Form 10-K
period 1993-12-31
AMERICAN FINANCIAL CORP
filed 1994-03-31
CIK 5016

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


   For the Fiscal Year Ended                           Commission File
   December 31, 1993                                   No. 1-7361


                          AMERICAN FINANCIAL CORPORATION


   Incorporated under                                  IRS Employer I.D.
   the Laws of Ohio                                    No. 31-0624874

                  One East Fourth Street, Cincinnati, Ohio 45202
                                  (513) 579-2121

   Securities Registered Pursuant to Section 12(b) of the Act:
                                                       Name of Each Exchange
       Title of Each Class                             on which Registered
       Nonvoting Cumulative Preferred Stock:
         Series E, F and G                             Cincinnati and Pacific
       9-1/2% Debentures due April 22, 1999            Cincinnati and Pacific
       10% Debentures due October 20, 1999             Cincinnati and Pacific
       10% Debentures Series A due October 20, 1999    Cincinnati and Pacific
       12% Debentures due September 3, 1999            Cincinnati and Pacific
       12% Debentures Series A due September 3, 1999   Cincinnati and Pacific
       12% Debentures Series B due September 3, 1999   Cincinnati and Pacific
       12-1/4% Debentures due September 15, 2003       Cincinnati and Pacific
       13-1/2% Debentures due September 14, 2004       Cincinnati and Pacific
       13-1/2% Debentures Series A due September 14, 2004Cincinnati and Pacific

   Securities Registered Pursuant to Section 12(g) of the Act:  None

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
   filing requirements for the past 90 days.  Yes  X    No

       Indicate by check mark if disclosure of delinquent filers pursuant to

   Item 405 of Regulation S-K is not contained herein, and need not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       As of March 1, 1994, there were 18,971,217 shares of Common Stock outstanding, all of which were privately owned.


                    Documents Incorporated by Reference:  None

                          AMERICAN FINANCIAL CORPORATION

                              INDEX TO ANNUAL REPORT

                                   ON FORM 10-K

   Part I                                                            Page
    Item  1 - Business:
                      Introduction                                     1
                      Great American Insurance Group                   2
                      American Annuity Group and Great American
                        Life Insurance Company                        12
                      American Premier                                16
                      Chiquita Brands International                   20
                      Great American Communications                   22
                      General Cable                                   24
                      Spelling Entertainment Group                    24
                      Other Companies                                 24
                      Investment Portfolio                            25
                      Seasonality                                     26
                      Competition                                     27
                      Regulation                                      27
     Item  2 - Properties                                             29
     Item  3 - Legal Proceedings                                      30
     Item  4 - Submission of Matters to a Vote of Security Holders     *


   Part II
     Item  5 - Market for Registrant's Common Equity and Related
                       Stockholder Matters                            31
     Item  6 - Selected Financial Data                                31
     Item  7 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations:
                        General                                       32
                        Liquidity and Capital Resources               32
                        Results of Operations                         38
     Item  8 - Financial Statements and Supplementary Data            43
     Item  9 - Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure             *


   Part III
     Item 10 - Directors and Executive Officers of the Registrant     44
     Item 11 - Executive Compensation                                 45
     Item 12 - Security Ownership of Certain Beneficial Owners
                 and Management                                       45
     Item 13 - Certain Relationships and Related Transactions         45


   Part IV
     Item 14 - Exhibits, Financial Statement Schedules and
                       Reports on Form 8-K                            S-1



   * The response to this Item is "none".

                                      PART I

                                      ITEM 1

                                     Business

   Introduction

            American Financial Corporation ("AFC") was incorporated as an Ohio Corporation in 1955. Its address is One East Fourth Street, Cincinnati, Ohio, 45202; its phone number is (513) 579-2121. Carl H. Lindner and certain members of the Lindner family own all of the outstanding common stock of AFC.

            AFC is a holding company operating through wholly-owned and majority-owned subsidiaries and other companies in which it holds significant minority ownership interests. These companies operate in a variety of financial businesses, including property and casualty insurance, annuities, and portfolio investing. In non-financial areas, these companies have substantial operations in the food products industry, television and radio station operations and industrial manufacturing.

            The following table shows AFC's percentage ownership of voting securities of the significant companies over the past several years:

                                         Ownership at December 31,
                                       1993   1992   1991  1990   1989

   Great American Insurance Group 100% 100% 100% 100% 100% Great American Life Insurance
     Company                            (a)    (a)   100%  100%   100%
   American Annuity Group               80%    82%    39%   32%    32%
   American Premier Underwriters        41%    51%    50%+  42%    34%
    (formerly Penn Central Corporation)
   Chiquita Brands International        46%    46%    48%   54%    82%
   Great American Communications        20%    40%    40%   65%    62%
   General Cable (b)                    45%    45%     -     -      -
   Spelling Entertainment Group         (c)    48%    53%   53%    51%
    (formerly The Charter Company)

   (a)  Sold to American Annuity Group in December 1992.
   (b) 100%-owned by American Premier prior to spin-off in July 1992. Ownership percentage excludes shares held by American Premier for future distribution aggregating 12%.
   (c)  Sold on March 31, 1993.
   (d) Generally, companies have been included in AFC's consolidated financial statements when AFC's ownership of voting securities has exceeded 50%; for investments below that level but above 20%, AFC has accounted for the investments as investees. (See Note E to AFC's financial statements.)

              The following summarizes the more significant changes in ownership percentages shown in the above table.

              American Annuity Group American Annuity is the successor to STI Group, Inc., formerly known as Sprague Technologies, Inc. ("STI"). Between 1990 and 1992, American Annuity disposed of substantially all of its operations and on December 31, 1992, purchased Great American Life Insurance Company ("GALIC") from Great American Insurance Company ("GAI"). In connection with the acquisition, GAI purchased 5.1 million shares of American Annuity's common stock pursuant to a cash tender offer and
   17.1 million additional shares directly from American Annuity.

              American Premier Underwriters Between 1989 and 1991, American Premier repurchased and retired approximately 26 million shares of its common stock, resulting in AFC's ownership being increased. During 1991, AFC purchased an additional 1.6 million shares of American Premier common. In August 1993, American Financial Enterprises, Inc., an 83%-owned subsidiary of AFC, whose assets consist primarily of investments in American Annuity Group, American Premier and General Cable, sold 4.5 million shares of American Premier common stock in a secondary public offering.

              Chiquita Brands International In 1988 and 1990, Great American Communications sold 5.25 million and 2.2 million shares of Chiquita to Chiquita and an additional 5 million shares in a secondary public offering in 1990. In 1990 and 1991, Chiquita sold 5.3 million and 5 million shares of its stock in public offerings. Also in 1990, Chiquita issued 1.7 million shares upon conversion of debentures.

              Great American Communications In 1991, GACC issued 21.6 million shares in connection with debt restructurings. In December 1993, GACC completed a joint prepackaged plan of reorganization. Under the terms of the restructuring, GACC's outstanding stock was reduced in a 1-for-300 reverse split. In the restructuring, AFC's previous holdings of GACC stock and debt were exchanged for 20% of the new common stock.

              General Cable In July 1992, American Premier distributed to its shareholders approximately 88% of the stock of General Cable Corporation, which was formed to own certain of American Premier's manufacturing businesses. American Premier retained the remaining shares of General Cable for distribution under American Premier's 1978 Plan of Reorganization and to reserve for potential option and convertible preference stock exercises.
   AFC and its subsidiaries, excluding American Premier, received approximately 45% of General Cable in the spin-off.

              Spelling Entertainment Group During 1992, The Charter Company issued 5.8 million shares of its common stock in a merger with Spelling Entertainment Inc., resulting in AFC's ownership of Charter being decreased below 50%. Subsequent to the merger, Charter changed its name to Spelling Entertainment Group Inc. ("Spelling") to reflect the nature of its business. In March 1993, AFC sold its common stock investment in Spelling to Blockbuster Entertainment Corporation.

   General

              The following discussion concerning AFC's businesses is organized along the lines of the major company investments as shown in the table above. Reference to the table and to AFC's consolidated financial statements is recommended for a better understanding of this section and
   Item 6 - "Selected Financial Data".

   Great American Insurance Group

              AFC's primary insurance business is multi-line property and casualty insurance, headed by Great American Insurance Company ("GAI"). Hereafter, GAI and its property and casualty insurance subsidiaries will be referred to collectively as "Great American". They employ approximately 3,300 persons.

              According to the most recent ranking published in "Best's Review", Great American was the 42nd largest among all property and casualty insurance groups operating in the United States on the basis of total net premiums written in 1992. GAI is rated "A" (Excellent) by A.M. Best Company, Inc. This rating is given to companies that "have a strong ability to meet their obligations to policyholders over a long period of time."

              On December 31, 1990, GAI sold its non-standard automobile insurance group ("NSA group") to American Premier. The NSA group accounted for approximately one-fourth of Great American's earned premiums and had a 1990 statutory combined ratio of 95.5%. Data in this section includes the NSA Group for the periods it was owned by GAI.

              In February 1994, American Premier announced that it was considering a proposal from AFC to purchase GAI's personal lines business (primarily insurance of private passenger automobiles and residential property) for $380 million. These operations had earned premiums of $342 million in 1993 and represented approximately 25% of the premiums earned by all of Great American's insurance operations. GAI has estimated that the accident year statutory combined ratio for the personal lines business was about 99% in each of the last two years. The purchase would include the transfer of a portfolio of principally investment grade securities with a market value of approximately $450 million. GAI has estimated the net book value, based on generally accepted accounting principles ("GAAP"), of the business to be transferred would be approximately $200 million.

              Unless otherwise indicated, all tables concerning insurance are presented on the statutory basis prescribed by the National Association of Insurance Commis-sioners and each insurer's domiciliary state. In general, this method results in lower capital surplus and net earnings than result from application of GAAP which are utilized in preparing the financial statements found elsewhere herein. These differences include charging policy acquisition costs to expense as incurred rather than spreading the costs over the periods covered by the policies, requiring additional loss reserves, establishing valuation reserves for investments held by life insurance subsidiaries and charging to surplus certain assets, such as furniture and fixtures and agents' balances over 90 days old.

              The following table shows (in millions) the performance of Great American in various categories. While financial data is reported on a statutory basis for insurance regulatory purposes, it is reported in accordance with GAAP for shareholder and other investment purposes.

                                   1993     1992     1991     1990    1989
   Statutory Basis
   Premiums Earned               $1,243   $1,220   $1,214   $1,635  $1,488
   Admitted Assets                3,882    3,760    3,893    3,644   3,847
   Unearned Premiums                562      517      514      521     559
   Loss and Loss Adjustment
     Expense Reserves             2,144    2,151    2,194    2,200   2,316
   Capital and Surplus              887      851      840      688     665

   GAAP Basis
   Premiums Earned               $1,241   $1,220   $1,197   $1,619  $1,474
   Total Assets                  5,340(*) 5,299(*)  4,518    4,438   4,517
   Unearned Premiums               675(*)   595(*)    506      512     552
   Loss and Loss Adjustment
     Expense Reserves            2,724(*) 2,670(*)  2,129    2,137   2,246
   Shareholder's Equity           1,434    1,439    1,261    1,270   1,148

   (*) Grossed up for reinsurance recoverables.  See "Loss and Loss Adjustment
       Expense Reserves".

   Underwriting

              The profitability of a property and casualty insurance company depends on two main areas of operation: underwriting of insurance and investment of assets. Underwriting profitability is measured by the combined ratio which is a sum of the ratio of underwriting expenses to premiums written and the ratio of losses and loss adjustment expenses to premiums earned. When the combined ratio is under 100%, underwriting results are generally considered profitable; when the ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio does not reflect investment income, other income or federal income taxes. The following table shows certain underwriting data of Great American (dollars in millions):

                                     1993     1992     1991    1990     1989
   Premiums Written                $1,287   $1,224   $1,202  $1,712   $1,487
   Premiums Earned                  1,243    1,220    1,214   1,635    1,488

   Loss Ratio                       58.7%    59.3%     57.9%   62.4%    62.0%
   Loss Adjustment Expense Ratio     12.1     11.9     12.1    11.1     11.5
   Underwriting Expense Ratio        33.1     33.3     32.4    30.4     30.3
   Combined Ratio                   103.9    104.5    102.4   103.9    103.8
   Combined Ratio (after
     policyholders' dividends):
       Great American               103.9    105.0    103.2   104.8    104.7
       Industry (stock
         companies)(*)              110.3    116.1    109.1   109.1    109.3

   (*) Source:  Conning & Company, Property and Casualty Model and Forecast
       Service, March 1994.

              As shown in the table above, Great American's underwriting results, although not profitable, have been significantly better than the industry's. Great American's results reflect an emphasis on writing commercial lines coverages of specialized niche products where company personnel are experts in particular lines of business. During 1993, approximately half of Great American's premiums were written in these specialized niche product areas. Great American's combined ratio (after policyholder dividends) for 1993 excluding its personal lines business (which may be sold to American Premier) was 104.7%.

              Certain natural disasters (hurricanes, tornados, forest fires, etc.) and other incidents of major loss (explosions, civil disorder, fires, etc.) are classified as catastrophes by industry associations. Losses from these incidents are usually tracked separately from other business of insurers because of their sizable effects on overall operations. Major catastrophes in recent years included flooding in the Midwest in 1993; Hurricanes Andrew and Iniki, Chicago flooding, and Los Angeles civil disorder in 1992; Oakland fires in 1991; and Hurricane Hugo and the San Francisco earthquake in 1989. Total net losses to AFC's insurance operations from catastrophes were $26 million in 1993; $42 million in 1992; $22 million in 1991; $13 million in 1990; and $32 million in 1989. These amounts are included in the tables herein.

              Insurance regulations in various states require prior approval of premium rate increases on approximately 85% of Great American's personal lines business. The commercial business generally does not require prior approval, although a number of states impose some degree of review of commercial rates.

              Information for the major classes of business written by Great American is as follows (dollars in millions). Losses incurred and loss ratios exclude loss adjustment expenses. Combined ratios are stated before policyholders' dividends.

                                   1993     1992     1991     1990    1989
   Auto Liability and Physical
    Damage (A)
     Premiums Written              $424     $397     $364     $820    $687

     Premiums Earned                403      389      362      785     670
     Losses Incurred                249      259      187      504     423
     Loss Ratio                     61.8%    66.6%    51.5%    64.1%    63.1%
     Combined Ratio                103.4%   107.7%    92.2%   102.5%   101.6%

   Property and Multiple
    Peril (B)
     Premiums Written              $349     $329     $368     $387    $353
     Premiums Earned                337      347      378      374     351
     Losses Incurred                189      228      235      203     208
     Loss Ratio                     56.0%    65.6%    62.3%    54.3%    59.3%
     Combined Ratio                103.9%   117.3%   110.6%   102.4%   104.4%

   Workers' Compensation and
    Other Liability (C)
     Premiums Written              $340     $349     $349     $390    $352
     Premiums Earned                338      349      357      369     374
     Losses Incurred                216      173      235      267     252
     Loss Ratio                     64.2%    49.6%    65.7%    72.6%    67.4%
     Combined Ratio                108.6%    92.7%   109.9%   114.8%   111.6%

   All Other (D)
     Premiums Written              $174     $149     $121     $115    $ 95
     Premiums Earned                165      135      117      107      93
     Losses Incurred                 75       64       46       47      40
     Loss Ratio                     45.6%    47.6%    38.8%    43.9%    43.0%
     Combined Ratio                 95.3%    93.1%    82.0%    87.8%    92.6%

   (A) Includes related bodily injury, property damage and physical damage. Unusually low Combined Ratio in 1991 generally reflects the effects of a program to reduce exposure to certain commercial "bad risk" groups while retaining previous pricing, followed by reductions in pricing in later years.

   (B) Includes extended coverage, tornado, windstorm, cyclone, hail on growing crops, personal multiple peril, riot and civil commotion, vandalism and malicious mischief, and sprinkler leakage and water
          damage.   Unusually high Combined Ratio in 1992 generally reflects
          the effects of Hurricanes Andrew and Iniki.

   (C)    Includes other bodily injury, property damage and directors and
          officers' liability.   Unusually low Combined Ratio in 1992 generally
          reflects reductions in redundant reserves on certain matured lines of commercial liability coverages written in the late 1980s.

   (D)    Includes accident and health, credit, burglary, glass, earthquake,
          aircraft physical damage and boiler and machinery.   Unusually low
          Combined Ratio in 1991 generally reflects especially good operations for the Inland Marine and Surety operations.

          The table above includes the results of GAI's personal lines business which AFC has proposed to sell to American Premier. Information for this business for 1993 follows (dollars in millions):

                                 Automobile Homeowners    Other      Total
          Premiums Written             $250        $80      $21       $351
          Premiums Earned               242         79       21        342
          Losses Incurred               150         51        8        209
          Loss Ratio                  61.8%       64.7%    38.2%      61.1%

          Combined Ratio             100.8%      111.3%    74.6%     101.6%

          The following table shows the ratio of net premiums written to policy-holders' surplus for Great American and the industry on a consolidated basis. Increases in this ratio beyond the informal industry standard of 3:1 may cause insurance commissioners to require companies to reduce underwriting activities or obtain additional capitalization.

                                    1993     1992     1991      1990     1989

   Great American                   1.45     1.44     1.43      2.49     2.24
   Industry (stock companies) (*)   1.24     1.30     1.33      1.53     1.51

   (*)  Source:  Conning & Company, Property and Casualty Model and Forecast
                 Service, March 1994.

              Great American is represented by several thousand agents and brokers who are paid on a commission basis; most also represent other insurance companies. The geographical distribution of direct premiums written in 1993 compared to 1989, before giving effect to reinsurance, was as follows (dollars in millions):

                                           1993                 1989
              Location               Premiums      %       Premiums     %

              California               $  216    13.6%       $  188   11.4%
              New York                    135     8.5            79    4.8
              Connecticut                 114     7.2           112    6.8
              New Jersey                   90     5.7            74    4.5
              North Carolina               81     5.1            95    5.8
              Pennsylvania                 78     4.9            40    2.4
              Texas                        75     4.7            49    3.0
              Florida                      68     4.3           103    6.3
              Illinois                     56     3.5            69    4.2
              Ohio                         56     3.5            63    3.8
              Oklahoma                     53     3.3            85    5.2
              Massachusetts                52     3.3            37    2.3
              Michigan                     49     3.1            61    3.7
              Maryland                     36     2.3             *     *
              Washington                   35     2.2            32    2.0
              Kentucky                     32     2.0             *     *
              Georgia                       *      *             96    5.9
              Virginia                      *      *             46    2.8
              Tennessee                     *      *             37    2.3
              All others, including
                foreign, each less
                than 2%                   359    22.8           375   22.8

                                       $1,585   100.0%       $1,641  100.0%
              (*) Less than 2%.

              In 1988, a California ballot initiative, Proposition 103, was passed by a very small margin of voters. The consumer-sponsored initiative sought to (i) increase rate regulation, (ii) mandate rate rollbacks and freezes for most lines of property and casualty insurance and (iii) make changes in antitrust laws applicable to the insurance industry. The California Supreme Court upheld the validity of most of the major portions of the initiative but permitted insurers to seek exemptions from the rate rollback if such a rollback would not enable them to make a fair and reasonable profit. In 1991, the newly elected Insurance Commissioner of California promulgated a new set of regulations on rate rollbacks and prior approval of rates, replacing those adopted by the former Insurance Commissioner under Proposition 103. Although these regulations are not finalized, there have been some company specific hearings and there are ongoing appellate proceedings challenging the regulations. Great American has not received a notice of the Insurance Department's assessment of its rollback liability or a hearing date, although it is exploring settlement possibilities. Since, at present, there is no finalized regulatory arrangement, Great American cannot determine the actual amount of the liability, if any, for a refund pursuant to the rollback provision of Proposition 103. By its terms, Proposition 103 does not affect workers' compensation insurance.

   Loss and Loss Adjustment Expense Reserves

              The consolidated financial statements include the estimated liability for unpaid losses and loss adjustment expenses ("LAE") of Great American. This liability represents estimates of the ultimate net cost of all unpaid losses and LAE and is determined by using case-basis evaluations and statistical projections. These estimates are subject to the effects of claim amounts and frequency and are continually reviewed and adjusted as additional information becomes known. In accordance with industry practices, such adjustments are reflected in current year operations.

              Increases in claim payments are caused by a number of factors that vary with the individual types of policies written. Future costs of claims are projected based on historical trends adjusted for changes in underwriting standards, policy provisions, the anticipated effect of inflation and general economic trends. These anticipated trends are monitored based on actual development and are reflected in estimates of ultimate claim costs.

              The liability for losses and LAE for certain long-term scheduled payments under workers' compensation, auto liability and other liability insurance has been discounted at rates ranging from 3.5% to 8%. As a result, the total liability for losses and LAE at December 31, 1993, 1992 and 1991 has been reduced by $56 million, $51 million and $51 million, respectively.

              The limits on risks retained vary by type of policy and risks in excess of certain retention limits are reinsured. Each insurance company within the group establishes its own retention limits based on the individual company's surplus.

              Generally, reserves for reinsurance and involuntary pools and associations are reflected in Great American's results at the amounts reported by those entities.

              The following table provides an analysis of changes in the liability for losses and LAE, net of reinsurance (and grossed up), over the past three years on a GAAP basis (in millions):

                                                     1993     1992    1991
              Balance at beginning of period       $2,123   $2,129  $2,137

              Provision for losses and loss
                adjustment expenses occurring
                in the current year                   879      882     877
              Net decrease in provision for claims
                occurring in prior years               (3)     (14)    (29)
                                                      876      868     848
              Payments for losses and loss
                adjustment expenses occurring
                during:
                  Current year                       (320)    (313)   (298)
                  Prior years                        (566)    (561)   (558)
                                                     (886)    (874)   (856)

              Balance at end of period             $2,113   $2,123  $2,129

              Add back reinsurance recoverables (*)   611      547

              Unpaid losses and LAE included in
                Balance Sheet, gross of
                reinsurance                        $2,724   $2,670

              (*) New accounting rules effective in 1993 require that
                  insurance liabilities be reported without deducting reinsurance amounts. Balance Sheet amounts for 1992 have been conformed to the 1993 presentation.

              Major components of the net decrease in the provision for claims occurring in prior years as reflected in the table above were as follows (dollars in millions):

                                                     1993     1992    1991
              Adjustment for reserve data reported
                by reinsureds and involuntary
                pools and associations                $62      $32     $30
              Adjustment for claim payments and
                anticipated claim payments in amounts
                less than previously anticipated      (70)     (47)     (60)
              Amortization of discount on certain
                long-term reserves                      5        1       1

              Net decrease                           ($ 3)    ($14)   ($29)

              Net decrease as a percent of
                prior year's liability               (0.1%)  (0.7%)   (1.4%)


            The following table presents the development of the liability for losses and LAE, net of reinsurance, on a GAAP basis for the last ten years. The top line of the table shows the estimated liability (in millions) for unpaid losses and LAE recorded at the balance sheet date for the indicated years. The remainder of the table presents development as percentages of the estimated liability. The development results from additional information and experience in subsequent years. The middle line shows a cumulative deficiency (redundancy) which represents the aggregate percentage increase (decrease) in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods as a percentage of the original loss reserve liability.

                            1983   1984   1985   1986   1987  1988   1989   1990
   LIABILITY FOR UNPAID LOSSES
   AND LOSS ADJUSTMENT EXPENSES $1,094 $1,302 $1,605 $1,843 $2,024$2,209 $2,246 $2,137

   LIABILITY RE-ESTIMATED AS OF:
     ONE YEAR LATER            105.9% 108.2% 109.2% 102.7% 102.5%  99.8% 100.4%  98.6%
     TWO YEARS LATER           111.6% 120.5% 116.7% 107.3% 103.6% 100.0%  99.3%  97.7%
     THREE YEARS LATER         122.8% 126.2% 123.4% 109.7% 103.1%  99.7%  98.4%  97.4%
     FOUR YEARS LATER          126.8% 132.8% 129.9% 110.8% 102.5%  98.7%  98.2%
     FIVE YEARS LATER          131.6% 138.8% 132.3% 111.8% 102.6%  99.1%
     SIX YEARS LATER           136.9% 142.2% 134.8% 112.7% 103.5%
     SEVEN YEARS LATER         141.4% 145.5% 136.6% 115.3%
     EIGHT YEARS LATER         145.6% 148.1% 140.7%
     NINE YEARS LATER          148.4% 153.0%
     TEN YEARS LATER           153.5%

   CUMULATIVE DEFICIENCY
     (REDUNDANCY)               53.5%  53.0%  40.7%  15.3%   3.5% (0.9%) (1.8%) (2.6%)

                                 1991   1992   1993
   LIABILITY FOR UNPAID LOSSES
   AND LOSS ADJUSTMENT EXPENSES$2,129 $2,123 $2,113

   LIABILITY RE-ESTIMATED AS OF:
     ONE YEAR LATER             99.3%  99.9%
     TWO YEARS LATER            98.7%
     THREE YEARS LATER
     FOUR YEARS LATER
     FIVE YEARS LATER
     SIX YEARS LATER
     SEVEN YEARS LATER
     EIGHT YEARS LATER
     NINE YEARS LATER
     TEN YEARS LATER

   CUMULATIVE DEFICIENCY
     (REDUNDANCY)              (1.3%) (0.1%)    N/A

   CUMULATIVE PAID AS OF:         1983   1984   1985   1986   1987  1988   1989   1990
     ONE YEAR LATER             41.1%  44.8%  45.5%  33.0%  29.2%  29.4%  32.3%  26.1%
     TWO YEARS LATER            65.6%  68.3%  69.0%  52.5%  49.0%  48.6%  48.2%  43.2%
     THREE YEARS LATER          82.1%  87.0%  84.6%  67.7%  63.5%  59.8%  59.2%  55.3%
     FOUR YEARS LATER           94.9%  99.6%  96.6%  79.3%  72.2%  67.9%  67.6%
     FIVE YEARS LATER          103.8% 109.3% 106.4%  86.4%  78.5%  74.0%

     SIX YEARS LATER           110.9% 117.7% 112.4%  91.9%  83.6%
     SEVEN YEARS LATER         118.0% 123.3% 117.3%  96.1%
     EIGHT YEARS LATER         122.7% 127.9% 121.3%
     NINE YEARS LATER          127.0% 131.8%
     TEN YEARS LATER           131.1%

   CUMULATIVE PAID AS OF:        1991   1992   1993

     ONE YEAR LATER             26.4%  26.7%
     TWO YEARS LATER            43.0%
     THREE YEARS LATER
     FOUR YEARS LATER
     FIVE YEARS LATER
     SIX YEARS LATER
     SEVEN YEARS LATER
     EIGHT YEARS LATER
     NINE YEARS LATER
     TEN YEARS LATER

               This table does not present accident or policy year development data. Further-more, in evaluating the re-estimated liability and cumulative deficiency (redundancy), it should be noted that each percentage includes the effects of changes in amounts for prior periods. For example, a deficiency related to losses settled in 1993, but incurred in 1983, would be included in the re-estimated liability and cumulative deficiency percentage for each of the years 1983 through 1992. Conditions and trends that have affected development of the liability in the past may not necessarily exist in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

            Management believes that Great American's development is similar to that of companies with similar mixes of business. The adverse development in earlier years in the table above was partially caused by the effect of higher than projected inflation on medical, hospitalization, material, repair and replacement costs. Additionally, changes in the legal environment have influenced the development patterns over the past ten years. Two significant changes in the early to mid-1980s were the trend towards an adverse litigious climate and the change from contributory to comparative negligence.

            The adverse litigious climate is evidenced by an increase in lawsuits and damage awards, changes in judicial interpretation of legal liability and of the scope of policy coverage, and a lengthening of time it takes to settle cases. In addition, a trend has developed in the manner and timeliness of first claim notices. Historically, the first notification of claim came directly from the claimant; in recent years, however, there has been a gradual increase in the number of notifications in the form of direct legal action. Not only has this notification been less timely, it has been more adversarial in nature.

              The change in rules of negligence governing tort claims has also influenced the loss development trend. During the early to mid-1980s, most states changed from contributory to comparative negligence rules. When contributory negligence rules control, a plaintiff seeking damages is barred from recovering damages for a loss if it can be demonstrated that the plaintiff's own negligence contributed in any way to the cause of the injury.

              When comparative negligence rules control, a plaintiff's negligence is no longer a bar to recovery. Instead, the degree of plaintiff's negligence is compared to the negligence of any other party.

   Generally, if the plaintiff's negligence is 50% or less of the cause of the injury, the plaintiff can recover damages, but in an amount reduced by the portion of damage attributable to the plaintiff's own negligence.

              Many claims which would have been successfully defended under contributory negligence rules now result in an award of damages or a settlement during suit under the comparative negligence rules.

              The differences between the liability for losses and LAE reported in the annual statements filed with the state insurance departments in accordance with statutory accounting principles ("SAP") and that reported in the accompanying consolidated financial statements in accordance with GAAP at December 31, 1993, are as follows (in millions):

   Liability reported on a SAP basis                            $2,144

     Additional discounting of GAAP reserves in excess
       of the statutory limitation for SAP reserves                (11)
     Estimated salvage and subrogation recoveries recorded on
       a cash basis for SAP and on an accrual basis for GAAP        (1)
     Reinsurance reserve included in other liabilities             (19)
     Reinsurance recoverables                                      611

   Liability reported on a GAAP basis                           $2,724

   Environmental

              Property and casualty insurers have experienced a significant increase in the number of claims and legal actions related to hazardous products and environmental pollution. Ensuing litigation extends to issues of when the loss occurred and what policies provide coverage, what claims are covered, extent of coverage, whether there is an insured obligation to defend and other policy provisions. To date, court decisions have been inconsistent on several coverage issues; these issues are not likely to be resolved in the near future.

              Great American's liability for loss and loss adjustment expenses includes amounts for various liability coverages related to environmental and hazardous product claims. Establishing reserves for those types of claims is subject to uncertainties that are greater than those represented by other types of claims. Factors contributing to those uncertainties include a lack of historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure and the extent and timing of any such contractual liability. Management believes that its reserves are adequate to cover the claims reported.

              Although Great American establishes reserves for reported environmental claims, it does not establish reserves for unreported claims and related litigation expenses because such amounts cannot be reasonably estimated. Although future results may be adversely affected, management does not believe any such effect is likely to be material to AFC's financial condition or results of operations.

              Following is an analysis (in millions) of net reported environmental pollution and hazardous products claims for those subsidiaries capable of retrieving such data. These companies accounted for over 95% of AFC's insurance claims and reserves at December 31, 1993.
                                                  1993     1992      1991
                  Reserves at beginning of year  $51.2    $51.3     $40.0
                  Incurred losses and LAE         18.5     25.8      28.0
                  Paid losses and LAE            (24.6)   (25.9)   (16.7)
                  Reserves at end of year        $45.1    $51.2     $51.3

              Figures above do not include asbestos abatement and underground storage tank coverage written by certain AFC subsidiaries in recent years. The table above includes exposures where Great American has been held liable for coverage on general liability policies written years ago where environmental coverage was not intended. In contrast, asbestos abatement and underground storage tank coverage is written with the intent of covering environmental-related losses. Net loss reserves on this coverage totaled

   $53 million, $51 million and $42 million at December 31, 1993, 1992 and 1991, respectively.

   Reinsurance

              In accordance with industry practice, Great American reinsures a portion of its business with other insurance companies and assumes reinsurance from other insurers. Ceding reinsurance permits diversification of risks and limits maximum loss arising from large or unusually hazardous risks or a localized catastrophe. Although reinsurance does not legally discharge the original insurer from primary liability, risks that are reinsured are, in practice, treated as though they were transferred to the reinsurers.

              Reinsurance is provided on one of two bases: the facultative basis or the treaty basis. Facultative reinsurance is generally provided on a risk by risk basis. Individual risks are ceded and assumed based on an offer and acceptance of risk by each party to the transaction. Treaty reinsurance provides for risks to be automatically ceded and assumed according to contract provisions.

              In addition to various facultative reinsurance coverages, GAI has current treaty reinsurance programs which generally provide for retention maximums. For workers' compensation policies, the retention maximum is $5 million per loss occurrence with reinsurance coverage for the next $45 million. For all other casualty policies, the retention maximum is $5 million per loss occurrence with reinsurance coverage for the next $15 million. For property coverages, the retention is $5 million per risk with reinsurance coverage for the next $25 million; for catastrophe coverage on property risks, the retention is $20 million with reinsurance covering 89% of the next $110 million in losses. Contracts relating to reinsurance are subject to periodic renegotiation and no assurance can be given concerning the future terms of such reinsurance.

              Great American's major reinsurers include American Re-Insurance Company, Employers Reinsurance Corporation, General Reinsurance, Mitsui Marine and Fire Insurance Company, Ltd. and Taisho Marine & Fire Insurance Company. Great American regularly monitors the financial strength of its reinsurers. This process periodically results in the transfer of risks to more financially stable reinsurers. Management believes that its present group of reinsurers is financially sound. However, market conditions over the past few years have forced many reinsurers into financial difficulties or liquidation proceedings. At December 31, 1993, Great American had an allowance of approximately $56 million for doubtful collection of reinsurance recoverables. The collectibility of a reinsurance balance is based upon the financial condition of a reinsurer as well as individual claim considerations. Included in "recoverables from reinsurers and prepaid reinsurance premiums" were $80 million on paid losses and LAE and $611 million on unpaid losses and LAE at December 31, 1993.

              Premiums written for reinsurance ceded and assumed are presented in the following table (in millions):

                                           1993   1992    1991   1990    1989

              Reinsurance ceded            $422   $328    $284   $219    $214
              Reinsurance assumed:

                From companies under
                  management contract        63     17       8      8       6
                Other, primarily non-voluntary
                  pools and associations     61     71      55     71      54


   Investment Results

              The following table, prepared on a GAAP basis, shows the performance of Great American's investment portfolio, excluding equity investments in affiliates (dollars in millions):

                                           1993   1992    1991   1990    1989

   Average Cash and Investments at Cost  $2,822 $2,743  $2,538 $2,445  $2,300
   Investment Income                        205    222     217    236     245
   Net Realized Gains (Losses)               77    (56)     14     29       9
   Credit (Provision) for Impairment on
     Investments                            (2)     32    (33)    (69)   (22)
   Percentage Earned:
     Excluding Realized Gains (Losses) (A) 7.3%    8.1%   8.5%    9.7%  10.7%
     Including Realized Gains (Losses) (A)10.0% 6.1% 9.1% 10.9% 11.0% Including Realized Gains (Losses)
       and Credit (Provision) for
       Impairment on Investments          10.0%    7.3%   7.8%    8.0%  10.1%
   Increase (Decrease) in Unrealized
     Gains on Marketable Securities
     (Net of Realized Gains)                $68    $61  ($110)   ($41)   $103

   (A) Excludes provision for losses on investments.

   American Annuity Group and Great American Life Insurance Company

              Data in this section relating to the period following the sale of GALIC to STI generally has been taken from the 1993 Form 10-K of American Annuity.

   General

              American Annuity is a holding company whose only significant asset is the capital stock of GALIC which it acquired from GAI on December 31, 1992. GALIC is engaged principally in the sale of tax-deferred annuities to employees of qualified not-for-profit organizations. GALIC is currently rated "A" (Excellent) by A.M. Best. American Annuity and GALIC employ approximately 440 persons.


              The following table (in millions) presents information concerning GALIC on a GAAP basis, unless otherwise noted.

                                       1993    1992    1991     1990     1989
   Total Assets (A)                  $4,883  $4,436  $4,686   $3,847   $3,285
   Annuity Policyholders' Funds
     Accumulated                      4,257   3,974   3,727    3,398    2,913

   GAAP Stockholders' Equity            520     418     358      355      277
   Statutory Basis:
     Capital and Surplus                251     216     219      192      103
     Asset Valuation Reserve (B)(C)      70      71     112       10      124
     Interest Maintenance Reserve (C)    36      17      -        -        -

   Interest on Annuity Policy-

     holders' Funds                     229     242     258      240      222

   Annuity Receipts:
     Flexible Premium:
       First Year                      $ 49    $ 48    $ 67     $ 73     $ 72
       Renewal                          223     232     240      220      204
                                        272     280     307      293      276
     Single Premium                     128      80     153      238       91
       Total Annuity Receipts          $400    $360    $460     $531     $367

   (A) Includes the following amounts for securities purchased in December and paid for in the subsequent year: 1993 - $68 million; 1992 - $0.2 million; 1991 - $557 million; 1990 - $46 million and
              1989 - $50 million.

   (B) For years prior to 1992, amounts reflect the Mandatory Securities Valuation Reserve.

   (C)        Allocation of surplus for statutory reporting purposes.

   Annuity Products

              Annuities are long-term retirement savings plans that benefit from interest accruing on a tax-deferred basis. Certain employees of educational institutions and other not-for-profit groups are eligible to save for retirement through contributions made on a before-tax basis to purchase annuities. Contributions are made at the discretion of the participants, generally through payroll deductions. Federal income taxes are not payable on contributions or earnings until amounts are withdrawn.

              GALIC's principal products are Flexible Premium Deferred Annuities ("FPDAs") and Single Premium Deferred Annuities ("SPDAs"). FPDAs are characterized by premium payments that are flexible in amount and timing as determined by the policyholder. SPDAs require a one-time lump sum premium payment. Since January 1, 1988, approximately three-fourths of GALIC's SPDA receipts have resulted from rollovers of tax-deferred funds previously maintained by policyholders with other insurers. In 1993, FPDAs accounted for approximately two-thirds of GALIC's total annuity receipts, with SPDAs accounting for the remainder.

              Annuity contracts can be either variable rate or fixed rate.
   With a variable rate annuity, the rate at which interest is credited to the contract is tied to an underlying securities portfolio or other performance index. With a fixed rate annuity, an interest crediting rate is set by the issuer, periodically reviewed by the issuer, and changed from time to time as determined to be appropriate. GALIC has issued only fixed rate annuities and its products offer minimum interest rate guarantees of 3% to 4%.

              All of GALIC's annuity policies permit GALIC to change the crediting rate at any time (subject to the minimum guaranteed interest rate). In determining the frequency and extent of changes in the crediting rate, GALIC takes into account the profitability of its annuity business and the relative competitive position of its products. The average rate being credited on funds held by GALIC was approximately 5.3%, 6.2% and 7.2% at December 31, 1993, 1992 and 1991, respectively.

              GALIC seeks to maintain a desired spread between the yield on its investment portfolio and the rate it credits to its policies. GALIC accomplishes this by (i) offering flexible crediting rates, (ii) designing annuity products that encourage persistency and (iii) maintaining an appropriate matching of assets and liabilities. Such incentives typically take the form of "two-tier" annuities which, in general, reward persistency by offering higher effective interest rates or lower "upfront" fees to policyholders who annuitize than are offered on prematurely withdrawn funds.

              Over the past five years, the annual persistency rate of GALIC's annuity products has averaged 92%. Policyholders maintain access to their funds without incurring penalties through a provision in the contract which allows policy loans.

              At December 31, 1993, GALIC had approximately 230,000 annuity policies in force, nearly all of which were individual contracts. GALIC's policyholders are employees of over 8,300 institutions nationwide. Of the $4.3 billion in total statutory reserves held by GALIC as of December 31, 1993, approximately 95% were attributable to policies in the accumulation phase. Annuity surrender payments represented 6.9%, 7.8% and 9.4%, of average statutory reserves in 1993, 1992 and 1991, respectively.

   Marketing and Distribution

              GALIC markets its annuities principally to employees of educational institutions in the kindergarten through high school segment. GALIC's management believes that this market segment is attractive because of the growth potential and persistency rate it has demonstrated. In 1993, written premiums from this market segment represented 90% of GALIC's total tax-qualified premiums, with sales of annuities to other not-for-profit groups accounting for the balance.

              GALIC markets its annuity products through approximately 55 managing general agents ("MGAs") who, in turn, direct more than 1,000 actively producing independent agents. GALIC has developed its business since 1980 on the basis of its relationships with MGAs and independent agents primarily through a consistent marketing approach and responsive service.

              GALIC is licensed to sell its products in all states (except Kansas and New York) and the District of Columbia. The geographical distribution of GALIC's annuity premiums written in 1993 compared to 1989 was as follows (dollars in millions):
                                            1993               1989
              Location                Premiums     %     Premiums     %

              California                 $ 87    21.8%      $ 98    26.7%
              Florida                      39     9.8         22     6.0
              Michigan                     34     8.5         39    10.6
              Massachusetts                32     8.0         30     8.2
              New Jersey                   22     5.5         27     7.4
              Ohio                         22     5.5          *      *
              Connecticut                  21     5.2         31     8.4
              Illinois                     13     3.3         10     2.7
              North Carolina               13     3.3          *      *
              Texas                        13     3.3         12     3.3
              Washington                   10     2.4         10     2.7
              Rhode Island                  9     2.2         12     3.3

              All others, each less
                than 2%                    85    21.2         76    20.7

                                         $400   100.0%      $367   100.0%

              (*) Less than 2%.

              Sales of annuities are affected by many factors, including: (i) competitive rates and products; (ii) the general level of interest rates;
   (iii) the favorable tax treatment of annuities; (iv) commissions paid to agents; (v) services offered; (vi) ratings from independent insurance rating agencies; and (vii) general economic conditions.

   Investment Results

              GALIC's annuity products are structured to generate a stable flow of investable funds. GALIC earns a spread by investing these funds at an investment earnings rate in excess of the crediting rate payable to its policyholders.

              Investments comprise approximately 96% of GALIC's assets and are the principal source of its income. The following table shows the performance of GALIC's investment portfolio, excluding equity investments in affiliates (dollars in millions):
                                           1993   1992    1991   1990    1989

   Average Cash and Investments at Cost  $4,455 $4,078  $3,828 $3,278  $2,796
   Investment Income                        358    334     340    304     295
   Net Realized Gains (Losses)               35     27       4    (32)   (13)
   Credit (Provision) for Impairment on
     Investments                            -      -        51    (23)   (47)
   Percentage Earned:
     Excluding Realized Gains (Losses) (A) 8.0%    8.2%   8.9%    9.3%  10.5%
     Including Realized Gains (Losses) (A) 8.8% 8.9% 9.0% 8.3% 10.1% Including Realized Gains (Losses)
       and Credit (Provision) for
       Impairment on Investments           8.8%    8.9%  10.4%    7.6%   8.4%
   Increase (Decrease) in Unrealized
     Gains on Marketable Securities
     (Net of Realized Gains)                $58    $51     $22   ($27)     $7

   (A) Excludes provision for losses on investments.

   American Premier

              Data in this section generally has been taken from the 1993 Form 10-K of American Premier.

              American Premier's principal operations are conducted by a group of insurance subsidiaries which write non-standard automobile insurance and workers' compensation coverage. In March 1994, American Premier changed its name from The Penn Central Corporation to reflect its identity as a property and casualty insurance company. American Premier employs approximately 5,400 persons.

   Insurance

              American Premier acquired Republic Indemnity Company of America in March 1989. Republic writes workers' compensation and employers' liability insurance coverage in California. In addition to highly regulating the industry, the State of California establishes minimum premium levels and is a major competitor in providing coverage. Republic successfully competes by emphasizing service to customers and brokers. Management believes that Republic Indemnity's record and reputation for paying relatively high policyholder dividends have enhanced its competitive position. Republic reported a statutory combined ratio (after policyholders' dividends) of 88.1% for 1993.

              American Premier purchased Great American's non-standard automobile insurance companies on December 31, 1990, and Leader National Insurance Company in May 1993. These companies (collectively the "NSA Group") write auto insurance coverage for physical damage and personal liability for (i) individuals perceived to be higher than normal risks due to factors such as age, prior driving violations, occupation or type of vehicle driven, or (ii) those who have been cancelled or rejected by another insurance company. Because of the risk, such policies are issued at greater than normal premiums. The NSA Group has been successful in profitably underwriting this specialty insurance niche, reporting a statutory combined ratio of 96.9% in 1993.

              In February 1994, American Premier announced that it was considering a proposal to purchase GAI's personal lines insurance business for $380 million. Refer to Item 1 - "Great American Insurance Group" for a discussion of these operations.

              Unless otherwise indicated, data in this section is presented on the statutory basis prescribed by the NAIC and each insurer's domiciliary state.

              The profitability of a property and casualty insurance company depends on both the underwriting of insurance and investment of assets. When the combined ratio is under 100%, underwriting results are generally considered profitable; conversely, a ratio over 100% generally indicates unprofitable underwriting results. The statutory ratios for the major classes of business written by American Premier's Insurance Group are as follows.

                                                     1993   1992    1991
              Workers' Compensation
                Loss and Loss Adjustment
                  Expense Ratio                      59.0%  69.1%  66.5%
                Underwriting Expense Ratio           15.4%  16.0%  16.2%
                Policyholder Dividend Ratio          13.7%  11.6%  17.7%
                Combined Ratio                       88.1%  96.7% 100.4%

                Industry Combined Ratio (*)         111.5% 121.5% 122.6%

              Non-standard Automobile
                Loss and Loss Adjustment
                  Expense Ratio                      72.5%  69.7%  70.5%
                Underwriting Expense Ratio           24.4%  26.1%  26.5%
                Combined Ratio                       96.9%  95.8%  97.0%

                Industry Combined Ratio (*)         102.0% 102.0% 104.7%

          (*) Source:   Best's Insurance Management Reports, Property/Casualty
                        Supplement (January 3, 1994); 1993 is an estimate. The combined ratio for non-standard automobile represents the private passenger automobile insurance industry.
                        While there is no reliable regularly published combined ratio data for the non-standard automobile industry, American Premier believes such a ratio would be lower than the private passenger automobile industry average shown above.

          Republic's favorable loss and expense ratio record has been attributable to strict underwriting standards, loss control services, a disciplined claims philosophy and expense containment. These factors, as well as Republic's favorable reputation with insureds for paying policyholder dividends, have contributed to a high policy renewal rate. From 1991 through 1993, the percentage of Republic's policies renewed increased from 73% to 84% and the percentage of premiums represented by policy renewals increased from 77% to 89% of the premiums eligible for renewal.

          The NSA Group has achieved underwriting profits over the past several years as a result of refinement of various risk profiles, thereby dividing the consumer market into more defined segments which can either be excluded from coverage or surcharged adequately. Effective cost control measures, both in the underwriting and claims handling areas, have further contributed to the underwriting profitability of the NSA Group. In addition, the NSA Group generally writes policies of short duration, allowing more frequent evaluation of the rates on individual risks.

              American Premier's Insurance Group writes business throughout the United States. The geographical distribution of gross premiums written in 1993 compared to 1992, was as follows (dollars in millions):

                                               1993               1992
                                        Premiums     %      Premiums    %
                 Workers' Compensation
                   California               $469  100.0%        $402  100.0%

                 Non-standard Automobile
                   Florida                  $121   13.3%        $132   19.8%
                   Georgia                   111    12.2          91   13.7
                   Texas                      96    10.6          37    5.6
                   California                 54     5.9          52    7.9
                   Arizona                    54     5.9          39    5.9
                   Tennessee                  41     4.6          31    4.7
                   Alabama                    34     3.8          27    4.1
                   Connecticut                33     3.7          23    3.5
                   Missouri                   31     3.4          15    2.2
                   Indiana                    29     3.2          23    3.4
                   All others                304    33.4         194   29.2
                                            $908  100.0%        $664  100.0%

              The withdrawal from the Southern California market by several large workers' compensation carriers due to continuing underwriting losses contributed to Republic's 1993 premium growth.

              The NSA Group attributes its premium growth in recent years primarily to the overall growth in the non-standard market, entry into new states, increased market penetration in its existing states and the 1993 purchase of Leader National. The non-standard market has experienced significant growth in recent years as standard insurers have become more restrictive in the types of risks they will write.

   Loss and Loss Adjustment Expense Reserves

              The following table provides an analysis of changes in American Premier's liability for losses and LAE, net of reinsurance (and grossed up), over the past three years on a GAAP basis (in millions):


                                                        1993   1992   1991
                 Balance at beginning of period         $764   $664   $602

                 Provision for losses and loss adjustment
                   expenses occurring in the current year914    707    601
                 Net decrease in provision for claims
                   occurring in prior years(*)           (58)   (20)   (22)
                                                         856    687    579
                 Reserves of subsidiaries purchased       54     -      -

                 Payments for losses and loss adjustment
                   expenses occurring during:
                     Current year                       (413)  (295)  (258)
                     Prior years                        (345)  (292)  (259)
                                                        (758)  (587)  (517)

                 Balance at end of period               $916   $764   $664

                 Add back reinsurance recoverables        45

                 Unpaid losses and LAE, gross of
                   reinsurance                          $961

                 (*) Represents adjustments for claim payments and anticipated claim payments in amounts less than previously anticipated. The decrease in the provision for claims occurring in prior years as a percent of prior year's liability was 7.6% in 1993, 3.0% in 1992 and 3.5% in 1991.

           The following table presents the development of American Premier's liability for losses and LAE (in millions), net of reinsurance, on a GAAP basis since 1989 (the year American Premier acquired its first insurance subsidiary).

                                          1989   1990   1991   1992    1993
              Liability for Unpaid Losses
              and Loss Adjustment Expenses$369   $602   $664   $764    $916

              Liability Re-estimated as of:
                One year later            97.0%  96.5%  97.0%  92.4%
                Two years later           89.7%  93.0%  93.4%
                Three years later         85.7%  91.0%
                Four years later          85.5%

              Cumulative Redundancy      (14.5%)( 9.0%)( 6.6%)( 7.6%)  N/A

              Cumulative Paid as of:
                One year later            19.5%  43.0%  44.1%  40.6%
                Two years later           49.1%  64.4%  64.5%
                Three years later         64.6%  75.2%
                Four years later          71.4%

   Other

              In December 1992, American Premier announced its intention to pursue the sale of all of its non-insurance operating businesses. The sale of these businesses is intended to further implement American Premier's strategy of concentrating on its property and casualty businesses.

              In August 1993, American Premier sold its defense services operations for approximately $94 million in cash, subject to post-closing working capital adjustments. In May and November 1993, American Premier sold securities of investees in public offerings for approximately $178 million in cash. At December 31, 1993, the aggregate book value of businesses remaining to be sold was $36.1 million.

   Chiquita Brands International

              Data in this section generally has been taken from the 1993 Form 10-K of Chiquita.

              Chiquita is a leading international marketer, processor and producer of quality fresh and processed food products. Chiquita employs approximately 45,000 persons in its continuing operations, 39,000 of whom are employed in Central and South America. In recent years, the Company has capitalized on its "Chiquita" and other premium brand names by building on its worldwide leadership position in the marketing, distribution and sourcing of bananas; by expanding its quality fresh fruit and vegetable operations; and by further developing its business in value-added processed foods.

              Chiquita's fresh foods products include:

              * Bananas, grapefruit, kiwi, mangos and pineapples sold under the "Chiquita" brand name;

              * Bananas, citrus and other quality fresh fruit including apples, grapes, papaya, peaches, pears, plums, strawberries and tomatoes sold under the "Consul," "Chico," "Amigo," "Frupac" and other brand names; and

              * A wide variety of fresh vegetables including asparagus, beans, broccoli, carrots, celery, lettuce, onions and potatoes sold under the "Premium" and various other brand names.

              The core of Chiquita's fresh foods operations is the marketing, distribution and sourcing of bananas. Approximately 60% of Chiquita's consolidated net sales comes from the sale of bananas.

              Chiquita's sales of bananas in 1993 in its principal markets, as a percent of its total banana revenues, were: Europe, 45%; North America, 34%; and Other (principally the Far East and Middle East), 21%. Chiquita has generally been able to obtain a premium price for its bananas due to its reputation for quality and its innovative marketing techniques.

              Chiquita has a greater number and geographic diversity of sources of bananas than any of its competitors. During 1993, approximately 30% of all bananas sold by Chiquita were sourced from Panama. Bananas were also sourced from Colombia, Costa Rica, Guatemala, Honduras, Mexico and the Philippines. Approximately two-thirds of the bananas sourced by Chiquita were produced by subsidiaries and the remainder were purchased under arrangements from suppliers. Chiquita's low concentration of sources in individual producing locations reduces its overall risk of business interruption from localized weather conditions and crop disease as well as from political changes.

              Transportation expenses comprise approximately one-fourth of the total costs incurred by Chiquita in its sale of tropical fruit. Chiquita ships its tropical fruit in vessels it owns or charters. All of Chiquita's tropical fruit shipments into the North American market are delivered using pallets or containers that minimize damage to the product by eliminating the need to handle individual boxes. As a result of a multi-year investment program, now nearly completed, and the elimination of a substantial amount of chartered ship capacity under its restructuring program, Chiquita now owns or controls through long-term lease approximately 60% of its aggregate shipping capacity. Most of the remaining capacity is operated under contractual arrangements having terms of three years or less. Chiquita also operates loading and unloading facilities which it owns or leases in Central and South America and various ports of destination.

              Chiquita's processed foods products include:

              * Fruit and vegetable juices and other processed fruits and vegetables, including banana puree, marketed under the "Chiquita," "Friday" and other brands;

              * Wet and dry salads sold under the "Club Chef" and "Chef Classic" brands; and

              * Margarine, shortening and other consumer packaged foods sold under the "Numar," "Clover" and various regional brand names.

              Chiquita's branded juices are available throughout most of the United States and are manufactured by others to the Company's specifications. Chiquita also sells banana puree, sliced bananas and other specialty banana products to producers of baby food, fruit beverages and baked goods and to others. Chiquita manufactures and markets shortening, margarine and vegetable oil products primarily in Costa Rica and Honduras from oil palm grown on the Company's plantations located in these countries. Chiquita owns one of the largest private-label vegetable processors in the U.S. which markets a full line of over twenty-five types of processed vegetables to retail and food service customers throughout the U.S. and other countries.

              During the fourth quarter of 1992, after evaluation of reorganization plans announced earlier that year and completion of other preparatory actions, Chiquita adopted a plan of disposal for its Meat Division operations. Pursuant to the plan, Chiquita sold a component of its Meat Division in December 1992 and has made significant progress since, including: (i) successful ongoing cost reduction efforts resulting in breakeven operating results for 1993; (ii) progress toward obtaining substantial cost reductions relating to retiree medical costs; (iii) grants of subsidies and concessions from state and local governments; (iv) stand alone working capital financing; and (v) sale of the Division's specialty meat operations in February 1994 for approximately $50 million in cash. Chiquita expects to complete the divestures of these operations by the end of 1994.

              Chiquita's Meat Division is engaged in the processing and marketing primarily of fresh pork and processed meat products which are sold principally in the U.S. and for export to Japan, Mexico, Canada and other Central American and Pacific Rim countries.

              The operations of the Meat Division involve supplying a consistent quality product to a broad market, including large food chains. Profit margins in the fresh meat business are low, and the availability of adequate supplies and cost of livestock is significant to the profitability of the Meat Division's fresh meat operations.

   Great American Communications

              Data in this section generally has been taken from the 1993 Form 10-K of GACC.

              GACC is engaged in the ownership and operation of television and radio stations; its operations are conducted through Great American

   Television and Radio Company, Inc. ("GATR"). At December 31, 1993, GATR and its subsidiaries employed approximately 1,300 full-time employees and 250 part-time employees.

              Following its acquisition of Taft Broadcasting in 1987, GACC was highly leveraged. In the ensuing years, GACC restructured substantial amounts of its debt and sold assets to meet debt maturities. However, the downturn in the per-formance and values of the TV and radio businesses caused GACC's cash flow from operations to be insufficient to meet all of its obligations as they came due.

              In December 1993, GACC completed a comprehensive financial restructuring which included a joint prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code for GACC and two of its non-operating subsidiaries. GACC also negotiated a new credit facility with its bank lenders. Through the reorgani-zation, GACC reduced its total outstanding debt and preferred stock from $910 million to $433 million and lowered its annual fixed charges (interest and preferred stock dividends) from more than $94 million to approximately $41 million.

              Under GACC's restructuring, AFC exchanged its investment in GACC stock and debt for approximately 2.3 million shares of new GACC common stock. In addition, AFC contributed $7.5 million of new capital to GACC in exchange for additional common stock and 14% notes. At December 31, 1993, AFC owned 20% of GACC's voting common stock; AFC's Chairman owned an additional 12% of the stock.

              At December 31, 1993, GATR owned and/or operated six network-affiliated television stations, twelve FM radio stations and five AM radio stations. The following tables give the location, network affiliation and market information for these stations.

                                Television Stations

                                                            Station Rank(A)      Cable
        Market and     TV HomesStation and  Network         Adults  Commercial    Sub-
     National Market    in DMA  First Year  Affili-   Market  Aged Stations in scriber-
        Rank (A)        (000's)   Owned      ation    Share  25-54    Market     ship
                                                                   VHF     UHF
   Tampa, FL       15     1,384 WTSP  1985    ABC       3      3    3       6     67%
   Phoenix, AZ     20     1,097 KSAZ* 1985    CBS     1 Tie  2 Tie  4       4     53%
   Cincinnati, OH  30       770 WKRC  1949    ABC       3    1 Tie  3       2     58%
   Kansas City, MO 31       768 WDAF  1964    NBC       3    2 Tie  3       3     60%
   Greensboro/
     Highpoint, NC 48       538 WGHP  1991    ABC     2 Tie  2 Tie  3       4     58%
   Birmingham, AL  51       522 WBRC  1957    ABC       1      1    2       3     62%

    *  Formerly KTSP
   (A) Rankings are based on TV households in Designated Market Area ("DMA"), 6:00 a.m. to 2:00 a.m., Sunday-Saturday.

       The source of all television stations' market information is the Nielsen Station Index, November 1993.

                                   Radio Stations

       Market and         Metro    Station and                     Rank In     Stations
    National Market    Population   First Year   Format          Targeted      In

          Rank (A)       (000's)       Owned       (B)   Market  Audience    Market
   FM
   Detroit, MI       6    3,643     WRIF  1987*    AOR   13 Tie      2         30
   Atlanta, GA      12    2,682     WKLS  1985     AOR      8        3         19
   Phoenix, AZ      21    1,880     KSLX  1992      CR     16        7         26
   Tampa, FL        22    1,869     WXTB  1989     AOR      2        1         24
   Denver, CO       24    1,637     KBPI  1990**   AOR    9 Tie      3         33
   Cincinnati, OH   25    1,529     WKRQ  1947**   CHR      3        3         24
   Portland, OR     26    1,512     KKRZ  1984     CHR      3        2         25
   Milwaukee, WI    28    1,342     WLZR  1987*    AOR      4        2         26
   Sacramento, CA   29    1,340     KSEG  1988      CR      6        5         25
   Sacramento, CA   29    1,340     KRXQ      ***  AOR    8 Tie      2         25
   Kansas City, MO  30    1,338     KYYS  1964     AOR     11        6         25
   Columbus, OH     34    1,197     WLVQ  1954     AOR      5        1         23

   AM
   Phoenix, AZ      21    1,880     KOPA  1992      CR     (C)      (C)        26
   Portland, OR     26    1,512     KEX   1984      AC      2        5         25
   Milwaukee, WI    28    1,342     WLZR  1987*    AOR     (C)      (C)        26
   Kansas City, MO  30    1,338     WDAF  1964       C      1        9         25
   Columbus, OH     34    1,197     WTVN  1954      AC      2        3         23

   *    Under agreement for sale as of March 1, 1994.
   **   An agreement in principal has been reached for the sale of KBPI in Denver and the acquisition of WWNK-FM in Cincinnati.  The transaction is pending execution of a definitive agreement and is subject to the approval of the FCC.
   ***  Operated under a local marketing arrangement as of December 31, 1993;
        under agreement for purchase as of March 1, 1994.

   (A)  Rankings are based on Arbitron Radio Report services, generally for all persons aged
        12 and over and for all hours of the week except overnight.
   (B)  AOR -         Album Oriented Rock  C    -              Country
        AC  -         Adult Contemporary   CHR  -              Contemporary Hit Radio
                                           CR   -              Classic Rock
   (C)  Separate rating not meaningful.  These stations are operated in conjunction with the related FM station.

       Substantially all of GATR's broadcast revenues come from the sale of advertising time to local and national advertisers. Local advertisements are sold by each station's sales personnel and national spots are sold by independent national sales representatives.

       GATR's television stations receive a significant portion of their programming from their respective networks; the networks sell commercial advertising time within such programming. The competitive position of the stations is directly affected by viewer acceptance of network programs. In recent years, the national audience shares obtained by the networks have declined as a result of increased competition from cable television networks and other competing program sources. As of 1991, these declines began to diminish and it is expected that significant declines will not occur during the next several years. The non-network programs broadcast by the stations are either produced by the stations or acquired from other sources. Locally originated programs include a wide range of show types such as entertainment, news, sports, public affairs and religious programs.

       Because most radio programming originates locally, network affiliation has little effect upon the station's competitive position within the market. GATR's AM radio stations offer their listeners a wide range of programs including news, music, discussion, commentary and sports. GATR's FM radio stations offer primarily album oriented rock, classic rock and contemporary hit music programming, designed to appeal to a more youthful audience.

       Federal Communication Commission ("FCC") rules permitting ownership of two FM and/or two AM radio stations in certain markets (a "duopoly") have created opportunities for GATR to increase advertising revenues and may reduce operating expenses. GATR expects in the near future to purchase, sell or exchange radio stations in order to take advantage of the considerable operating opportunities presented from the duopoly rules.

   General Cable

       Data in this section generally has been taken from the 1993 Form 10-K of General Cable.

       General Cable Corporation was formed in 1992 to hold American Premier's wire and cable and heavy equipment manufacturing businesses. In July 1992, American Premier distributed approximately 88% of all the outstanding shares of General Cable common stock to American Premier shareholders. In February 1994, General Cable sold the equipment manufacturing businesses in order to concentrate on the wire and cable business. General Cable employs approximately 4,600 persons.

       General Cable is comprised of (i) the Electrical Group which manufactures and sells electrical wire and cable for industrial, commercial and residential uses; (ii) the Telecommunications & Electronics Group which manufacturers and markets telecommunications and electronic wire and cable for a variety of voice and data communications applications; and (iii) the Consumer Products Group which manufactures and sells wire and cable products to consumers and original equipment manufacturers.

   Spelling Entertainment Group

       AFC was engaged in the distribution and production of filmed entertainment programming through its subsidiary Spelling Entertainment Group. In March 1993, AFC sold its common stock investment in Spelling to Blockbuster Entertainment Corporation in exchange for 7.6 million shares of Blockbuster common stock and warrants to purchase an additional two million Blockbuster shares at $25 per share.

   Other Companies

              Through subsidiaries, AFC is engaged in a variety of other businesses, including The Golf Center at Kings Island (golf and tennis facility) and Provident Travel Agency, both in the Greater Cincinnati area;

   commercial real estate operations in Cincinnati (offices and hotel), Louisiana (hotel), Florida (resort) and Massachusetts (resort) and apartments in Alabama, Florida, Kentucky, Louisiana, Minnesota, Oklahoma and Texas; and Financial World Magazine. These operations employ approximately 500 full-time employees.

              In October 1993, AFC sold its insurance brokerage operation, American Business Insurance, Inc., to Acordia, Inc., an Indianapolis-based insurance broker. In the sale, AFC received approximately $50 million in cash, 800,000 shares of Acordia common stock and warrants to purchase an additional 1.5 million Acordia shares at $25 per share.

              AFC was engaged in the theme park business through its wholly-owned subsidiary, Kings Island, one of the top ten theme parks in the United States based on attendance. In October 1992, AFC sold Kings Island to an unaffiliated party for approximately $210 million in cash.

   Investment Portfolio

   General

              A breakdown of AFC's December 31, 1993, investment portfolio by business segment follows (excluding investment in equity securities of investee corporations) (in millions).

                                                                       Total
                                                      Carrying Value                     Market
                                                P&C   Annuity  Other    Total       Value
   Cash and Short-term Investments            $   85   $   62    $21   $  168      $  168
   Bonds and Redeemable
     Preferred Stocks                          1,948    4,186      4    6,138       6,309
   Other Stocks, Options
     and Warrants                                300       26     13      339         339
   Loans Receivable                              185      421     25      631         631(*)
   Real Estate and Other Investments              96       30     14      140         140(*)
                                              $2,614   $4,725    $77   $7,416      $7,587

   (*) Carrying value used since market values are not readily available.

                 The following tables present the percentage distribution and yields of AFC's investment portfolio (excluding investment in equity securities of investee corporations) as reflected in its financial statements.

                                                  1993     1992   1991     1990    1989
   Cash and Short-term Investments                 2.3%     9.3%  15.3%    13.0%   12.1%
   Bonds and Redeemable Preferred Stocks:
     U.S. Government and Agencies                  2.8      5.7    5.3      8.5     6.4
     State and Municipal                            .8       .6     .6      2.6     2.1
     Public Utilities                             10.2      8.5   10.7     13.2     8.6
     Collateralized Mortgage Obligations          24.7     22.9   20.8     16.0    17.8
     Corporate and Other                          41.1     33.9   31.8     22.6    24.9
     Redeemable Preferred Stocks                   1.3       .8     .3       .5     1.1
                                                  80.9     72.4   69.5     63.4    60.9
     Net Unrealized Gain on above items
       Available for Sale                          1.8       .8     -        -       -
                                                  82.7     73.2   69.5     63.4    60.9
   Other Stocks, Options and Warrants              4.6      2.6    3.2      7.5    10.3
   Loans Receivable                                8.5     12.9    9.9     12.1    13.4
   Real Estate and Other Investments               1.9      2.0    2.1      4.0     3.3
                                                 100.0%   100.0% 100.0%   100.0%  100.0%


   Yield on Fixed Income Securities (A):
     Excluding realized gains and losses           8.0%     8.8%   9.5%    10.3%   11.3%
     Including realized gains and losses           8.7%     9.8%   9.0%     8.0%   10.7%

   Yield on Stocks (A):
     Excluding realized gains and losses           4.4%     6.4%   2.2%     6.7%    5.0%
     Including realized gains and losses          16.9%    15.5%  29.7%    15.9%    9.7%


   Yield on Investments (B):
     Excluding realized gains and losses (A)       7.9%     8.7%   9.2%    10.1%   10.7%
     Including realized gains and losses (A)       9.0%    10.0%  10.0%     8.6%   10.6%
     Including realized gains and losses and
       provisions for losses on investments        9.0%    10.0%   9.4%     6.6%    8.6%

   (A)       Excludes provision for losses on investments.

   (B)       Excludes "Real Estate and Other Investments".

                 Unlike most insurance groups which have portfolios that are invested heavily in tax-exempt bonds, AFC has historically invested substantial amounts in taxable corporate bonds. In addition, AFC has generally followed a practice of concentrating its investments in a relatively limited number of issues rather than maintaining relatively limited positions in a larger number of issues, although this practice has moderated in recent years.

              The NAIC assigns quality ratings to publicly traded as well as privately placed securities. These ratings range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows AFC's bonds and redeemable preferred stocks, by NAIC designation (and comparable Standard & Poor's Corporation rating) as of December 31, 1993 (dollars in millions).

                                                           % of
     NAIC           Amortized                   Market    Total
     Rating  Comparable S&P Rating                Cost    Value    Market
       1     AAA, AA, A                         $3,537   $3,704       59%
       2     BBB                                 2,172    2,267       36
                  Total investment grade         5,709    5,971       95
       3     BB                                    222      233        4
       4     B                                      74       92        1
       5     CCC, CC, C                            -          8        *
       6     D                                     -          5        *
                  Total non-investment grade       296      338        5

                  Total                         $6,005   $6,309      100%

   (*)less than 1%

              Risks inherent in connection with fixed income securities include loss upon default and market price volatility. Factors which can affect the market price of securities include: credit worthiness, changes in interest rates and economic growth, fewer market makers and investors, defaults by major issuers of securities and public concern about concentrations in certain types of securities by institutions.

              AFC's primary investment objective for bonds and redeemable preferred stocks is interest and dividend income rather than realization of capital gains. AFC invests in bonds and redeemable preferred stocks that have primarily short-term and intermediate-term maturities. This practice allows additional flexibility in reacting to fluctuations of interest rates.

              AFC's practice permits concentration of attention on a relatively limited number of companies in relatively few industries, principally insurance, utilities, financial services, food products, energy and communications. Some of the investments, because of their size, may not be as readily marketable as the typical small investment position. Alternatively, a large equity position may be attractive to persons seeking to control or influence the policies of a company and AFC's concentration in a relatively small number of companies and industries may permit it to identify investments with above average potential to increase in value.
   This concentration of size is less prominent in fixed income security investments than in equity investments.

   Seasonality

              The operations of certain of AFC's business segments are seasonal in nature. While insurance premiums are recognized on a relatively level basis, claim losses related to adverse weather (snow, hail, flooding, hurricanes, tornados, etc.) may be seasonal. The banana portion of the food products segment is affected by variations in consumer demand based on the availability of other fruits. The resulting seasonal pricing generally produces the strongest period during the first six months of the year. Television broadcast revenues tend to be higher in the second and fourth quarters.

   Competition

              Most areas of AFC's operations are highly competitive, with competition coming from a variety of sources, many of which are larger and have financial resources greater than AFC or its subsidiaries.

              The Insurance Groups and GALIC compete with other insurers primarily in service and price. Since they sell policies through independent agents, they must also compete for agents. Such competition is based on service to policyholders and agents, product design, commissions and profit sharing. No single insurer dominates the marketplace. Competitors include individual insurers and insurance groups of varying sizes, some of which are mutual companies possessing competitive advantages in that all their profits inure to their policyholders, and many of which possess financial resources in excess of those available to the Insurance Groups and GALIC. In a broader sense, GALIC competes for retirement savings with a variety of financial institutions offering a full range of financial services.

              Chiquita's principal competitors consist of a limited number of large international companies. In order to compete successfully, Chiquita must be able to source bananas of uniformly high quality and distribute them in worldwide markets on a timely basis. Chiquita believes that it sells more bananas than any of its competitors, accounting for approximately one-fourth of all bananas imported into its principal markets throughout the world.

              GACC's television and radio stations compete for revenues with other stations in their respective signal coverage areas as well as with all other advertising media. The broadcast stations also compete for audience with other forms of home entertainment, such as cable television, pay television systems of various types and home video and audio recordings.

              General Cable's electrical group competes against numerous building wire suppliers. General Cable believes it is one of the three leaders in this market, each of which has at least a 20% market share. Its telecommunications and electronics group is in a highly competitive market which is dominated by AT&T Technologies, Inc.

   Regulation

              AFC's insurance subsidiaries are regulated under the insurance and insurance holding company laws of their states of domicile and other states in which they operate. These laws, in general, require approval of the particular insurance regulators prior to certain actions by the insurance companies, such as the payment of dividends in excess of statutory limitations and certain transactions and continuing service arrangements with affiliates. Regulation and supervision of each insurance subsidiary is administered by a state insurance commissioner who has broad statutory powers with respect to the granting and revoking of licenses, approvals of premium rates, forms of insurance contracts and types and amounts of business which may be conducted in light of the policyholders' surplus of the particular company. AFC's largest insurance subsidiaries, GAI and

   GALIC, are Ohio domiciled insurers. State insurance departments conduct periodic financial examinations of insurance companies, with GAI's and GALIC's most recent such examinations being as of December 31, 1990. Insurance departments also perform market conduct examinations to determine compliance with rate and form filings and to monitor treatment of policyholders and claimants. State insurance laws also regulate the character of each insurance company's investments, reinsurance and security deposits. The statutes of most states provide for the filing of premium rate schedules and other information with the insurance commissioner, either directly or through rating organizations, and the commissioner generally has powers to disapprove such filings or make changes to the rates if they are found to be excessive, inadequate or unfairly discriminatory. The determination of rates is based on various factors, including loss and loss adjustment expense experience.

              The National Association of Insurance Commissioners ("NAIC") is an organization which is comprised of the chief insurance regulator for each of the 50 states and the District of Columbia. In 1990, the NAIC began an accreditation program to ensure that states have adequate procedures in place for effective insurance regulation, especially with respect to financial solvency. The accreditation program requires that a state meet specific minimum standards in over 15 regulatory areas to be considered for accreditation. The accreditation program is an ongoing process and once accredited, a state must enact any new or modified standards approved by the NAIC within two years following adoption. As of December 1993, 32 states were accredited, including Ohio.

              In December 1993, the NAIC adopted the Risk Based Capital For Insurers Model Act which applies to both life and property and casualty companies. The risk-based capital formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptably low expectation of becoming financially impaired. The act provides for increasing levels of regulatory intervention as the ratio of an insurer's total adjusted capital and surplus decreases relative to its risk-based capital, culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called "mandatory control level". The risk-based capital formulas became effective in 1993 for life companies and will become effective with the filing of the 1994 Annual Statement for property and casualty companies. Based on the 1993 results of AFC's insurance companies, all such companies are adequately capitalized.

              The NAIC's state accreditation criteria require that a state adopt the NAIC model law governing extraordinary dividends or a law substantially similar to the model. The current NAIC model for extraordinary dividends requires prior regulatory approval of any dividend that exceeds the "lesser of" 10% of statutory surplus or 100% of the prior year's net income (net gain from operations for life insurance companies), subject in either case to the existence of sufficient earned statutory surplus from which such dividends may be paid. The NAIC has adopted a variety of alternative provisions which may be considered "substantially similar" to its model, one of which includes the "greater of" rather than "lesser of" standard with other restrictions. In October 1993, Ohio revised its dividend law to adopt one of the alternatives. The maximum amount of dividends which may be paid without (i) prior approval or (ii) expiration of a 30 day waiting period without disapproval is the greater of statutory net income or 10% of policyholders' surplus as of the preceding December 31, but only to the extent of earned surplus as of the preceding December 31. The Ohio Insurance Department has broad discretion to limit the payment of dividends by insurance companies domiciled in Ohio.

              The NAIC has been considering the adoption of a model investment law for several years. The current projection for adoption of a model law is the end of 1994, at the earliest. It is not yet determined whether the model law would be added to the NAIC accreditation standards so that consideration of the model for adoption in states would be required for the achievement or continuation of any state's accreditation. It is not possible to predict the impact of these activities on AFC's insurance subsidiaries.

              There can be no assurance that existing insurance-related laws and regulations will not become more restrictive in the future and thereby have a material adverse effect on the operations of AFC's insurance subsidiaries and on their ability to pay dividends.

              Chiquita is subject to a variety of governmental regulations in certain countries where it sources and markets its products, including import quotas and tariffs, currency exchange controls and taxes. In July 1993, the European Union ("EU") implemented a new quota effectively restricting the volume of Latin American bananas imported into the EU to approximately 80% of prior levels. Challenges to the quota and many matters regarding implementation and administration of the quota remain to be resolved. In May 1993, the principles underlying the new regulation that discriminate against Latin American banana exporting countries were ruled illegal under the General Agreement on Tariffs and Trade ("GATT") by a GATT dispute settlement panel. In January 1994, a GATT dispute settlement panel ruled on a second lawsuit against the current EU regulation in favor of the Latin American countries. GATT rulings in favor of the Latin American countries could result in an increase in the total volume of Latin American bananas, including banana volume of Chiquita, which could be imported under the quota. However, there can be no assurance that the EU will comply, or the manner in which it would comply, with such rulings.

              GACC's television and radio broadcasting operations are subject to the jurisdiction of the FCC. FCC regulations govern issuance, term, renewal, transfer and cross-ownership of licenses which are necessary for operation of television and radio stations.


                                      ITEM 2

                                    Properties

              AFC and subsidiaries own several buildings located in downtown Cincinnati, Ohio. These buildings are situated on one block of land owned by AFC and contain approximately 570,000 square feet of commercial and office space, one-half of which is occupied by AFC and affiliates.

              GAI and its subsidiaries own office and storage facilities in Cincinnati, Dallas, Tulsa and Oklahoma City. In addition, Great American leases approximately 204,000 square feet of space for its home office in a downtown Cincinnati building under leases expiring in 1994 thru 1997. Great American also leases office space in approximately 75 cities throughout the United States for its regional and service offices.

              In connection with the acquisition of a majority ownership of American Annuity by AFC, American Annuity relocated its corporate offices to

   Cincinnati where it leases approximately 100,000 square feet. In addition, American Annuity leases office space totaling approximately 60,000 square feet in Los Angeles under a lease which expires in December 1994 and is not expected to be renewed. American Annuity also owns approximately 650,000 square feet and leases approximately 150,000 square feet of manufacturing facilities related to its discontinued operations. American Annuity is actively engaged in efforts to sell these remaining facilities or extend existing leases on the properties.

              American Premier's insurance subsidiaries lease an aggregate of approximately 360,000 square feet in nine cities under leases with expirations ranging from 1994 to 2001.

              Chiquita owns about three-fourths of the 178,000 acres (located primarily in Central America) that it uses for its banana and oil palm operations. In addition, Chiquita owns power plants, packing stations, warehouses, irrigation systems and loading and unloading facilities. Chiquita owns, controls under bareboat leases or uses under time-charter agreements over 40 ocean-going refrigerated vessels.

              GACC owns all of its television station studios and buildings and all but one of its transmission sites. GACC owns three of its radio studios and buildings, four of its FM transmission sites and all but one of its AM transmission sites.

              General Cable operates 22 manufacturing facilities in the United States. Four-fifths of those facilities, consisting of 4.1 million square feet, are owned. In addition, General Cable owns its Northern Kentucky headquarters building, consisting of 66,000 square feet of office space and 100,000 square feet of warehouse capacity.

              AFC and its subsidiaries own approximately 600 acres northeast of Cincinnati on which are located The Golf Center at Kings Island and a campground.


                                      ITEM 3

                                Legal Proceedings

              AFC and its subsidiaries are involved in various litigation, most of which arose in the ordinary course of business. Except for the following, management believes that none of the litigation meets the threshold for disclosure under this Item.

              For several years AFC had an ownership interest of less than 50% in Mission Insurance Group, Inc. That company experienced financial difficulties culminating in bankruptcy and receivership proceedings in 1985 and 1986. AFC wrote off its investment in Mission in 1986 and sold its ownership position in 1987. Under the receivership proceedings, the Insurance Commissioner of California sued numerous reinsurers who had done business with Mission's insurance subsidiaries in two suits brought in Superior Court, Los Angeles County, California, styled Insurance Commissioner of the State of California v. Mission Insurance Company and Gillespie v. Abeille-Paix et al. During 1989, AFC, Carl H. Lindner and Ronald F. Walker ("AFC Defendants"), along with other directors of Mission

   ("Mission Directors"), were added as cross-defendants to that litigation by both the Commissioner and the reinsurance companies. The trials began in late 1991 and continue as of March 1, 1994. The Commissioner's cross-complaint against the AFC Defendants and the Mission Directors alleges breach of fiduciary duty and seeks indemnity in the event the reinsurers are not required to pay as a result of any finding of fraud, negligence or breach of duty. The actions brought by the reinsurers against the AFC Defendants and Mission Directors were dismissed. The Commissioner has entered into a Partial Settlement Agreement (which became final in 1990) with the AFC Defendants and certain of the Mission Directors ("Settling Parties"). The settlement provides that the Commissioner release the Settling Parties from all claims except that the Settling Parties may still be liable in the event that the Commissioner does not recover the full amount sought from the reinsurers and it is determined that such failure to recover resulted from misconduct by one or more Settling Parties. The liability of any Settling Party must be determined on an individual comparative fault basis. The Settling Parties have denied all material allegations. Management believes there is little likelihood that this litigation will have a material impact on AFC's financial statements.

                                     PART II

                                      ITEM 5

      Market for Registrant's Common Equity and Related Stockholder Matters

              Not applicable - Registrant's Common Stock is owned by fewer than 20 share-holders. See the Consolidated Financial Statements for information regarding dividends.
                                      ITEM 6

                             Selected Financial Data

              The following table sets forth certain data for the periods indicated (dollars in millions).

                                  1993        1992       1991       1990        1989
   Operations Statement Data:
   Total Revenues                     $ 2,721     $ 3,929    $ 5,219    $ 7,761     $ 7,038
   Earnings (Loss) From
     Continuing Operations
     Before Income Taxes                  262        (145)       119         49          39
   Earnings (Loss) From:
     Continuing Operations                225        (162)        56         (9)         (5)
     Discontinued Operations               -           -          16          3           8
     Extraordinary Items                   (5)         -          -          28          -
     Cumulative Effect of
       Accounting Change                   -           85         -          -           -
   Net Earnings (Loss)                    220         (77)        72         22           3

   Ratio of Earnings to
     Fixed Charges (A)                   2.62        2.15       1.54       1.12         .96
   Ratio of Earnings to
     Fixed Charges and
     Preferred Dividends (A)             2.26        1.94       1.42       1.06         .90

   Balance Sheet Data:
   Total Assets                       $10,077     $12,389    $12,057    $11,500     $10,770
   Long-term Debt:
     Parent Company                       572         557        559        558         555
     Subsidiaries                         482       1,452      1,549      2,432       2,249
   Capital Subject to
     Mandatory Redemption                  49          28         82         77          88
   Other Capital                          537         280        262        256         333

   (A) Fixed charges are computed on a "total enterprise" basis. For purposes of calculating the ratios, "earnings" have been computed by adding to pretax earnings (excluding discontinued operations) the fixed charges and the minority interest in earnings of subsidiaries having fixed charges and deducting (adding) the undistributed equity in earnings (losses) of investees. Fixed charges include interest (excluding interest on annuity policyholders' funds), amortization of debt discount and expense, preferred dividend requirements of subsidiaries and a portion of rental expense deemed to be representative of the interest factor.

              Earnings exceeded fixed charges by $267 million in 1993, $269 million in 1992, $163 million in 1991 and $54 million in 1990. Earnings exceeded fixed charges and preferred dividends by $241 million, $243 million, $138 million and $29 million in the same periods. Fixed charges exceeded earnings by $16 million in 1989; fixed charges plus preferred dividends exceeded earnings by $46 million in 1989.

                                      ITEM 7

                       Management's Discussion and Analysis
                 of Financial Condition and Results of Operations
   GENERAL

              Following is a discussion and analysis of the financial statements and other statistical data that management believes will enhance the understanding of AFC's financial condition and results of operations. This discussion should be read in conjunction with the financial statements beginning on page F-1.

              AFC is organized as a holding company with almost all of its operations being conducted by subsidiaries and investees. The parent corporation, however, has continuing expenditures for administrative expenses and corporate services and, most importantly, for the payment of principal and interest on borrowings and redemption of and dividends on AFC Preferred Stock. Therefore, certain analyses are best done on a parent only basis while others are best done on a total enterprise basis. In addition, since many of its businesses are financial in nature, AFC does not prepare its consolidated financial statements using a current-noncurrent format. Consequently, certain traditional ratios and financial analysis tests are not meaningful.

   LIQUIDITY AND CAPITAL RESOURCES

   Ratios The following ratios may be considered relevant indicators of AFC's liquidity and are typically presented by AFC in its prospectuses and similar documents. Management believes that balance sheet ratios (debt-to-equity) are more meaningful on a parent only basis. On the other hand, earnings statement ratios (fixed charges) are more meaningful on a total enterprise basis since the parent only ratio is dependent, to a great degree, on the discretionary nature of dividend payments from subsidiaries.

              Ratios of AFC's (parent only) long-term debt to equity (i) excluding Capital Subject to Mandatory Redemption, or (ii) including it as either (a) debt or (b) equity at December 31, 1993, 1992 and 1991 are shown below. Ratios of earnings to fixed charges, excluding and including preferred dividends, for the three years ended December 31, 1993 are also shown below.

                                                       1993   1992    1991
              Debt to equity                           1.06   1.99    2.13
              Debt (plus redeemable capital) to equity 1.16   2.09    2.45
              Debt to equity (plus redeemable capital)  .98   1.81    1.63

              Earnings to fixed charges                2.62   2.15    1.54
              Earnings to fixed charges plus preferred
                dividends                              2.26   1.94    1.42

   Sources of Funds A wholly-owned subsidiary, Great American Holding Corporation ("GAHC"), has a revolving credit agreement with several banks under which it can borrow up to $300 million. The credit line converts to a four-year term loan with scheduled principal payments to begin in March 1997. Borrowings under the credit line are made by GAHC and are advanced to AFC. The line is guaranteed by AFC and secured by 50% of the stock of Great American Insurance Company ("GAI"). Borrowings, repayments and interest payments on the line are included in "net advances from (to) subsidiaries" in the following table. At December 31, 1993, GAHC had no outstanding borrowings under the agreement.

              Funds to meet the parent company's expenditures have been provided from a variety of sources within the holding company, from subsidiaries and directly from outside sources, as detailed in the following table (in millions):

     Cash provided by:                                           1993      1992       1991
                Operations:
                  Dividends from subsidiaries                  $128.2    $ 67.0     $ 64.1
                  Tax allocation payments from subsidiaries      72.2     128.7      107.6
                  Interest and dividends from others              5.4       9.0        5.6
                  Receipts on notes and lease receivables         0.3        .9        2.6
                  Federal income tax refund                        -       18.3         -
                    From operations                             206.1     223.9      179.9
                Other transactions:
                  Sales of assets to non-affiliates             107.1      25.6        8.7
                  Sales of assets to affiliates                  17.3       3.2         -
                  Sales of affiliates                             1.8     139.0         -
                  Sales of Preferred Stock                         -       15.0       19.4
                  Additional borrowings                          10.0        .8         .9
                  Other                                          21.5       6.8       13.2
                    Total cash provided                         363.8     414.3      222.1

     Cash utilized for:
                Operations:
                  Interest payments                              66.7      67.7       67.8
                  Dividend payments                              28.0      29.0       32.2
                  Federal income tax payments                    48.3      22.2       17.5
                  Other holding company costs                    41.7      36.8       42.6
                    For operations                              184.7     155.7      160.1
                Other transactions:
                  Net advances to affiliates                    138.6     225.5       14.8
                  Purchases of affiliates and other
                    investments                                  29.5      42.7        1.8
                  Principal payments on debt                      9.1      17.5        5.5
                  Repurchases of Preferred Stock                  2.6      10.5        6.8
                  Other                                           5.4        .6         .6
                    Total cash utilized                         369.9     452.5      189.6


     Net increase (decrease) in cash and short-term investments  (6.1)    (38.2)      32.5
     Cash and short-term investments at beginning
       of period                                                  8.8      47.0       14.5

    Cash and short-term investments at end
      of period                                                $  2.7    $  8.8     $ 47.0

                 AFC and certain subsidiaries have arrangements among themselves under which they may borrow from each other from time to time for short-term working capital needs. Certain AFC subsidiaries have revolving credit facilities with banks (including those mentioned herein) which may be used for various corporate purposes. These facilities aggregated approximately $320 million of which $305 million was available at December 31, 1993.

              Generally, over 90% of the dividends (including non-cash dividends) received from subsidiaries have been from GAI. Payments of dividends by GAI are subject to various laws and regulations which limit the amount of dividends that can be paid without regulatory approval. During 1993, the State of Ohio revised its dividend law for Ohio-domiciled insurers. Under the new law, the maximum amount of dividends which may be paid without (i) prior approval or (ii) expiration of a 30 day waiting period without disapproval is the greater of statutory net income or 10% of policyholders' surplus as of the preceding December 31, but only to the extent of earned surplus as of the preceding December 31. While the new law is generally more restrictive than the prior law regarding the amount of dividends which can be paid without prior approval, management believes GAI will be able to gain such approvals due to its strong surplus position. The maximum amount of dividends payable in 1994 from GAI based on its 1993 earned surplus is approximately $108 million.

              For statutory accounting purposes, equity securities are generally carried at market value with changes in aggregate market value directly affecting policy-holders' surplus. At December 31, 1993, AFC's insurance group owned publicly traded equity securities of affiliates with a market value of $858 million, including equity securities of AFC subsidiaries of $451 million. Since significant amounts of affiliated investments are concentrated in a relatively small number of companies, volatility in the market prices of these stocks could adversely affect the insurance group's policyholders' surplus, potentially impacting the amount of dividends available or necessitating a capital contribution.

              Under tax allocation agreements with AFC, 80%-owned U.S. subsidiaries generally compute tax provisions as if filing a separate return based on book taxable income computed in accordance with generally accepted accounting principles. The resulting provision (or credit) is currently payable to (or receivable from) AFC.

              Management believes AFC has sufficient resources to meet its liquidity requirements through operations in the short-term and long-term future. If funds generated from operations, including dividends from subsidiaries, are insufficient to meet fixed charges in any period, AFC would be required to meet such charges through bank borrowings, sales of securities or other assets, or similar transactions.

   Uncertainties In exchange for $5 million, AFC has agreed to indemnify Spelling Entertainment Group Inc. for up to $35 million in excess of a threshold amount of $25 million of the costs Spelling may incur in the 12 years beginning April 1, 1993 to resolve Spelling's environmental matters, bankruptcy claims and certain other matters. Additionally, an AFC subsidiary has responsibility for environmental remediation costs, which are estimated to be between $10 million and $15 million, associated with the sales of former manufacturing properties. The subsidiary has reserved $10.6 million at December 31, 1993.

              AFC's insurance subsidiaries do not establish reserves for unreported environmental claims because such amounts cannot be reasonably estimated. At December 31, 1993, they had recorded $45.1 million (net of reinsurance recoverables) for reported environmental pollution and hazardous products claims on policies written many years ago where, in most cases, coverage was never intended. Due to inconsistent court decisions on many coverage issues and the difficulty in determining standards acceptable for cleaning up pollution sites, significant uncertainties exist which are not likely to be resolved in the near future.

              While the results of all such uncertainties cannot be predicted, based upon its knowledge of the facts, circumstances and applicable laws, management believes that sufficient reserves have been provided and that the ultimate resolution of these uncertainties will not have a material adverse effect on AFC's financial condition or liquidity.

   Capital Requirements   AFC is not heavily engaged in capital-intensive
   businesses and therefore does not have substantial capital resource requirements to the same extent that other companies might. Cash expenditures for property, plant and equipment, excluding Chiquita which ceased being a subsidiary in 1991, were $32 million, $53 million and $28 million, in 1993, 1992 and 1991, respectively.

              Management of AFC has always believed in the use of leverage (borrowing funds at predetermined rates) to increase the return on its equity. Historically, AFC has relied more on the use of fixed-rate debt and preferred stock issuances in its financing activities. AFC borrows from both public and private sources, with parent only debt at December 31, 1993, coming almost entirely from public sources.

              Whenever possible, AFC tries to do its financing on a long-term basis, even if the current costs associated are slightly higher. At December 31, 1993, the average maturity of AFC's borrowings on a parent only basis was approximately
   6-1/2 years; the average interest rate on those borrowings was 11.6%. Comparable figures for three years ago are 9 years maturity and 11.6% stated interest rate (12.8% effective rate).

              In February 1994, AFC commenced an offer to issue new 9-3/4% Debentures due April 20, 2004 and cash in exchange for its publicly traded debentures. On March 28, 1994, AFC announced that the expiration date had been extended to April 15, and that in excess of $190 million of old debentures had been accepted for exchange. The table below shows (in thousands) total sinking fund and other principal payments on all debt of AFC (parent only) for 1994 and in subsequent periods on an historical basis and on a pro forma basis (a) assuming 50% of each issue of the old debentures are exchanged pursuant to the offer ("50% Accept-ance") and (b) assuming all of the old debentures are tendered ("100% Accept-ance"). The scheduled payments shown below assume that debentures purchased are applied to the earliest scheduled retirements.

                                                        Pro Forma
                           December 31, 1993         50%         100%
                                  Historical     Acceptance   Acceptance

                     1994           $ 12,080       $  3,231     $  3,231
                     1995             10,883            261          261
                     1996             11,843            261          261
                     1997             17,818          5,493        5,493

                     1998             19,223            261          261
                     1999-2002       343,605        184,928       11,469
                     2003-2004       154,279        375,296      548,755

                     Total          $569,731       $569,731     $569,731

              Actual cash outlays will be less than indicated in the above table to the extent that AFC can satisfy scheduled retirements and sinking fund requirements by acquiring its debt at discounts from redemption values.

   The net annual charge to pretax income for interest expense would decline by approximately $6.8 million based on 50% Acceptance and approximately $13.5 million based on 100% Acceptance.

              Based on the results of this offer and cash availability, AFC will redeem some or all of the unexchanged debentures. In March 1994, AFC called for redemption its 13-1/2% Debentures and its 13-1/2% Series A Debentures. Holders of either issue may accept the exchange offer.

              Interest and dividend payments on parent company debt and preferred stock (all issues) for the subsequent five years, assuming all sinking fund and other principal payments are made as scheduled and before effects of the 1994 exchange offers and redemptions, would be approximately (in millions):

                                1994     1995    1996     1997    1998

              Interest         $66.0    $64.7   $63.5    $62.3   $60.8
              Dividends         26.0     25.5    25.1     25.1    25.1

              Payment of preferred dividends and redemption of AFC Preferred Stock is subordinate to AFC's obligations to pay principal and interest on its debt.

              At December 31, 1993, sinking fund and other scheduled principal payments on debt of subsidiaries for the next five years were as follows:
   1994 - $4 million; 1995 - $63 million; 1996 - $1 million; 1997 - $16 million; and 1998 - $159 million.

              Certain members of the Lindner family have the right to "put" to AFC their shares of AFC Common Stock or options at any time at a price based on AFC's book value per share (as defined). The "put" price is paid one-third in cash and the balance in a five-year installment note bearing interest at a rate equal to the five-year U.S. Treasury Note rate plus 3%. The aggregate purchase price for remaining shares and options covered by the "put" at December 31, 1993, was approximately $40 million.

   Investments Approximately three-fifths of AFC's consolidated assets are invested in marketable securities (excluding investment in equity securities of investee corporations). AFC's investment philosophy is briefly summarized in the following paragraphs.

              AFC attempts to optimize investment income while building the value of its portfolio, placing emphasis upon long-term performance. AFC's goal is to maxi-mize return on an ongoing basis rather than focusing on year-by-year performance.

              Significant portions of equity and, to a lesser extent, fixed income investments are concentrated in a relatively limited number of major positions. This approach allows management to more closely monitor these companies and the industries in which they operate. Some of the investments, because of their size, may not be as readily marketable as the typical small investment position. Alternatively, a large equity position may be attractive to persons seeking to control or influence the policies of a company. While management believes this investment philosophy will produce higher overall returns, such concentrations subject the portfolio to greater risk in the event one of the companies invested in becomes financially distressed.

              Fixed income investment funds are generally invested in securities with short-term and intermediate-term maturities with an objective of maximizing interest and dividend yields. This practice allows additional flexibility in reacting to market conditions.

              Approximately 95% of the bonds and redeemable preferred stocks held by AFC were rated "investment grade" (credit rating of AAA to BBB) at December 31, 1993, compared to less than 60% at the end of 1988. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade.

              The realization of capital gains, primarily through sales of equity securities, has been an integral part of AFC's investment program. Individual securities are sold creating gains or losses as market opportunities exist. Pretax capital gains (losses) recognized upon disposition of securities, including investees, during the past five years have been: 1993 - $165 million; 1992 - $104 million; 1991 - $38 million;
   1990 - ($89 million) and 1989 - $64 million.

              At December 31, 1993, AFC had gross unrealized gains and losses on bonds and redeemable preferred stocks and equity securities as follows (in millions):

                                                                       Net
                                               Gross Unrealized    Unrealized
                                                 Gains   Losses       Gain
              Bonds and redeemable preferred stocks:
                Held to maturity                $189.2   ($18.5)      $170.7
                Available for sale               133.2       -         133.2
                                                 322.4    (18.5)       303.9
              Equity securities                  137.2     (5.1)       132.1
                                                $459.6   ($23.6)      $436.0

              When a decline in the value of a specific investment is considered to be other than temporary, a provision for impairment is charged to earnings and the carrying value of that investment is reduced.

              At December 31, 1993, collateralized mortgage obligations ("CMOs") represented approximately 30% of AFC's bonds and redeemable preferred stocks. At that date, interest only (I/Os), principal only (P/Os) and other "high risk" CMOs represented approximately four-tenths of one percent of AFC's total CMO portfolio. AFC invests primarily in CMOs which are structured to minimize prepayment risk. In addition, the majority of CMOs held by AFC were purchased at a discount to par value. Management believes that the structure and discounted nature of the CMOs will minimize the effect of prepayments on earnings over the anticipated life of the CMO portfolio. Substantially all of AFC's CMOs are rated "AAA" by Standard & Poor's Corporation and are collateralized by GNMA, FNMA and FHLMC single-family residential pass-through certificates. The market in which these securities trade is highly liquid. Aside from interest rate risk, AFC does not believe a material risk (relative to earnings and liquidity) is inherent in holding such investments.

   RESULTS OF OPERATIONS - THREE YEARS ENDED DECEMBER 31, 1993

              General Due to decreases in ownership percentages, AFC ceased accounting for the following companies as subsidiaries and began accounting for them as investees: American Premier (April 1993), Spelling (July 1992), Chiquita (July 1991) and GACC (June 1991). AFC had accounted for American Premier as a subsidiary from 1992 through the first quarter of 1993 due to AFC's ownership exceeding 50%. As a result of these changes, current year income statement components are not comparable to prior years and are not indicative of future years.

              AFC's net earnings reached a record high of $220 million in 1993. Major factors contributing to the increase in earnings included $155 million in pretax gains from the sales of AFC's insurance agency operations, Spelling Entertainment Group, 4.5 million shares of American Premier and additional proceeds received on the 1990 sale of the NSA Group in addition to improved contributions to results from American Premier, Chiquita and GACC.

              Operating difficulties at two major investees caused significant losses for AFC in 1992, partially offset by the benefit from the effect of the accounting change as required by SFAS No. 109 and a gain on the sale of Kings Island. Significant realized gains on securities sales and from the public issuance of stock by an investee contributed to the $72 million of earnings in 1991.

   Property and Casualty Insurance - Underwriting Underwriting profitability is measured by the combined ratio which is a sum of the ratio of underwriting expenses to premiums written and the ratio of losses and loss adjustment expenses to premiums earned. When the combined ratio is under 100%, underwriting results are generally considered profitable; when the ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio does not reflect investment income, other income or federal income taxes. The combined underwriting ratio (statutory basis, after policyholders' dividends) of GAI and its property and casualty insurance subsidiaries ("Great American") was 103.9% in 1993, 105.0% in 1992 and 103.2% in 1991. Total net losses to AFC's insurance operations from catastrophes (natural disasters and other incidents of major loss) were $26 million in 1993, $42 million in 1992 and $22 million in 1991.

              To understand the overall profitability of particular lines, timing of claims payments and the related impact of investment income must be considered. Certain "short-tail" lines of business (primarily property coverages) have quick loss payouts which reduce the time funds are held, thereby limiting investment income earned thereon. On the other hand, "long-tail" lines of business (primarily liability coverages and workers' compensation) have payouts that are either structured over many years or take many years to settle, thereby significantly increasing investment income earned on related premiums received.

              While Great American desires and seeks to earn an underwriting profit on all of its business, it is not always possible to do so. As a result, the company attempts to expand in the most profitable areas and control growth or even reduce its involvement in the least profitable ones.

              In recent years, many commercial lines markets have been extremely competitive as predicted premium rate increases have not materialized. Workers' compensation, in particular, has been especially hard hit by competition, rising benefit levels and claims fraud. Many states have begun to address these problems and, in the last couple of years, Great American has focused its efforts toward those markets where improvements are evident.

              In 1993, Great American's underwriting results significantly outperformed the industry average for the eighth consecutive year. Great American has been able to exceed the industry's results by supplementing its commercial lines coverages with highly specialized niche products and new automobile and homeowner products.

              Many of the improvements experienced by Great American and the market in general in recent years are expected to continue in 1994.

              See the discussion of Underwriting and Loss and Loss Adjustment Expense Reserves under Item 1 - "Business - Great American Insurance Group".

              1993 compared to 1992 Property and casualty insurance premiums decreased $657 million (31%) in 1993 reflecting the deconsolidation of American Premier's insurance operations beginning in the second quarter of 1993. Premiums for the remainder of AFC's insurance group were virtually unchanged.

              1992 compared to 1991 Property and casualty insurance premiums increased $955 million (80%) in 1992 reflecting the consolidation of American Premier's insurance operations beginning in 1992. Premiums for the remainder of AFC's insurance group were virtually unchanged.

   Investment Income Changes in investment income reflect fluctuations in market rates and changes in average invested assets.

              1993 compared to 1992 Investment income decreased $87 million (13%) in 1993 reflecting the deconsolidation of American Premier in 1993, partially offset by an increase in average investments held.

              1992 compared to 1991 Investment income increased $120 million (21%) in 1992 reflecting primarily the consolidation of American Premier in 1992, partially offset by lower interest rates available in the marketplace.

   Investee Corporations Equity in net earnings of investee corporations (companies in which AFC owns a significant portion of the voting stock) represents AFC's proportionate share of the investees' earnings and losses.

              1993 compared to 1992 AFC's equity in the net earnings of investees in 1993 was $70 million compared to a loss of $339 million in 1992. The principal items responsible for this improvement were (i) the absence of losses from GACC in 1993 compared to AFC's loss of $187 million from that investment in 1992, (ii) a $108 million improvement from Chiquita's operations and (iii) $92 million in earnings from American Premier which became an investee in the second quarter of 1993 when AFC's ownership declined below 50%.

              1992 compared to 1991 The decrease in equity in net earnings of investees in 1992 reflects primarily the results of Chiquita and GACC, both of which became investees in the third quarter of 1991. Chiquita reported a net loss of $284 million in 1992 attributable principally to (i) sharply increased banana costs and expenses and (ii) lower banana prices in the first half of the year. GACC reported a net loss of $597 million in 1992 which includes a $658 million provision to revalue intangible assets to reflect estimated current market values of broadcasting assets at December 31, 1992. In addition, significant debt, depreciation and amortization expenses continued to more than offset broadcasting results. In connection with a proposed financial restructuring of GACC, AFC transferred all securities and loans related to GACC to the investee account and reduced the carrying value of that investment to estimated net realizable value
   ($35 million).

   Gains on Sales of Investees  The gains on sales of investees in 1993 include
   (i) a pretax gain of $52 million in the first quarter on the sale of Spelling and (ii) a pretax gain of $28 million in the third quarter on the public sale by AFEI of 4.5 million shares of American Premier common stock.

   Gains on Sales of Subsidiaries The gains on sales of subsidiaries in 1993 include (i) a pretax gain of $44 million from the sale of American Business

   Insurance, Inc. and (ii) a pretax gain of $31 million representing an adjustment on the 1990 sale of AFC's non-standard automobile insurance group to American Premier.

              The gain on sale of subsidiary in 1992 represents a pretax gain from the sale of Kings Island Theme Park.

              The gains on sales of subsidiaries in 1991 include (i) a pretax gain of $58 million as a result of Chiquita's public issuance of 5 million shares of its common stock; (ii) a pretax gain of $13 million on Charter's sale of its interest in an oil producing concession; and (iii) a $7 million pretax gain on the disposition of 455,000 shares of Chiquita common stock. These items were partially offset by a pretax loss of $12 million realized as a result of GACC's issuance of 16.5 million shares of its common stock.

   Sales of Other Products and Services Sales shown below (in millions) include those of American Premier (from January 1992 to March 1993), Spelling Entertainment Group (through June 1992), GACC (through May 1991), Spelling Entertainment Inc. (from May 1991 to June 1992), Kings Island Theme Park (through September 1992) and Chiquita (through June 1991).

                                              1993      1992      1991
              Federal Systems               $ 99.2  $  414.0  $     -
              Diversified Products and
                Services                      52.9     255.4        -
              Petroleum Products                -      159.7     424.0
              Broadcasting and Entertainment:
                Broadcasting                    -         -       78.0
                Entertainment                   -      118.8     139.4
                Kings Island Theme Park         -       83.0      79.2
              Food Products:
                Fresh Foods                     -         -    1,347.5
                Prepared Foods                  -         -    1,089.2
                                            $152.1  $1,030.9  $3,157.3

              Sales of Federal Systems and Diversified Products and Services represent American Premier's revenues from systems and software engineering services and the manufacture and supply of industrial products and services. Sales of petroleum products reflect Spelling's revenues from petroleum marketing activities. Broadcasting revenues represent GACC's television and radio operations. Entertainment revenues reflect Spelling's television production and distribution operations. Sales of food products represent Chiquita's revenues.

              1993 compared to 1992 The deconsolidation of American Premier and Spelling and the sale of Kings Island accounted for the decrease in revenues from sales of other products and services in 1993.

              1992 compared to 1991 In July 1992, AFC's ownership of Spelling decreased below 50%; accordingly, Spelling's revenues are included for only the first six months of 1992 compared to the entire year for 1991. The increase in Kings Island revenues in 1992 was due primarily to a 14% increase in attendance over the comparable period in 1991. Revenues from several operating days in October and a "Winterfest" operation during the holiday season were approximately $5 million in the fourth quarter for 1991.

   In October 1992, AFC sold the theme park to an unaffiliated party. See "Gains on Sales of Subsidiaries".

   Interest on Annuities For GAAP financial reporting purposes, GALIC's annuity receipts are accounted for as interest-bearing deposits ("annuity policyholders' funds accumulated") rather than as revenues. Under these contracts, policyholders' funds are credited with interest on a tax-deferred basis until withdrawn by the policyholder. The average crediting rate on funds held by GALIC has decreased from 7.2% at December 31, 1991 to 6.2% at December 31, 1992 and 5.3% at December 31, 1993; GALIC's products offer minimum interest rate guarantees of 3% to 4%. The rate at which GALIC credits interest on annuity policyholders' funds is subject to change based on market conditions.

              Annuity receipts totaled $400 million in 1993, $360 million in 1992 and $460 million in 1991. Receipts in 1993 increased primarily due to the introduction of new single premium products in the second half of 1992. Receipts in 1992 were lower than anticipated due to (i) a reduction in receipts relating to a new product introduced in 1990 which encouraged rollovers of other retirement funds and (ii) unfavorable economic and market conditions, including the impact of the negative publicity associated with a number of highly publicized insolvencies in the life insurance industry. Annuity surrender payments represented 6.9%, 7.8% and 9.4% of average statutory reserves in 1993, 1992 and 1991, respectively.

              1993 compared to 1992 Interest on annuity policyholders' funds decreased $13 million (5%) in 1993 due to a reduction in rates being credited to policyholders. The effect of this decrease more than offset an increase of 7% in the average amount of accumulated policyholders' funds held.

              1992 compared to 1991 Interest on annuity policyholders' funds decreased by $16.3 million (6%) from 1991 due to a reduction in rates being credited to policyholders, which more than offset an increase of approximately 7% in the average amount of accumulated policyholders' funds held.

   Interest on Borrowed Money Changes in interest expense result from fluctuations in market rates as well as changes in borrowings. AFC has generally financed its borrowings on a long-term basis which has resulted in higher current costs.

              Interest expense included in AFC's consolidated statement of operations was comprised of (in millions):
                                              1993      1992     1991
              AFC Parent                    $ 71.1    $ 70.6   $ 73.8
              Great American Holding          23.4      34.2     37.8
              Great American Insurance        14.0      14.3     14.3
              American Premier                17.2      69.2       -
              American Annuity                21.2        -        -
              Chiquita                          -         -      41.1
              GACC                              -         -      49.6
              Spelling                          -        4.7      8.2
              Other Companies                 10.3      22.9     26.5
                                            $157.2    $215.9   $251.3

              GAHC's interest expense has decreased due to repayments of bank borrowings in 1992 and 1993. American Annuity borrowed approximately $230 million in December 1992 to acquire GALIC. The decrease in other companies' interest expense is due primarily to the sale of a subsidiary in 1992 and repayments of borrowings in 1993.

   Other Operating and General Expenses Operating and general expenses included the following charges (credits) (in millions):

                                              1993      1992     1991
                  Minority interest            $35       $38      $44
                  Writeoff of debt discount
                    and issue costs             24        -        -

                  Allowance for bad debts       10       (3)       26
                  Relocation expenses            8        -        -
                  Book Value Incentive Plan      1       (1)       38

              Allowance for bad debts includes charges for possible losses on agents' balances, reinsurance recoverables and other receivables. Relocation expenses represent the estimated costs of moving GALIC's operations from Los Angeles to Cincinnati.

   Income Taxes Certain subsidiaries have not been able to recognize tax benefits on significant operating losses. Accordingly, AFC's effective tax rates were greater than the normal rate of 34% in 1992 and 1991. See Note L to the Financial Statements for an analysis of other items affecting AFC's effective tax rate.

              In 1992, AFC implemented SFAS No. 109, "Accounting for Income Taxes". The cumulative effect of implementing this statement resulted in a benefit of $85.4 million to net earnings for the recognition of previously unrecognized tax benefits. The portion of AFC's net deferred tax asset at December 31, 1992, attributable to American Premier was $245.3 million. The 1993 provision for income tax includes a $15 million first quarter benefit due to American Premier's revision of estimated future taxable income likely to be generated during the company's tax loss carryforward period.

              The analysis of estimated future taxable income will be reviewed and updated periodically, and any required adjustments, which may increase or decrease the net deferred tax asset, will be made in the period in which the developments on which they are based become known.

   Discontinued Operations Earnings from discontinued operations represent the results of Hunter Savings Association prior to its sale in December 1991. Earnings from continuing operations do not reflect earnings that would have been earned on the sales proceeds had the sale of Hunter taken place at the beginning of 1991.

   Recent Accounting Standards The following Statements of Financial Accounting Standards ("SFAS") have been implemented by AFC in 1992 or 1993 or will be implemented in 1994. The implementation of these standards is discussed under various subheadings of Note A to the Financial Statements; effects of each are shown in relevant Notes. Implementation of SFAS Nos. 112 and 114 in the first quarter of 1994 and 1995, respectively, is not expected to have a significant effect on AFC.


          SFAS#  Subject of Standard (Year Implemented)        Reference
           106   Certain Postretirement Benefits(1993)         "Benefit Plans"
           107   Fair Values                    (1992)         "Fair Value"
           109   Income Taxes                   (1992)         "Income Taxes"
           112   Certain Employment Benefits    (1994)              -n/a-
           113   Reinsurance                    (1993)         "Reinsurance"
           114   Impairment of Loans            (1995)              -n/a-
           115   Investment in Securities       (1993)         "Investments"

              Other standards issued in recent years did not apply to AFC or had only negligible effects on AFC.

                                      ITEM 8

                   Financial Statements and Supplementary Data

                                                                Page
   Reports of Independent Auditors                               F-1

   Consolidated Balance Sheet:
      December 31, 1993 and 1992                                 F-5

   Consolidated Statement of Operations:
      Years ended December 31, 1993, 1992 and 1991               F-6

   Consolidated Statement of Changes in Capital Accounts:
      Years ended December 31, 1993, 1992 and 1991               F-7

   Consolidated Statement of Cash Flows:
      Years ended December 31, 1993, 1992 and 1991               F-8

   Notes to Consolidated Financial Statements                    F-9


   "Selected Quarterly Financial Data" has been included in Note Q to the Consolidated Financial Statements.

                                     PART III

                                     ITEM 10

                Directors and Executive Officers of the Registrant

      The directors and executive officers of AFC at March 1, 1994, are:

                                                                      Executive
        Name                   Age             Position                 Since

   Carl H. Lindner             74     Chairman of the Board and Chief   1959
                                        Executive Officer
   Richard E. Lindner          72     Director                           1959
   Robert D. Lindner           73     Vice Chairman of the Board         1959
   Ronald F. Walker            55     Director, President and Chief      1973
                                        Operating Officer

   Carl H. Lindner III         40     President of GAI and President     1987
                                        and Chief Operating Officer of
                                        American Premier
   S. Craig Lindner            39     President of AAG and Senior Executive
   1981
                                        Vice President of AMM
   James E. Evans              48     Vice President and General Counsel
   1976
   Sandra W. Heimann           51     Vice President                     1984
   Robert C. Lintz             60     Vice President                     1979
   Thomas E. Mischell          46     Vice President                     1985
   Fred J. Runk                51     Vice President and Treasurer       1978

             Carl H. Lindner has served as Chairman of the Board and Chief Executive Officer of AFC for more than five years. He serves in similar capacities with various AFC subsidiaries. He serves as Chairman of the Board of the following public companies: American Annuity Group, Inc. ("AAG"), American Financial Enterprises, Inc. ("AFEI"), Chiquita, General Cable, Great American Communications Company ("GACC") and American Premier.

   AFC owns a substantial beneficial interest (over 20%) in all of these companies.

             Richard E. Lindner is owner, Chairman of the Board of Directors, President and Chief Executive Officer of Thriftway, Inc., a supermarket chain otherwise unaffiliated with AFC, and has been associated with that company for over five years.

             Robert D. Lindner, for more than five years, has served as Vice Chairman of the Board of Directors of AFC. In addition, he is Chairman of the Board of United Dairy Farmers, Inc. ("UDF") which, among other things, is engaged through subsidiaries in dairy processing and the operation of convenience stores. He is also a director of AFEI.

             Ronald F. Walker has served as President and Chief Operating Officer of AFC for more than five years. He is also Vice Chairman of the Board of Directors of GAI and holds executive positions in most of AFC's other subsidiaries. He is also a director of AAG, AFEI, Chiquita, General Cable and Tejas Gas Company.

             Carl H. Lindner III has been President of GAI for more than five years. He holds executive positions in many of GAI's subsidiaries. He has also been President and Chief Operating Officer of American Premier since 1991.

             S. Craig Lindner has been Senior Executive Vice President of American Money Management Corporation ("AMM"), a subsidiary of AFC which provides investment services to AFC and its subsidiaries, for more than five years. He was elected President of AAG in March 1993.

             James E. Evans has served as a Vice President and the General Counsel of AFC for more than five years.

             Sandra W. Heimann has been a Vice President of AFC and an executive officer of AMM for more than five years.

             Robert C. Lintz has been a Vice President of AFC for more than five years.

             Thomas E. Mischell has been a Vice President of AFC for more than five years.

             Fred J. Runk has served as Vice President and Treasurer of AFC for more than five years.

             Carl H. Lindner, Robert D. Lindner and Richard E. Lindner are brothers. Carl H. Lindner III and S. Craig Lindner are sons of Carl H. Lindner.

             All of the executive officers of AFC devote substantially all of their time to the affairs of AFC and its subsidiaries. All of the above are United States citizens.


             The information required by the following Items will be provided within 120 days after end of Registrant's fiscal year.


             ITEM 11      Executive Compensation

             ITEM 12 Security Ownership of Certain Beneficial Owners and Management


             ITEM 13      Certain Relationships and Related Transactions


                         REPORTS OF INDEPENDENT AUDITORS

   Board of Directors
   American Financial Corporation

   We have audited the accompanying consolidated balance sheets of American Financial Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, changes in capital accounts, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements of American Premier Underwriters, Inc. (formerly The Penn Central Corporation), General Cable Corporation and American Annuity Group, Inc. (1991). Those statements were audited by other auditors whose reports have been furnished to us. The reports pertaining to the statements of General Cable Corporation and American Premier Underwriters, Inc. included explanatory paragraphs that described their change in method of accounting for income taxes in 1992. Our opinion on the consolidated financial statements and schedules, insofar as it relates to data included for those corporations as described in Note E, is based solely on the reports of other auditors.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

   In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Financial Corporation and subsidiaries at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

   As discussed in Note A to the consolidated financial statements, American Financial Corporation and subsidiaries changed their method of accounting in 1993 for certain investments in debt and equity securities and in 1992 for income taxes.

   ERNST & YOUNG

   Cincinnati, Ohio
   March 25, 1994

                REPORT OF AMERICAN PREMIER'S INDEPENDENT AUDITORS



   American Premier Underwriters, Inc.
   (formerly The Penn Central Corporation):

   We have audited the financial statements and the financial statement schedules of American Premier Underwriters, Inc. and Consolidated Subsidiaries listed in the Index to Financial Statements and Financial Statement Schedules of American Premier Underwriters, Inc.'s Form 10-K for the year ended December 31, 1993 (included as Exhibit 99 herein). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such financial statements present fairly, in all material respects, the financial position of American Premier Underwriters, Inc. and Consolidated Subsidiaries at December 31, 1993 and 1992 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information shown therein.

   As discussed in Note 1 to the financial statements, in 1992 the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109.



   DELOITTE & TOUCHE



   Cincinnati, Ohio
   February 16, 1994
   (March 25, 1994 with respect
   to the change of the Company's
   name as discussed in Note 1
   to American Premier's financial
   statements)

                  REPORT OF GENERAL CABLE'S INDEPENDENT AUDITORS



   General Cable Corporation:

   We have audited the consolidated financial statements and related schedules of General Cable Corporation and subsidiaries listed in Item 14(a) of the

   Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1993 (not presented separately herein). These consolidated financial statements and related schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and related schedules based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Cable Corporation and subsidiaries at December 31, 1993 and 1992 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information shown therein.

   As discussed in Notes 1 and 10 to the consolidated financial statements, in 1992 General Cable Corporation changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109.



   DELOITTE & TOUCHE



   Cincinnati, Ohio
   February 18, 1994

                REPORT OF AMERICAN ANNUITY'S INDEPENDENT AUDITORS



   American Annuity Group, Inc.:

   We have audited the consolidated balance sheet of American Annuity Group,

   Inc., formerly Sprague Technologies, Inc., and subsidiaries as of December 31, 1991 and the related consolidated statements of operations, common stockholders' equity and cash flows for the year then ended (before adjustments and reclassifications to conform with the presentation for
   1992). Our audit also included the 1991 financial statement schedule listed in the Index at Item 14(a) of American Annuity Group, Inc's. Form 10-K for the year ended December 31, 1993 (not presented separately herein). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements (before adjustments and reclassifications to conform with the presentation for 1992) present fairly, in all material respects, the financial position of American Annuity Group, Inc. and subsidiaries as of December 31, 1991 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




   DELOITTE & TOUCHE




   Stamford, Connecticut
   March 24, 1992

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                                  (In Thousands)


                                                         December 31,
                                                         1993        1992

                Assets
   Cash and short-term investments                   $  167,950  $  837,429
   Investments:
     Bonds and redeemable preferred stocks:
       Held to maturity - at amortized cost
         (market - $3,959,400 and $4,705,600)         3,788,732   4,597,544
       Available for sale - at market
         (amortized cost - $2,216,328 and $1,905,814) 2,349,528   1,976,514
     Other stocks - principally at market
       (cost - $207,056 and $182,476)                   339,156     230,876
     Investment in investee corporations                899,800     568,207
     Bonds and receivables from investees                 6,783     305,701
     Loans receivable                                   624,149     812,436
     Real estate and other investments                  139,319     179,152
                                                      8,147,467   8,670,430
   Recoverables from reinsurers and prepaid
     reinsurance premiums                               756,060     599,204
   Trade receivables                                    298,240     594,834
   Other receivables                                    213,507     318,799
   Property, plant and equipment, net                    44,950     215,851
   Deferred tax asset                                      -        258,300
   Prepaid expenses, deferred charges and other assets  275,349     394,319
   Cost in excess of net assets acquired                173,965     499,639

                                                    $10,077,488 $12,388,805


        Liabilities and Capital
   Insurance claims and reserves                    $ 3,422,657 $ 4,279,853
   Annuity policyholders' funds accumulated           4,256,674   3,973,524
   Long-term debt:
     Parent company                                     571,874     557,161
     American Premier                                      -        657,800
     Other subsidiaries                                 482,132     794,217
   Accounts payable, accrued expenses and other
     liabilities                                        648,462   1,005,866
   Minority interest                                    109,219     812,707
                                                      9,491,018  12,081,128

   Capital subject to mandatory redemption               49,232      27,683
   Preferred Stock (redemption value - $278,889)        168,588     168,588
   Common Stock without par value                           904         904
   Retained earnings                                    210,846      42,402
   Net unrealized gain on marketable securities,
     net of deferred income taxes                       156,900      68,100

                                                    $10,077,488 $12,388,805


   See notes to consolidated financial statements.

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF OPERATIONS
                                  (In Thousands)

                                                     Year ended December 31,

                                                             1993       1992        1991
   Income:
     Property and casualty insurance premiums            $1,494,796 $2,151,400  $1,196,853
     Investment income                                      601,900    688,604     568,514
     Realized gains on sales of securities                   82,265    101,474      50,795
     Equity in net earnings (losses) of
       investee corporations                                 69,862   (338,710)     11,694
     Gains (losses) on sales of investee
       corporations                                          83,211      2,766     (12,348)
     Gains on sales of subsidiaries                          75,309     64,483      65,220
     Provision for impairment of investments                (1,500)     (2,000)    (37,822)
     Sales of other products and services                   152,100  1,030,877   3,157,271
     Other income                                           162,760    229,956     218,790
                                                          2,720,703  3,928,850   5,218,967

   Costs and Expenses:
     Property and casualty insurance:
       Losses and loss adjustment expenses                1,064,108  1,554,702     847,604
       Commissions and other underwriting
         expenses                                           449,772    616,200     388,130
     Interest charges on:
       Annuity policyholders' funds                         228,609    241,600     257,859
       Borrowed money                                       157,219    215,900     251,332
     Cost of sales                                          134,900    886,238   2,549,880
     Other operating and general expenses                   424,110    559,064     805,452
                                                          2,458,718  4,073,704   5,100,257
   Earnings (loss) from continuing operations
     before income taxes                                    261,985   (144,854)    118,710
   Provision for income taxes                                37,296     17,446      62,156

   Earnings (loss) from continuing operations               224,689   (162,300)     56,554

   Discontinued operations                                     -          -         15,796

   Earnings (loss) before extraordinary items and
     cumulative effect of accounting change                 224,689   (162,300)     72,350

   Extraordinary items                                      (4,559)       -           -
   Cumulative effect of accounting change                      -        85,400        -

   Net Earnings (Loss)                                   $  220,130($   76,900) $   72,350




   See notes to consolidated financial statements.

                     AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL ACCOUNTS
                                  (In Thousands)

                                                     Year ended December 31,

                                                               1993       1992       1991
   Capital Subject to Mandatory Redemption:
     Balance at beginning of period                        $ 27,683   $ 81,939   $ 77,419
     Other purchases and redemptions                         (2,103)   (10,460)    (7,137)
     Increase (decrease) in capital subject
       to put option                                         23,652    (43,796)    11,657

            Balance at End of Period                       $ 49,232   $ 27,683   $ 81,939



   Preferred Stock:
     Balance at beginning of period                        $168,588   $153,588   $134,179
     Sales to employee benefit plans                           -        15,000     19,409

            Balance at End of Period                       $168,588   $168,588   $153,588



   Common Stock:
     Balance at Beginning and End of Period                $    904   $    904   $    904



   Retained Earnings:
     Balance at beginning of period                        $ 42,402   $104,507   $ 74,267
     Net earnings (loss)                                    220,130    (76,900)    72,350
     Deduct cash dividends paid or declared on:
       Preferred Stock                                      (26,137)   (26,155)   (24,762)
       Common Stock                                          (1,897)    (2,846)    (5,691)
     Decrease (increase) in capital subject
       to put option                                        (23,652)    43,796    (11,657)

            Balance at End of Period                       $210,846   $ 42,402   $104,507



   Net Unrealized Gain on Marketable Securities,
       Net of Deferred Income Taxes:
       Balance at beginning of period                      $ 68,100   $  2,700  $  47,100
       Change during period                                  88,800     65,400    (44,400)

            Balance at End of Period                       $156,900   $ 68,100  $   2,700


   See notes to consolidated financial statements.








                     AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In Thousands)

                                                     Year ended December 31,

                                                              1993        1992        1991
   Operating Activities:
     Net earnings (loss)                                $  220,130 ($   76,900) $   72,350
     Adjustments:
       Cumulative effect of accounting change                 -        (85,400)       -
       Depreciation and amortization                        37,403     107,615     125,723
       Interest on annuity policyholders' funds            228,609     241,600     257,859
       Equity in net losses (earnings) of investees
         and discontinued operations                       (69,862)    338,710     (23,760)
       Changes in reserves on assets                        11,440      (1,452)     63,759
       Realized gains on investing activities             (242,529)   (169,686)   (116,458)
       Writeoff of debt discount and issue costs            30,054        -           -
       Decrease (increase) in reinsurance and
         other receivables                                (238,166)     48,878     (12,835)
       Increase in prepaid expenses, deferred
         charges and other assets                          (75,308)   (115,815)    (78,818)
       Increase (decrease) in insurance claims
         and reserves                                      241,704     165,684     (33,718)
       Increase in other liabilities                        50,479      36,163       4,603
       Increase in minority interest                        37,057      19,656      32,690
       Dividends from investees and discontinued
         operations                                         25,575      24,313      50,605
       Other, net                                          (32,503)      4,822      19,206
                                                           224,083     538,188     361,206
   Investing Activities:
     Purchases of and additional investments in:
       Fixed maturity investments                       (3,062,435) (4,718,486) (5,718,739)
       Equity securities                                   (20,224)    (14,386)    (60,340)
       Investees and subsidiaries                          (27,578)    (23,115)    (93,323)
       Real estate, property and equipment                 (41,762)    (71,964)   (175,962)
     Maturities and redemptions of fixed maturity
       investments                                         757,473   1,187,232     638,280
     Sales of:
       Fixed maturity investments                        1,498,432   2,348,529   4,932,862
       Equity securities                                   221,467      88,475     322,935
       Investees and subsidiaries                          255,517     212,000      46,512
       Real estate, property and equipment                  65,782      14,155      58,432
     Cash and short-term investments of former
       subsidiaries and investees                         (310,225)    (16,009)   (189,693)
     Decrease in other investments                           1,435      62,370      56,607
                                                          (662,118)   (931,199)   (182,429)
   Financing Activities:
     Annuity receipts                                      400,141     360,702     459,860
     Annuity benefits and withdrawals                     (337,878)   (339,406)   (372,235)
     Additional long-term borrowings                       338,010     259,447     529,714
     Reductions of long-term debt                         (601,040)   (294,493)   (321,578)
     Issuances of capital stock                               -         15,000      19,409
     Repurchases of capital stock                           (2,643)    (10,549)     (6,756)
     Cash dividends paid                                   (28,034)    (29,001)    (30,453)
                                                          (231,444)    (38,300)    277,961
   Net Increase (Decrease) in Cash and Short-term Investments(669,479)(431,311)    456,738
   Cash and short-term investments at beginning of
     period                                                837,429   1,268,740     812,002
   Cash and short-term investments at end of period     $  167,950  $  837,429  $1,268,740
   See notes to consolidated financial statements.







                          AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  INDEX TO NOTES

        A.   Accounting Policies
        B.   Acquisitions and Sales of Subsidiaries
        C.   Segments of Operations
        D.   Investments
        E.   Investment in Investee Corporations
        F.   Property, Plant and Equipment
        G.   Cost in Excess of Net Assets Acquired
        H.   Long-Term Debt
        I.   Capital Subject to Mandatory Redemption
        J.   Other Preferred Stock
        K.   Common Stock
        L.   Income Taxes
        M.   Discontinued Operations
        N.   Pending Legal Proceedings
        O.   Benefit Plans
        P.   Transactions With Affiliates
        Q.   Quarterly Operating Results (Unaudited)
        R.   Additional Information
        S.   Restrictions on Transfer of Funds
              and Assets of Subsidiaries
        T.   Subsequent Event (Unaudited)

   A.   Accounting Policies

        Basis of Presentation The consolidated financial statements include the accounts of American Financial Corporation ("AFC") and its subsidiaries except for Hunter Savings Association which was sold in the fourth quarter of 1991 and is presented in the financial statements as "discontinued operations". Changes in ownership levels of other subsidiaries and investees have resulted in certain differences in the financial statements and have affected comparability between years. Certain reclassifications have been made to prior years to conform to the current year's presentation. All significant intercompany balances and transactions have been eliminated. All acquisitions have been treated as purchases. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements.

        AFC's ownership of subsidiaries and significant investees with publicly traded shares at December 31, was as follows:

                                                         1993   1992  1991
            American Annuity Group, Inc. ("AAG")
              (formerly STI Group, Inc.)                  80%    82%   39%
            American Financial Enterprises, Inc. ("AFEI") 83%    83%   82%
            Chiquita Brands International, Inc.           46%    46%   48%
            General Cable Corporation                     45%    45%  100%(a)
            Great American Communications Company ("GACC")20%    40%   40%
            American Premier Underwriters, Inc.           41%    51%   50%+
            Spelling Entertainment Group Inc. ("Spelling")
              (formerly The Charter Company)              (b)    48%   53%
            Spelling Entertainment Inc. ("SEI")            -     (c)   85%

         (a) Represents ownership by American Premier.
         (b) Sold in March 1993.
         (c) Became 100%-owned by Spelling Entertainment Group in 1992.

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


        Investments AFC implemented Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," beginning December 31, 1993. This standard requires (i) debt securities be classified as "held to maturity" and reported at amortized cost if AFC has the positive intent and ability to hold them to maturity, (ii) debt and equity securities be classified as "trading" and reported at fair value, with unrealized gains and losses included in earnings, if they are bought and held principally for selling in the near term and (iii) debt and equity securities not classified as held to maturity or trading be classified as "available for sale" and reported at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity. Only in certain limited circumstances, such as significant issuer credit deterioration or if required by insurance or other regulators, may a company change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future.
        Effective September 30, 1992, AFC had reclassified its portfolio of bonds and redeemable preferred stocks into two categories, held to maturity and available for sale, and accounted for them in a manner similar to that required by SFAS No. 115. In connection with implementing SFAS No. 115, AFC made a comprehensive review of its investment portfolio. This review resulted in a reclassification of approximately $704 million of its fixed maturity portfolio (including $485 million in CMOs) from "held to maturity" to "available for sale" which, in turn, resulted in (i) an increase of $36 million in the carrying value of fixed maturity investments, and (ii) an increase of $19 million in AFC's shareholders' equity. The reclassification reflected management's intention to reduce the proportion of CMOs owned and more actively manage the duration of its fixed income portfolio. Implementation of SFAS No. 115 had no effect on net earnings.

        Premiums and discounts on collateralized mortgage obligations are amortized over their expected average lives using the interest method. Gains or losses on sales of securities are recognized at the time of disposition with the amount of gain or loss determined on the specific identification basis. When a decline in the value of a specific investment is considered to be other than temporary, a provision for impairment is charged to earnings and the carrying value of that investment is reduced.

        Investment in Investee Corporations Investments in securities of 20%- to 50%-owned companies are carried at cost, adjusted for AFC's proportionate share of their undistributed earnings or losses. Investments in less than 20%-owned companies are accounted for by the equity method when, in the opinion of management, AFC can exercise significant influence over operating and financial policies of the investee.

        Beginning in 1991, AFC elected not to record earnings from its investment in GACC, whether from operations or from extraordinary gains, until that company's financial situation improves. In the fourth quarter of 1992, in light of GACC's announced intention to pursue a plan to restructure its debt and capital, AFC reduced the carrying value of its investment in all securities and loans

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

        receivable related to GACC and its subsidiaries to estimated net realizable value and ceased accounting for GACC on the equity method. Following GACC's completion of its plan of reorganization in December 1993, AFC resumed accounting for GACC on the equity method.

        Property, Plant, Equipment and Real Estate Facilities and equipment used primarily to conduct operations are classified in the Balance Sheet as "property, plant and equipment"; other land and facilities are classified as investment in "real estate". These assets are based on cost and provision for depreciation and amortization is made principally on the straight-line method over the estimated useful life of the depreciable property or the lease term, whichever is shorter.

        Cost in Excess of Net Assets Acquired The excess of cost of subsidiaries and investees (purchased subsequent to October 1970) over AFC's equity in the underlying net assets ("goodwill") is being amortized over 40 years. The excess of AFC's equity in the net assets of other subsidiaries and investees over its cost of acquiring these companies ("negative goodwill") has been allocated to AFC's basis in these companies' fixed assets, goodwill and other long-term assets and is amortized on a 10- to 40-year basis.

        Insurance Claims and Reserves Insurance claims and reserves include unpaid losses and loss adjustment expenses in addition to unearned insurance premiums. As discussed under "Reinsurance" below, amounts have not been reduced for reinsurance recoverable.

        The net liabilities stated for unpaid claims and for expenses of investigation and adjustment of unpaid claims are based upon (a) the accumulation of case estimates for losses reported prior to the close of the accounting period on the direct business written; (b) estimates received from ceding reinsurers and insurance pools and associations;
        (c) estimates of unreported losses based on past experience and (d) estimates based on experience of expenses for investigating and adjusting claims. These liabilities are subject to the impact of changes in claim amounts and frequency and other factors. In spite of the variability inherent in such estimates, management believes that the liabilities for unpaid losses and loss adjustment expenses are adequate. Changes in estimates of the liabilities for losses and loss adjustment expenses are reflected in the Statement of Operations in the period in which determined.

        Unearned insurance premiums represent that portion of premiums written which is applicable to the unexpired terms of policies in force, generally computed by the application of daily pro rata fractions. On reinsurance assumed from other insurance companies or written through various underwriting organizations, unearned premiums are based on reports received from such companies and organizations.

        Policy acquisition costs (principally commissions, premium taxes and other underwriting expenses) related to the production of new business are deferred and included in "Prepaid expenses, deferred charges and other assets". For the property and casualty companies, the deferral of acquisition costs is limited based upon their recoverability without any consideration for anticipated investment income. Deferred policy acquisition costs ("DPAC") are charged against income ratably over the terms of the related policies. For the annuity company, DPAC


                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

        is amortized, with interest, in relation to the present value of expected gross profits on the policies.

        Reinsurance In the normal course of business, AFC's insurance subsidiaries cede reinsurance to other companies to diversify risk and limit maximum loss arising from large claims. To the extent that any reinsuring companies are unable to meet obligations under the agreements covering reinsurance ceded, AFC's insurance subsidiaries would remain liable. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsurance policies. AFC's insurance subsidiaries also assume reinsurance from other companies. Income on reinsurance assumed is recognized based on reports received from ceding reinsurers.

        In 1993, AFC implemented SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts". This statement requires ceding insurers to report as assets (a) the estimated reinsurance recoverable on unpaid losses, including an estimate for losses incurred but not reported, and (b) amounts paid to reinsurers applicable to the unexpired terms of policies in force. Balance sheet amounts for 1992 have been changed to conform to the 1993 presentation. Prior to implementation of SFAS No. 113, these reinsurance assets ($682 million at December 31, 1992) were recorded as reductions to the liabilities for unpaid losses and loss adjustment expenses and unearned premiums. Implementation of SFAS No. 113 had no impact on earnings.

        Annuity Policyholders' Funds Accumulated Annuity premium deposits and benefit payments are generally recorded as increases or decreases in "annuity policyholders' funds accumulated" rather than as revenue and expense. Increases in this liability for interest credited are charged to expense and decreases for surrender charges are credited to other income.

        Statement of Cash Flows For cash flow purposes, "investing activities" are defined as making and collecting loans and acquiring and disposing of debt or equity instruments and property and equipment. "Financing activities" include obtaining resources from owners and providing them with a return on their investments, borrowing money and repaying amounts borrowed. Annuity receipts, benefits and withdrawals are also reflected as financing activities. All other activities are considered "operating". Short-term investments having original maturities of three months or less when purchased are considered to be cash equivalents for purposes of the financial statements.

        Issuances of Stock by Subsidiaries Changes in AFC's equity in a subsidiary caused by issuances of the subsidiary's stock are accounted for as gains or losses where the sale of such shares by the subsidiary is not a part of a broader reorganization.

        Income Taxes AFC files consolidated federal income tax returns which include all 80%-owned U.S. subsidiaries. Effective January 1, 1992, AFC implemented SFAS No. 109, "Accounting for Income Taxes". Prior year financial statements were not restated. Under SFAS No. 109, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases and are measured

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

        using enacted tax rates. Deferred tax assets are recognized if it is more likely than not that a benefit will be realized.

        Benefit Plans AFC's Employee Stock Ownership Retirement Plan ("ESORP") is a noncontributory, trusteed plan which invests in securities of AFC and affiliates for the benefit of the employees of AFC and certain of its subsidiaries. The ESORP covers all employees of participating companies who are qualified as to age and length of service. Contributions are discretionary by the directors of participating companies and are charged against earnings in the year for which they are declared.

        Under AFC's Book Value Incentive Plan, units may be granted at initial values between 80% and 120% of "book value" to key employees. Units may be exercised at any time, to the extent vested. Payments are made to the holder 50% in cash and the remainder in installments over a ten-year period with an assumed interest factor of 12% per annum. "Book value" is determined in accordance with generally accepted accounting principles except that all equity securities (including investees and subsidiaries with publicly traded shares) are reflected at market value. The value of the units is the excess of the current book value of a share of AFC Common Stock, as defined, over the initial value of the units at the date of grant. This value is being accrued over the vesting period (five years).

        AFC and many of its subsidiaries provide health care and life insurance benefits to eligible retirees. Prior to 1992, the cost of these benefits had generally been recognized as claims were incurred. Effective January 1, 1993, AFC implemented SFAS No. 106, "Accounting for Postretirement Benefits Other Than Pensions". This standard requires companies to expense the projected future cost of providing postretirement benefits as employees render service. The accumulated postretirement obligation at the date of adoption is being amortized on a straight-line basis over 20 years. The implementation of SFAS No. 106 did not have a material effect on AFC's financial position or results of operations.

        Debt Discount Debt discount and expenses are being amortized over the lives of respective borrowings, generally on the interest method. Unamortized balances are charged off in the event of early retirement of the related debt.

        Fair Value of Financial Instruments Methods and assumptions used in estimating fair values are described in the notes containing fair value disclosures. These fair values represent point-in-time estimates of value that might not be particularly relevant in predicting AFC's future earnings or cash flows.


                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


   B.   Acquisitions and Sales of Subsidiaries

        American Business Insurance In October 1993, AFC sold its insurance brokerage operation, American Business Insurance, Inc., to Acordia, Inc., an Indianapolis-based insurance broker. AFC received approximately $50 million in cash, 800,000 shares of Acordia common stock and warrants to purchase an additional 1.5 million Acordia shares at $25 per share. AFC recognized a pretax gain of approximately $44 million on the sale.

        American Premier In the fourth quarter of 1991, American Premier repurchased shares of its common stock, increasing AFC's ownership percentage above 50%. Accordingly, AFC ceased accounting for American Premier as an investee and began accounting for it as a consolidated subsidiary on December 31, 1991. In anticipation of a reduction of AFC's ownership of American Premier below 50%, AFC ceased accounting for it as a subsidiary and began accounting for it as an investee in April 1993.

        In August 1993, AFEI, whose assets consist primarily of investments in American Premier, General Cable and AAG, sold 4.5 million shares of American Premier common stock in a secondary public offering. AFEI used the net proceeds of approximately $151 million to retire most of its debt. AFC recognized a pretax gain of $28.3 million, before minority interest, on the sale of American Premier stock by AFEI. The gain includes AFC's recognition of a portion of previously deferred gains related to sales of assets to American Premier from AFC subsidiaries.

        In December 1993, American Premier paid AFC $52.8 million (including $12.8 million in interest) representing an adjustment on the 1990 sale of AFC's non-standard automobile group to American Premier. AFC recorded an additional pretax gain of $31.4 million on this adjustment after deferring $21.4 million based on its ownership of American Premier.

        Great American Life Insurance Company In December 1992, AFC sold Great American Life Insurance Company ("GALIC") to STI Group, Inc., previously known as Sprague Technologies, Inc. ("STI") for $468 million in cash. In connection with the sale, AFC purchased 5.1 million shares of STI's common stock pursuant to a tender offer and an additional 17.1 million newly issued shares, increasing AFC's ownership from 39% to approximately 82%. No gain or loss was recorded on the sale of GALIC. Following the purchase of GALIC, STI changed its name to American Annuity Group, Inc. to reflect the nature of its business and AFC began accounting for AAG as a subsidiary.

        Kings Island Theme Park In October 1992, AFC sold Kings Island to an unaffiliated party for approximately $210 million in cash. AFC realized a $64.5 million pretax gain on the transaction.

        Hunter Savings Association In December 1991, AFC sold Hunter Savings Association and, accordingly, classified Hunter as a discontinued operation in the financial statements. See Note M.




                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


        Chiquita In 1991, AFC contributed to its ESORP 455,000 Chiquita shares with a market value of $15.7 million, recording a pretax gain of $7.4 million.

        In the third quarter of 1991, Chiquita sold 5 million shares of newly-issued common stock resulting in AFC's ownership being decreased below 50%. Accordingly, AFC ceased accounting for Chiquita as a subsidiary and began accounting for it as an investee. AFC recorded a pretax gain of $58 million in 1991, representing the excess of AFC's equity in Chiquita following the issuance of its common stock over its previously recorded carrying value. These gains are included in "Gains on sales of subsidiaries" in the Statement of Operations; deferred income taxes provided thereon are included in "Provision for income taxes".

        GACC In the first half of 1991, GACC issued 16.5 million shares of its common stock as partial consideration in exchange for certain debt, reducing AFC's ownership percentage of GACC to less than 50%. As a result, AFC ceased accounting for GACC as a subsidiary in June 1991 and began accounting for it as an investee. AFC recorded a $12 million pretax loss representing the difference between AFC's equity in GACC following the transactions and its previously recorded carrying value.

        In connection with the completion of GACC's plan of reorganization in December 1993, AFC received 2.3 million shares of new common stock in exchange for its previous holdings of GACC stock and debt. In connection with the plan, AFC also invested an additional $7.5 million in GACC common stock and debt securities.

        Spelling During the second quarter of 1991, Charter purchased 27.2 million shares of common stock and the outstanding preferred stock ($25 million liquidation value) of SEI for $166.8 million in cash and $22.7 million principal amount of 10% senior subordinated notes. Charter purchased 14 mil-lion of the common shares and all of the preferred stock from GACC for $107.5 million in cash. As a result of the transactions, AFC's ownership of SEI increased to 85% (including Charter's 82%); accordingly, AFC ceased accounting for SEI as an investee and began accounting for it as a consolidated subsidiary in May 1991.

        As a result of a merger between Charter and SEI in July 1992, AFC's ownership of Charter decreased below 50% and, accordingly, AFC ceased accounting for Charter as a subsidiary and began accounting for Charter as an investee. Subsequent to the merger, Charter changed its name to Spelling Entertainment Group Inc.

        In March 1993, AFC sold its common stock investment in Spelling to Blockbuster Entertainment Corporation in exchange for 7.6 million shares of Blockbuster common stock and warrants to purchase an additional two million Blockbuster shares at $25 per share. AFC realized a $52 million pretax gain on the sale.






                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


   C. Segments of Operations Through subsidiaries, AFC is engaged in several financial businesses, including property and casualty insurance, annuities and portfolio investing. AFC also owns significant portions of the voting equity securities of certain companies (investee corporations - see Note E).

        Although most of AFC's operations have been conducted within the United States, approximately one-sixth of its consolidated revenues (primarily food sales) in 1991 were derived from sales in Europe, Central and South America and the Far East.

        The following tables (in thousands) show AFC's assets, revenues, operating profit (loss), capital expenditures and depreciation expense on property, plant and equipment by significant business segment. The food products segment accounted for a major portion of AFC's capital expenditures during the period Chiquita was accounted for as a subsidiary. The capital expenditures of other segments have not been significant and are combined in the following table. Operating profit
        (loss) represents total revenues less operating expenses. Goodwill and its amortization have been allocated to the various segments to which they apply. General corporate assets and expenses have not been identified or allocated by segment since they are not material.

                                                     1993         1992        1991
                Assets
                Property and casualty insurance (a)     $ 4,192,908  $ 5,881,464 $ 4,706,244
                Annuities                                 4,910,182    4,434,865   4,370,982
                Other                                        74,598    1,504,269   1,769,305
                                                          9,177,688   11,820,598  10,846,531
                Investment in investee
                  corporations                              899,800      568,207     754,121
                Investment in discontinued operations          -            -        456,609

                                                        $10,077,488  $12,388,805 $12,057,261

                Revenues (b)
                Property and casualty insurance:
                  Underwriting:
                    Auto liability and physical damage  $   571,084  $   984,722 $   361,856
                    Property and multiple peril             338,555      343,966     375,418
                    Other liability                         226,330      216,450     207,814
                    Workers' compensation                   191,353      462,767     135,556
                    All other                               167,474      143,495     116,209
                                                          1,494,796    2,151,400   1,196,853
                  Investment and other income (c)           481,548      568,184     337,545
                                                          1,976,344    2,719,584   1,534,398
                Annuities (c)(d)                            395,871      356,265     435,360
                Food products                                  -            -      2,439,882
                Broadcasting                                   -            -         83,216
                Other (c)                                   278,626    1,191,711     714,417
                                                          2,650,841    4,267,560   5,207,273
                Equity in net earnings (losses) of
                  investee corporations                      69,862    (338,710)      11,694

                                                        $ 2,720,703  $ 3,928,850 $ 5,218,967

                          AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

                                                               1993         1992        1991
                Operating Profit (Loss)
                Property and casualty insurance:
                  Underwriting:
                    Auto liability and physical damage    ($  7,838)    $  4,826    $ 22,239
                    Property and multiple peril              (2,736)    (60,137)     (41,159)
                    Other liability                         (47,497)      83,179       3,638
                    Workers' compensation                    30,094     (54,125)     (40,728)
                    All other                                11,396        8,583      19,937
                                                            (16,581)    (17,674)     (36,073)
                  Investment and other income (c)           304,181      309,680     127,394
                                                            287,600      292,006      91,321
                Annuities (c)                                63,388       65,480     136,850
                Food products (c)                              -            -        112,098
                Broadcasting                                   -            -        (24,872)
                Other (c)(e)                               (158,865)   (163,630)    (208,381)
                                                            192,123      193,856     107,016
                Equity in net earnings (losses) of
                  investee corporations                      69,862    (338,710)      11,694

                                                           $261,985   ($144,854)    $118,710

                Capital Expenditures
                Food products                              $   -        $   -       $137,072
                Other                                        32,146       53,193      27,743

                                                           $ 32,146     $ 53,193    $164,815

                Depreciation Expense
                Food products                              $   -        $   -       $ 31,600
                Other                                        13,501       43,586      24,429

                                                           $ 13,501     $ 43,586    $ 56,029

                (a)  Not allocable to lines of insurance.
                (b)  Revenues include sales of products and services as well as other income earned by the respective segments.
                (c)  Includes the following provisions (credits) for reserves on investments:
                     Property and casualty insurance -- 1993 - $2 million; 1992 - ($32 million) and 1991 - $33 million; Annuities -- 1993 - $0; 1992 - $0 and
                     1991 - ($55 million); Food products -- $13 million in 1991; Other -- 1993
                     - $0; 1992 - $34 million and 1991 - $47 million.
                (d)  Represents primarily investment income.
                (e)  Includes holding company expenses.


                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

   D. Investments Bonds, redeemable preferred stocks and other stocks at December 31, consisted of the following (in millions):

                                                                                           1993
                                                                                      Held to Maturity
                                             Amortized    Market          Gross Unrealized
                                                  Cost     Value     Gains  Losses
             Bonds and Redeemable
              Preferred Stocks:
               United States Government
                 and government agencies
                 and authorities              $   -     $    -      $   -    $  -
               States, municipalities and
                 political subdivisions           26.9      28.8       1.9      -
               Foreign government                 24.9      23.9        .9    (1.9)
               Public utilities                  623.8     643.4      24.1    (4.5)
               CMO's                             703.5     717.7      18.4    (4.2)
               All other corporate             2,314.0   2,447.3     141.0    (7.7)
               Redeemable preferred stocks        95.6      98.3       2.9     -

                                              $3,788.7  $3,959.4    $189.2  ($18.5)

                                                                                           1993
                                                                                      Available for Sale
                                             Amortized    Market          Gross Unrealized
                                                  Cost     Value     Gains  Losses
             Bonds and Redeemable
              Preferred Stocks:
               United States Government
                 and government agencies
                 and authorities              $  208.0  $  217.1    $  9.1    $ -
               States, municipalities and
                 political subdivisions           35.0      37.3       2.3      -
               Foreign government                 15.7      15.7        -       -
               Public utilities                  135.9     141.2       5.3      -
               CMO's                           1,129.0   1,183.3      54.3      -
               All other corporate               692.7     754.9      62.2      -
               Redeemable preferred stocks          -         -         -       -

                                              $2,216.3  $2,349.5    $133.2    $ -

             Other stocks                     $  207.1  $  339.2    $137.2   ($5.1)

                                                                                             1992
                                                                                       Held to Maturity
                                             Amortized    Market          Gross Unrealized
                                                  Cost     Value     Gains  Losses
             Bonds and Redeemable
              Preferred Stocks:
               United States Government
                and government agencies
                and authorities               $   86.5  $   87.0    $   .5   $  -

               States, municipalities and
                political subdivisions            52.9      55.1       2.9     (.7)
               Foreign government                 22.7      19.3        -     (3.4)
               Public utilities                  742.1     761.9      20.7     (.9)
               CMO's                           1,176.6   1,197.1      24.5    (4.0)
               All other corporate             2,447.0   2,512.5      78.0   (12.5)
               Redeemable preferred stocks        69.7      72.7       3.0      -

                                              $4,597.5  $4,705.6    $129.6  ($21.5)

                                                                                           1992
                                                                                      Available for Sale
                                             Amortized    Market          Gross Unrealized
                                                  Cost     Value     Gains  Losses
             Bonds and Redeemable
              Preferred Stocks:
               United States Government
                and government agencies
                and authorities               $  430.4  $  441.6     $11.2   $  -
               States, municipalities and
                political subdivisions              -         -         -       -
               Foreign government4)                 -         -         -       -
               Public utilities                   25.1      25.9        .8      -
               CMO's                             878.8     919.6      41.6     (.8)
               All other corporate               571.5     589.4      21.9    (4.0)
               Redeemable preferred stocks          -         -         -       -

                                              $1,905.8  $1,976.5     $75.5  ($ 4.8)

             The table below sets forth the scheduled maturities of bonds and redeemable preferred stocks based on carrying value as of December 31, 1993. Data based on market value is generally the same. Collateralized mortgage obligations have an average life of approximately 4 years at December 31, 1993.

                                                    Held to   Available
                 Maturity                          Maturity    for Sale
               One year or less                         1%         1%
               After one year through five years        7          5
               After five years through ten years      18         13
               After ten years                         55         31
                                                       81         50
               Collateralized mortgage obligations     19         50
                                                      100%       100%

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

         Gross gains of $69.4 million, $85.2 million and $208.8 million and gross losses of $16.5 million, $4.7 million and $236.9 million were realized on sales of fixed maturity investments during 1993, 1992 and 1991, respectively.

         Realized gains (losses) and changes in unrealized appreciation (depreciation) on fixed maturity and equity security investments are summarized as follows (in thousands):

                                        Fixed       Equity        Tax
                                           Maturities   Securities    Effects       Total
                1993
                Realized                     $ 52,915      $29,350   ($28,793)   $ 53,472
                Change in Unrealized          125,112       83,700    (73,084)    135,728

                1992
                Realized                       80,503       20,971    (34,501)     66,973
                Change in Unrealized          (78,293)      44,300     11,558     (22,435)

                1991
                Realized                      (28,076)      78,871    (17,270)     33,525
                Change in Unrealized          349,596      (67,200)   (96,015)    186,381

            Investment in other stocks at December 31, 1992 consisted of (in thousands):

                                                                                Reporting
                                                              Cost     Market     Value
                Insurance companies' portfolios           $178,055   $226,455    $226,455
                Other companies' portfolios                  4,421      4,633       4,421

                                                          $182,476   $231,088    $230,876

           At December 31, 1992, gross unrealized gains on other stocks were $63.7 million and gross unrealized losses were $15.1 million.

         Carrying values of investments were determined after deducting cumulative provisions for impairment aggregating $47 million and $78 million at December 31, 1993 and 1992, respectively.

         Fair values for investments are based on prices quoted, when available, in the most active market for each security. If quoted prices are not available, fair value is estimated based on present values, fair values of comparable securities, or similar methods.

         Short-term investments are carried at cost; loans receivable are stated at the aggregate unpaid balance. Carrying amounts of these investments approximate their fair value.

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

   E. Investment in Investee Corporations Investment in investee corporations represents AFC's ownership of securities of certain companies. All of the companies named in the following table are subject to the rules and regulations of the SEC. Market value of the investments (excluding $50 million in non-public securities at December 31, 1992, for which market values are not available) was approximately $940 million and $700 million at December 31, 1993 and 1992, respectively.

        AFC's investment (and common stock ownership percentage) and equity in net earnings and losses of investees are stated below (dollars in thousands):

                                   Investment (Ownership %)    Equity in Net Earnings (Losses)
                                12/31/93       12/31/92             1993       1992      1991
            American Premier(a) $559,116 (41%) $   -           $  91,700   $   -      $24,739
            Chiquita             277,854 (46%)  312,589 (46%)    (24,038)  (132,256)    3,417
            GACC                  36,892 (20%)   35,000 (40%)       -      (186,972)     -
            General Cable(b)      25,938 (45%)   27,619 (45%)     (1,682)   (17,630)     -
            Spelling Enter-
               tainment Group(c)    -           107,556 (48%)      1,782      1,288      -
            Sprague(d)              -              -                -        (9,440)  (17,117)
            Other(e)                -            85,443            2,100      6,300       655

                                $899,800       $568,207        $  69,862  ($338,710)  $11,694

          (a)  Accounted for as a subsidiary from December 31, 1991 to March 31, 1993.
          (b)  Spun-off from American Premier in July 1992.
          (c)  Sold in March 1993.
          (d)  Became a subsidiary and changed its name to American Annuity on
               December 31, 1992.
          (e)  Primarily represents investees of American Premier.

           American Premier operates businesses primarily in specialty property and casualty insurance. In March 1994, American Premier changed its name from The Penn Central Corporation to reflect the nature of its business. Chiquita is a leading international marketer, processor and producer of quality fresh and processed food products. GACC is engaged in the ownership and operation of television and radio stations. General Cable primarily manufactures and markets electrical and communication wire and cable products.

         Due to GACC's financial difficulties, AFC transferred all GACC securities and loans to the investee account and reduced the carrying value of that investment to estimated net realizable value ($35 million) at the end of 1992. AFC resumed equity accounting for its investment in GACC following GACC's reorganization at the end of 1993.

         In July 1992, American Premier distributed to its shareholders approximately 88% of the stock of General Cable. AFC and its subsidiaries, excluding American Premier, received approximately 45% of the shares. The shares retained by American Premier are being held for distribution to creditors and other persons. Accordingly, those shares were included in "Other stocks" at December 31, 1992 and

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

         General Cable was not consolidated because control was temporary. The operating results of General Cable for the first six months of 1992 are included in other income.

         Sprague reported net losses of $29 million in 1992 and $53 million in 1991. Over the past few years, Sprague sold substantially all of its operating businesses and recorded substantial restructuring charges and loss provisions ($25 million in 1992 and $55 million in 1991).

         Included in AFC's consolidated retained earnings at December 31, 1993, was approximately $145 million applicable to equity in undistributed net losses of investees. The unamortized negative goodwill in investees totaled approximately
         $62 million at December 31, 1993.

         Summarized financial information for AFC's major investees at December 31, 1993, is shown below (in millions). See "Investee Corporations" in Management's Discussion and Analysis.

                                                                   American Premier Underwriters, Inc.(*)
                                                     1993      1992     1991
          Cash and Investments                     $2,579    $2,142
          Other Assets                              1,471     1,344
          Insurance Claims and Reserves             1,426     1,069
          Debt                                        523       656
          Minority Interest                            15        17
          Shareholders' Equity                      1,722     1,503

          Revenues of Continuing Operations        $1,763    $1,425   $1,275
          Income from Continuing Operations           243        51       50
          Discontinued Operations                    (11)         1      (47)
          Cumulative Effect of Accounting Change       -        253       -
          Net Income                                  232       305        3

          (*) Amounts for 1992 and 1991 were reclassified by American Premier in 1993 to reflect a discontinued operation.
                                                                   Chiquita Brands International, Inc.
                                                     1993      1992     1991
          Current Assets                           $  770    $1,071
          Non-current Assets                        1,971     1,810
          Current Liabilities                         504       588
          Non-current Liabilities                   1,635     1,618
          Shareholders' Equity                        602       675

          Net Sales of Continuing Operations       $2,533    $2,723   $2,604
          Operating Income (Loss)                     104      (97)      198
          Income (Loss) from Continuing Operations   (51)     (222)      111
          Discontinued Operations                      -       (62)       17
          Net Income (Loss)                          (51)     (284)      128


                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

                                               Great American Communications
                                                     1993      1992     1991

          Contracts, Broadcasting Licenses
            and Other Intangibles                    $575      $540
          Other Assets                                145       174
          Long-term Debt                              433       635
          Minority Interest - Preferred Stock
            of Subsidiary                              -        275
          Shareholders' Equity (Deficit)              139     (339)

          Net Revenues of Continuing Operations      $205      $211     $202
          Operating Income (Loss)                      40     (642)       12
          Loss from Continuing Operations            (67)     (613)      (33)
          Discontinued Operations                      -         11       40
          Extraordinary Items                         408         5       77
          Net Income (Loss)                           341     (597)       84

                                                   General Cable Corporation
                                                               Six
                                                     Year   months
                                                    ended    ended
                                                 12/31/93 12/31/92

          Current Assets                             $338     $366
          Non-current Assets                          282      345
          Current Liabilities                         110      159
          Notes Payable to American Premier           287      255
          Non-current Liabilities                      83       78
          Shareholders' Equity                        140      219

          Net Sales from Continuing Operations       $764     $416
          Operating Income (Loss)                       2      (29)
          Loss From Continuing Operations             (26)     (53)
          Discontinued Operations                     (32)      -
          Net Loss                                    (58)     (53)

        General Cable's 1993 results included a $34.4 million loss on the disposal of its equipment manufacturing businesses. AFC's share of this loss reduced negative goodwill and was not included in AFC's equity in General Cable's earnings. General Cable's results for the first six months of 1992 (prior to its spin-off from American Premier) are included in American Premier's results.

   F. Property, Plant and Equipment Property, plant and equipment consisted of the following at December 31, (in thousands):
                                                           1993          1992

             Land                                      $  3,654      $ 33,487
             Buildings and improvements                  21,493        96,523
             Machinery, equipment and office furnishings 89,329       278,805
             Other                                         -           46,622
                                                        114,476       455,437
             Less accumulated depreciation              (69,526)    (239,586)

                                                       $ 44,950      $215,851

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

   G. Cost in Excess of Net Assets Acquired At December 31, 1993 and 1992, accumulated amortization of the excess of cost over net assets of purchased subsidiaries amounted to approximately $94 million and $176 million, respectively. Amortization expense was $15.0 million in 1993, $25.0 million in 1992 and $37.2 million in 1991.

   H. Long-Term Debt Long-term debt consisted of the following at December 31, (in thousands):

                                                          1993        1992
          American Financial Corporation (Parent Company):
            12% Debentures (including Series A, B and BV)
              due September 1999, less discount of $554 and
              $9,902 (imputed interest rate - 12.1% and 13.2%)    $201,319    $199,614
            10% Debentures (including Series A) due October 1999,
              less discount of $0 and $10,312 (imputed
              interest rate - 10.0% and 12.0%)                     150,017     147,095
            12-1/4% Debentures due September 2003                  128,294     121,634
            13-1/2% Debentures (including Series A) due September
              2004, less discount of $0 and $5,730 (imputed
              interest rate - 13.5% and 15.0%)                      73,546      67,816
            Other, less discount of $0 and $1,030                   18,698      21,002

                                                                  $571,874    $557,161

          American Premier:
            Subordinated debt due between 1997 and 2011           $   -       $633,300
            Other                                                     -         24,500

                                                                  $   -       $657,800

          Other Subsidiaries:
            Great American Holding Corporation ("GAHC"):
             11% Notes due August 1998, less discount of $894
               and $1,034 (imputed interest rate - 11.2%)         $149,106    $148,966
             Floating Rate Notes due September 1995, less
               discount of $175 and $264                            49,825      49,736
             Notes payable to banks due in installments
               to December 2000                                       -        100,000
            American Annuity Group, Inc. ("AAG"):
             11-1/8% Senior Subordinated Notes due February 2003   125,000        -
             9-1/2% Senior Notes due August 2001                   100,000        -
             Bank term loan due October 1999                          -        180,000
             Bridge loan due 1993                                     -         50,000
            American Financial Enterprises, Inc.:
             Notes payable to banks due December 1997               15,000      59,000
             13-7/8% Notes due September 1993                         -         85,500
            Other                                                   43,201     121,015

                                                                  $482,132    $794,217


                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

        At December 31, 1993, sinking fund and other scheduled principal payments on debt for the subsequent five years were as follows (in thousands):

                                  Parent          Other
                                 Company      Subsidiaries        Total
                 1994            $12,080        $  3,669        $ 15,749
                 1995             10,883          63,050          73,933
                 1996             11,843           1,064          12,907
                 1997             17,818          15,667          33,485
                 1998             19,223         158,821         178,044

        In February 1994, AFC commenced an offer to issue new 9-3/4% Debentures due April 20, 2004 and cash in exchange for its publicly traded debentures. In December 1993, AFC wrote off $24.3 million in unamortized original issue discount and debt issue costs related to the debentures covered in the exchange offer.

        Based on the results of this offer and cash availability, AFC will redeem some or all of the unexchanged debentures. In March 1994, AFC called for redemption its 13-1/2% Debentures and its 13-1/2% Series A Debentures. Holders of either issue may accept the Exchange Offer.

        Parent company sinking fund and other scheduled principal payments on debt at December 31, 1993, assuming at least 50% of each issue of the old debentures are exchanged, would be as follows (in thousands):

                     1994        1995       1996        1997        1998
                   $3,231        $261       $261      $5,493        $261

        AFC may, at its option, apply debentures otherwise purchased in excess of scheduled payments to satisfy any sinking fund requirement. The scheduled principal payments shown above assume that debentures purchased are applied to the earliest scheduled retirements.

        At December 31, 1993, the estimated fair value of all long-term debt of AFC and its subsidiaries exceeded carrying value by approximately $23 million. Fair values of debt instruments were calculated using quoted market prices where available and present values, discounted cash flows, or similar techniques in other cases.

        During 1993, GAHC entered into a new revolving credit agreement with several banks under which it can borrow up to $300 million.
        Borrowings bear interest at prime rate or at LIBOR plus 1.375% and are collateralized by a pledge of 50% of the stock of AFC's largest insurance subsidiary. The agreement converts to a four-year term loan in December 1996 and requires annual facility fees and commitment fees based upon the unused portion of the credit line. AFC guarantees amounts borrowed under the credit agreement.

        In connection with the acquisition of GALIC, AAG borrowed $180 million under a Bank Term Loan Agreement and $50 million under a Bridge Loan. In 1993, AAG sold $225 million principal amount of Notes to the public and used the proceeds to pay off the Bank and Bridge Loan.
        Unamortized debt issue costs of $4.6 million (net of minority interest) were written off and are included in extraordinary items.

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

        AFEI redeemed its 13-7/8% Notes and paid $40 million of bank debt with the proceeds from the sale of shares of American Premier in August 1993. Subsequently, AFEI entered into a new revolving credit agreement which enables it to borrow a maximum of $20 million through December 1997.

        Cash interest payments of $133 million, $206 million and $221 million were made on long-term debt in 1993, 1992 and 1991, respectively.

   I. Capital Subject to Mandatory Redemption Capital subject to mandatory redemption includes AFC's Mandatory Redeemable Preferred Stock and capital subject to a put option.

        Mandatory Redeemable Preferred Stock The outstanding shares of Mandatory Redeemable Preferred Stock are nonvoting, cumulative and consist of the following:

          Series E, $10.50 par value - authorized 2,725,000 shares; annual dividends per share $1; to be retired at par in 1994 and 1995; 504,711 shares (stated value - $5.3 million) outstanding at December 31, 1993 and 1992.

          Series I, $.01 par value - authorized 700,000 shares; annual dividends per share $2.66 in 1993; redeemable at $28 per share; 150,212 shares (stated value - $4.2 million) and 225,318 shares (stated value - $6.3 million) outstanding at December 31, 1993 and 1992, respectively.

        The fair market value of AFC's Mandatory Redeemable Preferred Stock approximates stated value.

        In February 1994, AFC redeemed the outstanding shares of Series I Preferred Stock. Approximately 45% of the Series E Preferred Stock is scheduled to be retired in December 1994; the balance is to be retired in December 1995.

        During 1993, AFC purchased 75,106 shares of Series I Preferred Stock for approximately $2.1 million. During 1992, AFC purchased 680,369, 115,500 and 75,105 shares of Series D, Series E and Series I Preferred Stock, respectively, for approximately $10.4 million. During 1991, AFC purchased 679,689 shares of Series D Preferred Stock for approximately $7.1 million.

        Capital Subject to Put Option Under an agreement entered into in 1983, certain members of the Lindner family (the "Group") who, in the aggregate, owned 1,848,235 shares of AFC Common Stock, were granted options to purchase an additional 1,225,000 shares. The options, which expire two years after the death of Robert D. Lindner, are exercisable at $6.65 per share plus $.40 per share per year from April 1983. Holders have the right to "put" to AFC any shares of AFC Common Stock or options at any time at a price equal to

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

        AFC's book value per share, adjusted to reflect all equity securities (including investees and subsidiaries with publicly traded shares) at market prices. The purchase price is to be paid one-third in cash and the balance in a five-year installment note bearing interest at a rate equal to the five- year U.S. Treasury note rate plus 3%. AFC has the right to "call" any AFC shares owned by the Group after Robert D. Lindner's death at the same price as described under the "put" (but not less than $6.65 per share plus 10% compounded annually from April
        1983). Further, AFC has a right of first refusal on shares owned by members of the Group.

        At December 31, 1993, the Group owned 1,533,767 shares of AFC Common Stock and options to purchase an additional 762,500 shares. The aggregate purchase price for all shares covered by the put is included in "capital subject to mandatory redemption" and amounted to $40 million and $16 million at December 31, 1993 and 1992, respectively. Changes in the aggregate purchase price are charged or credited directly to retained earnings without affecting earnings.

   J. Other Preferred Stock Under provisions of both the Nonvoting (55,800,000 shares authorized, including the redeemable issues) and Voting (3,500,000 shares authorized, none outstanding) Cumulative Preferred Stock, the Board of Directors is authorized to divide the authorized stock into series and to set specific terms and conditions of each series.

        The outstanding shares of Nonvoting Cumulative Preferred Stock, excluding those that are mandatorily redeemable, consist of the following:

          Series F, $1 par value - authorized 15,000,000 shares; annual dividends per share $1.80; 10% annually may be retired at AFC's option at $20 per share from 1994 to 1996; 13,753,254 shares (stated value - $168.0 million) outstanding at December 31, 1993 and 1992.

          Series G, $1 par value - authorized 2,000,000 shares; annual dividends per share $1.05; may be retired at AFC's option at $10.50 per share; 364,158 shares (stated value - $600,000) outstanding at December 31, 1993 and 1992.

        In 1992 and 1991, AFC sold 1.0 million and 1.4 million shares of Series F Preferred Stock to its ESORP for $15.0 million and $19.4 million in cash, respectively.

   K. Common Stock At December 31, 1993, Carl H. Lindner and certain members of the Lindner family owned all of the outstanding Common Stock of AFC (18,971,217 shares, including 1,533,767 shares subject to a put option as described in Note I). Of the 32,300,000 authorized shares of Common Stock at December 31, 1993, 762,500 shares were reserved for issuance upon exercise of options.

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

   L. Income Taxes The following is a reconciliation of income taxes at the statutory rate of 35% in 1993 and 34% in 1992 and 1991 and income taxes as shown in the Statement of Operations (in thousands):

                                                                       Deferred
                                                                    Liability Method    Method
                                                              1993       1992         1991
           Earnings (loss) before income taxes:
             Continuing operations                        $261,985  ($144,854)    $118,710
             Discontinued operations                          -          -          23,335
             Extraordinary items                            (4,559)      -            -
           Adjusted earnings (loss) before
             income taxes                                 $257,426  ($144,854)    $142,045

           Income taxes at statutory rate                 $ 90,099  ($ 49,250)    $ 48,295
           Effect of:
             Losses (utilized) not utilized                (59,141)    54,100       14,805
             Minority interest                              12,082     13,289       30,164
             Dividends received deduction                   (8,336)    (8,774)      (7,493)
             Amortization of intangibles                     2,658      4,223        8,028
             State income taxes                                820      4,170        2,388
             Foreign income taxes                               76        992       (8,382)
             Tax exempt interest                              (659)      (628)        (758)
             Fresh start adjustment                           -          -          (7,926)
             Subsidiaries' issuance of stock                  -          -         (11,014)
             Equity in earnings of subsidiaries
               not included in AFC's tax group                -          -           4,083
             Other                                            (303)      (676)      (2,495)
           Total provision                                  37,296     17,446       69,695
           Less amounts applicable to discontinued
             operations                                       -          -          (7,539)
           Provision for income taxes as shown on
             the Statement of Operations                  $ 37,296   $ 17,446     $ 62,156

         Adjusted earnings (loss) before income taxes consisted of the following (in thousands):
                                                   1993     1992       1991
          Subject to tax in:
             United States                     $255,682($144,854) ($ 45,020)
             Foreign jurisdictions                1,744     -       187,065

                                               $257,426($144,854)  $142,045

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

       The total income tax provision consists of (in thousands):

                                                                       Deferred
                                                                   Liability Method   Method
                                                              1993       1992         1991
             Current taxes:
               Federal                                     $43,592    $39,791      $ 5,388
               Foreign                                         503      1,172       34,355
               State                                         1,843      4,736        3,729
             Deferred taxes (credits):
               Federal                                      (8,256)   (28,926)      17,688
               Foreign                                        (386)       673        8,535

                                                           $37,296    $17,446      $69,695

         The 1993 provision for income tax includes a $15 million first quarter benefit due to American Premier's revision of estimated future taxable income likely to be generated during the company's tax loss carryforward period.

       The components of the provision for deferred income taxes for 1991 were (in millions):

             Undistributed earnings of subsidiaries
               and investees                               $19.6
             Losses not utilized                            20.5
             Insurance underwriting adjustments            (16.3)
             Investment income                             (16.2)
             Disposition of assets                          35.9
             Book value incentive plan                     (11.9)
             Other                                          (5.4)

                                                           $26.2

       For income tax purposes, certain members of the AFC consolidated tax group had approximately $180 million of operating loss carryforwards available at December 31, 1993. The carryforwards are scheduled to expire as follows: $23 million in 1994, $9 million in 1995 through 2000 and $148 million in 2001 through 2005.

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

       The cumulative effect of implementing SFAS No. 109 in 1992, which resulted from giving recognition to previously unrecognized tax benefits, was income of $85.4 million. This income consisted of a charge of $40 million related to members of the AFC tax group and a benefit of $125.4 million for AFC's share of American Premier's accounting change. Deferred income taxes reflect the impact of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The significant components of deferred tax assets and liabilities for AFC's tax group included in the Balance Sheet at December 31, were as follows (in millions):

                                                  1993                          1992
                                                                                    American
                                                              AFC            AFC     Premier
                                                        Tax Group      Tax Group   Tax Group
         Deferred tax assets:
           Net operating loss carryforwards                $ 63.0         $ 87.5      $278.4
           Capital loss carryforwards                          -              -         80.6
           Insurance claims and reserves                    172.1          165.7        78.8
           Other, net                                        61.5           34.7        81.9
                                                            296.6          287.9       519.7
           Valuation allowance for deferred
             tax assets                                     (87.6)        (183.6)     (274.3)
                                                            209.0          104.3      $245.4
         Deferred tax liabilities:
           Deferred acquisition costs                       (60.3)         (53.9)
           Investment securities                           (186.7)         (37.5)
                                                           (247.0)         (91.4)

         Net deferred tax asset (liability)               ($ 38.0)        $ 12.9      $245.4

         The gross deferred tax asset was reduced by a valuation allowance based on an analysis of the likelihood of realization. Factors considered in assessing the need for a valuation allowance include: (i) recent tax returns, which show neither a history of large amounts of taxable income nor cumulative losses in recent years, (ii) opportunities to generate taxable income from sales of appreciated assets, and (iii) the likelihood of generating larger amounts of taxable income in the future. The likelihood of realizing this asset will be reviewed periodically; any adjustments required to the valuation allowance will be made in the period in which the developments on which they are based become known.

       Cash payments for income taxes, net of refunds, were $49.6 million, $9.6 million and $41.2 million for 1993, 1992 and 1991, respectively.

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

   M. Discontinued Operations In December 1991, AFC sold Hunter Savings Association to Provident Bancorp (an affiliate) for approximately $67.9 million in Provident Bancorp securities and $834,000 in cash. Prior to the sale, Hunter paid AFC a dividend of approximately $26.8 million in cash. Discontinued operations for 1991 consisted of the following (in thousands):
                                                                Gain
                                              Operations      on Sale
               Pretax Earnings                   $17,683       $5,652
               Tax                                (5,617)      (1,922)

               Net Earnings                      $12,066       $3,730

   N. Pending Legal Proceedings Counsel has advised AFC that there is little likelihood of any substantial liability being incurred from any litigation pending against AFC and subsidiaries.

   O. Benefit Plans AFC expensed ESORP contributions of $8.9 million in 1993, $7.4 million in 1992 and $7.5 million in 1991. Other operating and general expenses include a charge of $1 million in 1993, a credit of $1 million in 1992 and a charge of $38 million in 1991 for units outstanding under AFC's Book Value Incentive Plan.

       In 1993, AFC began accruing postretirement benefits over the period the employees qualify for such benefits. Expense for 1993 was $3.1 million. Prior to this change, costs were charged to expense as incurred.

   P. Transactions With Affiliates Various business has been transacted among AFC and its subsidiaries over the past several years, including rentals, data processing services, accounting services, investment management services, loans, leases, insurance, advertising and sales of assets. Unless otherwise disclosed, none of these transactions had a material effect on the net earnings or equity of AFC. Aggregate charges for these services within AFC and its subsidiaries have been insignificant in relation to consolidated revenues.

       In addition, AFC and its subsidiaries have had certain of the above types of transactions with certain of AFC's officers and directors and with business entities owned by them. Charges for such services have been less than one percent of consolidated revenues in 1993, 1992 and 1991.

       In 1993 AFC sold stock of an affiliate to certain of its officers and employees for $1.8 million in cash and $270,000 in 5.25% unsecured notes due in five equal annual installments beginning in 1996.

       In 1991, The Provident Bank purchased a $5 million loan to an AFC resort real estate subsidiary from an unrelated bank. The loan is secured by the subsidiary's property and is guaranteed by AFC. At December 31, 1993, $452,000 is owed to Provident under the loan. Members of the Lindner family are majority owners of Provident's parent.

       Except as noted otherwise, all of the above transactions have taken place at approximate market rates or values and, in the opinion of management, all amounts are fully collectible.

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

   Q. Quarterly Operating Results (Unaudited) The operations of certain of AFC's business segments are seasonal in nature. While insurance premiums are recognized on a relatively level basis, claim losses related to adverse weather (snow, hail, hurricanes, tornados, etc.) may be seasonal. Quarterly results necessarily rely heavily on estimates. These estimates and certain other factors, such as the nature of investees' operations and discretionary sales of assets, cause the quarterly results not to be necessarily indicative of results for longer periods of time. The following are quarterly results of consolidated operations for the two years ended December 31, 1993 (in millions). See Note B for changes in ownership of companies whose revenues are included in the consolidated operating results and for the effects of gains on sales of subsidiaries in individual quarters.

       Following American Premier's announcement in May 1993 that it was committed to sell its Federal Systems segment, AFC classified the operations of this business as "discontinued" for the periods American Premier was accounted for as a subsidiary. These operations have been classified as "continuing" operations below since the amounts were not material ($1.4 million in the first quarter of 1993 and $1.5 million, $1.5 million and $1.4 million in the first three quarters of 1992). In addition, AAG's $5.2 million (pretax before minority interest) writeoff of debt issue costs in the third quarter of 1993 has been reclassified as "extraordinary".

                                         1st        2nd        3rd        4th       Total
                                       Quarter    Quarter    Quarter    Quarter      Year
              1993
              Revenues                $1,024.7     $557.0     $555.7     $583.3   $2,720.7
              Earnings from continuing
                operations                88.6       18.1       75.3       42.7      224.7
              Extraordinary items           -          -        (4.6)        -        (4.6)
              Net earnings                88.6       18.1       70.7       42.7      220.1

              1992
              Revenues                $1,028.4   $1,112.0     $969.8     $818.7   $3,928.9
              Earnings (loss) from
                continuing operations     21.2       11.7      (20.7)    (174.5)    (162.3)
              Cumulative effect of
                accounting change         85.4         -          -          -        85.4
              Net earnings (loss)        106.6       11.7      (20.7)    (174.5)     (76.9)

            Realized gains (losses) on sales of securities and charges for possible losses on investments for the respective quarters amounted to (in millions):

                                  1st        2nd        3rd        4th       Total
                                       Quarter    Quarter    Quarter    Quarter      Year
            Realized gains:
              1993                       $17.4      $23.6      $17.7      $23.6     $ 82.3
              1992                        11.6       11.5       19.5       58.9      101.5


            Provisions for impairment:
              1993                       $  -      ($ 1.5)     $  -       $  -     ($  1.5)
              1992                          -          -        (1.0)      (1.0)      (2.0)

                     AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

   R.  Additional Information  The following amounts were expensed during the periods shown (in millions):
                                            1993     1992     1991
          Insurance premium taxes          $44.2    $59.2       *
          Advertising                         *        *     $62.7

          (*) Amounts less than 1% of consolidated revenues.

       Total rental expense for various leases of ships, railroad rolling stock, office space and data processing equipment was $24 million, $52 million and $160 million for 1993, 1992 and 1991, respectively.
       Sublease rental income related to these leases totaled $6.6 million in 1993, $8.2 million in 1992 and $23.8 million in 1991.

       Future minimum rentals, related principally to office space and railroad rolling stock, required under operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 1993, were as follows: 1994 - $28 million, 1995 - $24 million, 1996 - $18 million, 1997 - $11 million, 1998 - $7 million and
       $9 million thereafter. At December 31, 1993, minimum sublease rentals to be received through the expiration of the leases aggregated
       $38 million.

       Other operating and general expenses included charges (credits) for possible losses on agents' balances, reinsurance recoverables and other receivables in the following amounts: 1993 - $10 million, 1992 -
       ($3 million) and 1991 - $26 million. The aggregate allowance for such losses amounted to approximately $91 million and $108 million at December 31, 1993 and 1992, respectively.

       Insurance Securities owned by insurance subsidiaries having a carrying value of approximately $410 million at December 31, 1993, were on deposit as required by regulatory authorities. Included in "Prepaid expenses, deferred charges and other assets" at December 31, 1993 and 1992 were $176 million and $213 million, respectively, of insurance company deferred policy acquisition costs.

       The following table shows (in millions) investment income earned and investment expenses incurred by AFC's insurance companies.

                                                 1993      1992       1991
             Insurance group investment income:
               Fixed maturities                $566.2    $615.8     $502.6
               Equity securities                 13.3      16.9       10.0
               Other                              6.7       3.2        3.2
                                                586.2     635.9      515.8
             Insurance group investment
               expenses (*)                     (40.9)    (41.1)    (37.7)
                                               $545.3    $594.8     $478.1

             (*) Included in "Other operating and general expenses" in the Statement of Operations.



                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


       "Insurance claims and reserves" at December 31, 1993 and 1992, included
       $675 million and $814 million, respectively, of unearned insurance premiums.

       AFC's insurance subsidiaries are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis).
       Net earnings and policyholders' surplus on a statutory basis for the insurance subsidiaries were as follows (in millions):

                                                               Policyholders'
                                        Net Earnings             Surplus
                                1993     1992      1991        1993       1992
       Property and casualty
         companies              $179     $200       $67        $887     $1,089
      Life insurance company      44       59        93         251        216

         New insurance regulations requiring rate rollbacks are being implemented in California as a result of the 1988 ballot initiative, Proposition 103. GAI has not received a rollback assessment and management believes an ultimate liability, if any, cannot be estimated. Since it is not probable that GAI will pay a material premium refund, no provision has been made in the financial statements for a potential liability.

       In the normal course of business, AFC's insurance subsidiaries assume and cede reinsurance with other insurance companies. The following table shows (in millions) (i) amounts deducted from property and casualty premium income accounts in connection with reinsurance ceded,
       (ii) amounts included in income for reinsurance assumed and (iii) reinsurance recoveries deducted from losses and loss adjustment expenses.

                                                        1993    1992   1991
              Reinsurance ceded                         $422    $278   $284
              Reinsurance assumed:
                From companies under management contract 63 17 8 Other, primarily non-voluntary pools
                  and associations                        61     117     55
              Reinsurance recoveries                     343     151    109

       The fair value of the liability for annuities in the payout phase is assumed to be the present value of the anticipated cash flows, discounted at current interest rates. Fair value of annuities in the accumulation phase is assumed to be the policyholders' cash surrender amount. The aggregate fair value of all annuity liabilities, net of deferred policy acquisition costs, at December 31, 1993, approximates the amounts recorded in the financial statements.

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

       Financial Instruments with Off-Balance-Sheet Risk In the normal course of business, AFC and its subsidiaries enter into financial instrument transactions which may present off-balance-sheet risks, of both credit and market risk nature. These transactions include interest rate swaps and collars, commitments to fund loans, loan guarantees and commitments to purchase and sell securities or loans.

       Market risk arises from the possibility that interest and exchange rate movements may make financial instruments less valuable or more onerous. Credit risk arises from the possibility of failure of another party to perform according to the terms of a contract. Appropriate collateral, credit analysis and other control procedures are considered in the light of circumstances of individual situations to minimize risk. Management does not anticipate any material adverse effect on its financial position resulting from involvement in these instruments.

       At December 31, 1993, AFC and its subsidiaries had commitments to fund credit facilities and contribute limited partnership capital totalling $35 million at December 31, 1993.

   S. Restrictions on Transfer of Funds and Assets of Subsidiaries Payments of dividends, loans and advances by AFC's subsidiaries are subject to various state laws, federal regulations and debt covenants which limit the amount of dividends, loans and advances that can be paid. The maximum amount of dividends payable in 1994 from GAI based on its 1993 earned surplus is approximately $108 million. Total "restrictions" on intercompany transfers from AFC's subsidiaries cannot be quantified due to the discretionary nature of the restrictions.

   T. Subsequent Event (Unaudited) In February 1994, American Premier announced that it was considering a proposal from AFC to purchase GAI's personal lines business (primarily insurance of private passenger automobiles and residential property) for $380 million. These operations had earned premiums of $342 million in 1993 and represented approximately 25% of the premiums earned by all of GAI's insurance operations. The purchase would include the transfer of a portfolio of principally investment grade securities with a market value of approximately $450 million. The estimated net book value (GAAP basis) of the business to be transferred would be approximately $200 million.

                                     PART IV

                                     ITEM 14

         Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)  Documents filed as part of this Report:
       1. Financial Statements are included in Part II, Item 8.

       2. Financial Statement Schedules:
         A. Selected Quarterly Financial Data is included in Note Q to the Consolidated Financial Statements.

         B.  Schedules filed herewith for 1993, 1992 and 1991:

                                                                         Page
             II - Amounts Receivable from Related Parties and Under-writers, Promoters, and Employees other than
                   Related Parties                                        S-2

             III - Condensed Financial Information of Registrant          S-4

             XIV - Supplemental Information Concerning
                   Property-Casualty Insurance Operations                 S-6

            All other schedules for which provisions are made in the applicable regulation of the Securities and Exchange Commission have been omitted as they are not applicable, not required, or the information required thereby is set forth in the Financial Statements or the notes thereto.

         C. The annual report on Form 10-K of American Premier Underwriters, Inc. (File No. 1-1569) for the period ended December 31, 1993, is hereby incorporated by reference.

            Copies of this Annual Report on Form 10-K and all subsequent reports filed pursuant to Section 13 of the Securities Exchange Act of 1934 may be obtained from the Commission's principal office at Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549, upon payment of the fees prescribed by the rules and regulations of the Commission or may be examined without charge at Room 1024 of the Commission's public reference facilities at the same address. Copies of material filed with the Commission may also be inspected at the following regional offices: 500 West Madison Street, Suite 1400, Chicago, Illinois 60661; and 7 World Trade Center, New York, New York 10048.

       3.  Exhibits - see Exhibit Index on page E-1.

   (b) Reports on Form 8-K:

              Date of Report                       Items Reported
              February 23, 1994         1. Exchange Offer for AFC Debentures
                                        2. Proposal to sell personal lines
                                           business to American Premier

              March 17, 1994            1. Amended Exchange Offer terms
                                        2. Call for redemption of 13-1/2%
                                           Debentures

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

              SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES
       AND UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES
                       THREE YEARS ENDED DECEMBER 31, 1993
                                  (In Thousands)

                              COLUMN B                         COLUMN D
                            Balance at                         Deductions
   COLUMN A                  beginning    COLUMN C      Amounts   Amount
   Name of Debtor            of period   Additions    CollectedWritten Out
   American Financial Corporation
   Year ended December 31, 1993:
     Rodger M. Miller       $   85(a)      $110(b)      $   -      $ -

   Year ended December 31, 1992:
     James E. Evans           $  335        $ -         $  250     $ -
     Fred J. Runk                136          -            136       -
     Ronald F. Walker            370          -            285       -


   Year ended December 31, 1991:
     James E. Evans           $1,301        $ 85        $1,051     $ -
     Sandra W. Heimann           565          85           565       -
     Rodger M. Miller            141          85           141       -
     Thomas E. Mischell          351          85           351       -
     Fred J. Runk                 51          85            -        -
     Ronald F. Walker            401         119           150       -
                                      COLUMN E
                                      Balance at end
                                      of period
   COLUMN A                                Not
   Name of Debtor              Current   Current
   American Financial Corporation
   Year ended December 31, 1993:
     Rodger M. Miller           $ -        $195


   Year ended December 31, 1992:
     James E. Evans               -       $ 85(a)
     Fred J. Runk                 -         -
     Ronald F. Walker             -         85(a)


   Year ended December 31, 1991:
     James E. Evans               -        $335
     Sandra W. Heimann            -          85
     Rodger M. Miller             -          85
     Thomas E. Mischell           -          85
     Fred J. Runk                 -         136
     Ronald F. Walker             -         370

   (a)  Represents unsecured 7% note due in 1996.
   (b) Represents unsecured 5.25% note due in five equal annual installments beginning in 1996.

        See Note P to Financial Statements - "Transactions with Affiliates" for additional amounts due from related parties.

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

              SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES
       AND UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES
                       THREE YEARS ENDED DECEMBER 31, 1993
                                  (In Thousands)

                              COLUMN B                         COLUMN D
                            Balance at                         Deductions
   COLUMN A                  beginning    COLUMN C      Amounts
   Name of Debtor            of period   Additions    Collected     Other
   Subsidiaries
   Year Ended December 31, 1993:
   American Premier:
     Robert E. Gill        $  117(a)      $   -        $   -    $  117(#)
     Neil M. Hahl             123(a)          -            -       123(#)
     Joseph M. Kampf          332(b)          -            -       332(#)
     Alfred W. Martinelli   8,906(c)          -            -     8,906(#)
     Robert W. Olson          260(a)          -            -       260(#)
     Sandi Stavenhagen        100(d)          -            -       100(#)


   Year Ended December 31, 1992:
   Spelling Entertainment:
     John T. Brady         $  250          $   -       $   -    $  250(#)
     Ronald Lightstone        500              -           -       500(#)
     Richard P. Rubinstein    100              -           -       100(#)

   American Premier:
     Mercad A. Cramer, Jr.    489              -          489      -
     Robert E. Gill           -               117         -        -
     Neil M. Hahl             -               123         -        -
     Joseph M. Kampf          403             734         805      -
     Alfred W. Martinelli   9,697           1,842       2,633      -
     Robert W. Olson          170             118          28      -
     Sandi Stavenhagen        101              -            1      -


   Year Ended December 31, 1991:
   Spelling Entertainment:
     John T. Brady         $  -          $  250(*)     $  -     $  -
     Jules Haimovitz          -           1,350(*)        -      1,350(e)
     Ronald Lightstone        -             500(*)        -        -
     Richard P. Rubinstein    -             100(*)        -        -

   American Premier:
     Mercad A. Cramer, Jr.   -              489(*)        -        -
     Joseph M. Kampf         -              403(*)        -        -
     Alfred W. Martinelli    -            9,697(*)        -        -
     Robert W. Olson         -              170(*)        -        -
     Sandi Stavenhagen       -              101(*)        -        -









                                         COLUMN E
                                         Balance at end
                                         of Period
   COLUMN A                                    Not
   Name of Debtor                 Current  Current
   Subsidiaries
   Year Ended December 31, 1993:
   American Premier:
     Robert E. Gill                  $ -      $ -
     Neil M. Hahl                      -        -
     Joseph M. Kampf                   -        -
     Alfred W. Martinelli              -        -
     Robert W. Olson                   -        -
     Sandi Stavenhagen                 -        -


   Year Ended December 31, 1992:
   Spelling Entertainment:
     John T. Brady                     -        -
     Ronald Lightstone                 -        -
     Richard P. Rubinstein             -        -

   American Premier:
     Mercad A. Cramer, Jr.             -        -
     Robert E. Gill                    -    117(a)
     Neil M. Hahl                      -    123(a)
     Joseph M. Kampf                   -    332(b)
     Alfred W. Martinelli              -  8,906(c)
     Robert W. Olson                   -    260(a)
     Sandi Stavenhagen                 -    100(d)


   Year Ended December 31, 1991:
   Spelling Entertainment:
     John T. Brady                     -    $  250
     Jules Haimovitz                   -       -
     Ronald Lightstone                 -       500
     Richard P. Rubinstein             -       100

   American Premier:
     Mercad A. Cramer, Jr.             -       489
     Joseph M. Kampf                   -       403
     Alfred W. Martinelli              -     9,697
     Robert W. Olson                   -       170
     Sandi Stavenhagen                 -       101

   (*)  Represents balance due at date company became a subsidiary.
   (#)  Represents balance due at date company ceased to be a subsidiary.

   (a) Promissory notes of participants in stock option loan program; secured by shares purchased, bearing interest at rates ranging from 3.65% to 7.06%.
   (b) Note receivable, incidental to employee relocation, bearing interest at 6.49% per annum. Principal and interest are payable on or before June 30, 2000.
   (c) Includes recourse promissory notes of participants in American Premier's stock plan; secured by shares purchased, bearing interest at 9% and due not later than ten years after purchase date.
   (d) Mortgage note receivable, incidental to relocation, secured by homesite. Principal and interest is payable monthly based on an amortization schedule of 30 years and an annual interest rate of 9-3/4%.
   (e)  Individual ceased being an employee during the year.

                   AMERICAN FINANCIAL CORPORATION - PARENT ONLY
           SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  (In Thousands)

                      Condensed Balance Sheet
                                                                                 December 31,
                                                                    1993             1992
   Assets:
     Cash and short-term investments                           $   2,681       $    8,816
     Investment in securities                                     12,217            3,381
     Receivables from affiliates                                 460,915          257,720
     Investment in subsidiaries                                1,051,028          949,997
     Investment in investee corporations                         267,219          281,887
     Other assets                                                 41,919           62,232
                                                              $1,835,979       $1,564,033
   Liabilities and Capital:
     Accounts payable, accrued expenses and other
       liabilities                                                46,840       $   65,168
     Payables to affiliates                                      630,795          634,027
     Long-term debt                                              571,874          557,161
     Capital subject to mandatory redemption                      49,232           27,683
     Other capital                                               537,238          279,994
                                                              $1,835,979       $1,564,033
                        Condensed Statement of Operations
                                                                                     Year ended December 31,
                                                              1993         1992         1991
   Revenues:
     Dividends from:
       Subsidiaries                                       $248,168     $185,471     $502,005
       Investees                                             4,035       11,498        6,665
                                                           252,203      196,969      508,670
     Equity in undistributed earnings (losses)
       of subsidiaries and investees                        65,435     (309,970)    (219,087)
     Realized losses on sales of securities                 (1,743)      (2,476)      (9,908)
     Gains (losses) on sales of investees                   59,182        1,772       (9,171)
     Gains on sales of subsidiaries                           -          64,483       36,298
     Provision for impairment of investments                  -         (12,300)     (47,290)
     Investment and other income                            21,370       16,397       15,134
                                                           396,447      (45,125)     274,646
   Costs and Expenses:
     Interest charges on intercompany borrowings             3,736        5,632       27,958
     Interest charges on other borrowings                   71,057       70,619       73,832
     Other operating and general expenses                   59,669       23,478       54,146
                                                           134,462       99,729      155,936
   Earnings (loss) from continuing operations
     before income taxes                                   261,985     (144,854)     118,710
   Provision for income taxes                               37,296       17,446       62,156

   Earnings (loss) from continuing operations              224,689     (162,300)      56,554

   Discontinued operations                                    -            -          15,796

   Earnings (loss) before extraordinary items and
     cumulative effect of accounting change                224,689     (162,300)      72,350

   Extraordinary items                                      (4,559)        -            -
   Cumulative effect of accounting change                     -          85,400         -

   Net Earnings (Loss)                                    $220,130    ($ 76,900)    $ 72,350


                       AMERICAN FINANCIAL CORPORATION - PARENT ONLY
           SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  (In Thousands)

                      Condensed Statement of Cash Flows


                                                                                       Year ended December 31,
                                                                1993         1992        1991
   Operating Activities:
     Net earnings (loss)                                    $220,130    ($ 76,900)   $ 72,350
     Adjustments:
       Cumulative effect of accounting change                   -         (85,400)       -
       Equity in earnings of subsidiaries                   (168,244)     (49,407)   (207,869)
       Equity in net losses (earnings) of
         investees                                            (1,963)     222,545      (3,991)
       Depreciation and amortization                           2,252        4,019       3,971
       Provision for impairment of investments                  -          12,300      47,290
       Realized gains on sales of subsidiaries
         and investments                                     (57,421)     (64,581)    (17,219)
       Writeoff of debt discount and issue costs              24,814         -           -
       Change in receivables and payables
         from affiliates, net                               (196,338)    (108,462)     96,923
       Increase (decrease) in payables                       (13,146)     (17,931)     23,331
       Dividends from subsidiaries and investees             131,914       72,651      64,056
       Other                                                 (15,417)     (30,719)     (1,877)
                                                             (73,419)    (121,885)     76,965
   Investing Activities:
     Purchases of subsidiaries and other
       investments                                           (29,501)     (42,690)     (1,117)
     Sales of subsidiaries and other
       investments                                           126,196      167,663         483
     Other, net                                                  344           35     (21,524)
                                                              97,039      125,008     (22,158)
   Financing Activities:
     Additional long-term borrowings                           9,984          786         915
     Reductions of long-term debt                             (9,062)     (17,516)     (5,498)
     Issuance of capital stock                                  -          15,000      19,409
     Repurchases of capital stock                             (2,643)     (10,549)     (6,756)
     Cash dividends paid                                     (28,034)     (29,001)    (30,453)
                                                             (29,755)     (41,280)    (22,383)

   Net Increase (Decrease) in Cash and Short-term Investments (6,135)     (38,157)     32,424

   Cash and short-term investments at beginning
     of period                                                 8,816       46,973      14,549

   Cash and short-term investments at end
     of period                                              $  2,681     $  8,816    $ 46,973


                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                SCHEDULE XIV - SUPPLEMENTAL INFORMATION CONCERNING
                      PROPERTY-CASUALTY INSURANCE OPERATIONS
                       THREE YEARS ENDED DECEMBER 31, 1993
                                  (IN MILLIONS)

   Column A        Column B       Column C      Column D    Column E     Column F
                                       (a)
                              Reserves For
                   Deferred  Unpaid Claims           (b)
   Affiliation       Policy     and Claims      Discount         (c)
   With         Acquisition     Adjustment   Deducted In    Unearned       Earned
   Registrant         Costs       Expenses      Column C    Premiums     Premiums

   CONSOLIDATED PROPERTY-CASUALTY ENTITIES
   1993                $137         $2,724           $56        $675      $1,495(d)

   1992(e)             $169         $3,444           $51        $814       $2,151

   1991                                                                    $1,197

   Column A         Column G                   Column H         Column I  Column J   Column K
                                         Claims and Claim Amortization       Paid
                                         Adjustment Expensesof Deferred    Claims
   Affiliation           Net             Incurred Related To Policy     and Claim
   With           Investment      Current      Prior    Acquisition    Adjustment    Premiums
   Registrant         Income         Year      Years          Costs      Expenses     Written
   1993                 $206(d)    $1,103(d)   ($39)(d)        $345(d)    $1,052(d)    $1,587(d)

   1992(e)              $301       $1,589      ($34)           $494        $1,461      $2,222

   1991                 $192       $  877      ($30)           $292        $  856      $1,190

   (a)  Grossed up for reinsurance recoverables of $611 and $558 at December 31,
        1993 and 1992 respectively.
   (b)  Discounted at rates ranging from 3.5% to 8%.
   (c)  Grossed up for prepaid reinsurance premiums of $122 and $82 at December 31,
        1993 and 1992 respectively.
   (d)  Includes American Premier's Insurance Group through March 31, 1993.
   (e)  Includes American Premier's Insurance Group.



   AMERICAN PREMIER INSURANCE GROUP

   Information for American Premier is not included since that company files such information with the Commission as a registrant in its own right.

                                INDEX TO EXHIBITS

                          AMERICAN FINANCIAL CORPORATION


   Number              Exhibit Description

     3        Articles of Incorporation and Code
              of Regulations, filed as Exhibit 3
              to AFC's Form 10-K for 1988.                      *

     4        Instruments defining the            The rights of holders of
              rights of security holders.         Registrant's Preferred Stock
                                                  are defined in the Articles
                                                  of Incorporation.  Registrant
                                                  has no outstanding debt
                                                  issues exceeding 10% of the
                                                  assets of Registrant and
                                                  consolidated subsidiaries.

              Management Contracts:
    10(a)       Book Value Incentive Plan, filed as
                Exhibit 10(a) to AFC's Form 10-K
                for 1983.                                       *

    10(b)       Option Agreement, filed as Exhibit
                10(b) to AFC's Form 10-K for 1983.               *

    10(c)       Nonqualified ESORP Plan, filed as Exhibit
                10(e) to AFC's Form 10-K for 1989.               *

    12        Computation of ratios of earnings
              to fixed charges and fixed charges
              and preferred dividends.

    21        Subsidiaries of the Registrant.

    28        Information from reports furnished to
              state insurance regulatory authorities.

    99        Form 10-K of American Premier Underwriters, Inc.
              for 1993.


    (*) Incorporated herein by reference.

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

         EXHIBIT 12 - COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES
                     AND FIXED CHARGES AND PREFERRED DIVIDENDS
                              (Dollars in Thousands)

                                                                              1993        1992         1991        1990        1989

     Pretax income (loss) excluding discontinued operations               $257,426   ($144,854)    $118,710    $ 77,450    $ 38,553
     Minority interest in subsidiaries having fixed charges(*)              34,800      37,685       44,369      15,779     (20,904)
     Less undistributed equity in losses (earnings) of investees           (25,067)    376,020        5,817     (28,362)    (27,663)
     Fixed charges:
       Interest expense                                                    153,836     212,150      245,757     353,220     368,134
       Debt discount and expense                                             5,273       4,698        6,961       9,273       9,214
       One-third of rentals                                                  5,801      16,341       45,286      74,166      65,003

           EARNINGS                                                       $432,069    $502,040     $466,900    $501,526    $432,337


     Fixed charges:
       Interest expense                                                   $153,836    $212,150     $245,757    $353,220    $368,134
       Debt discount and expense                                             5,273       4,698        6,961       9,273       9,214
       One-third of rentals                                                  5,801      16,341       45,286      74,166      65,003
       Pretax preferred dividend requirements of subsidiaries                 -           -             598       2,913       3,774
       Capitalized interest                                                   -           -           5,495       8,423       2,448

           FIXED CHARGES                                                  $164,910    $233,189     $304,097    $447,995    $448,573


     Fixed charges and preferred dividends:
       Fixed charges - per above                                          $164,910    $233,189     $304,097    $447,995    $448,573
       Preferred dividends (**)                                             26,122      26,218       24,899      24,180      29,711

           FIXED CHARGES AND PREFERRED DIVIDENDS                          $191,032    $259,407     $328,996    $472,175    $478,284




     Ratio of Earnings to Fixed Charges                                       2.62        2.15         1.54        1.12        0.96


     Earnings sufficient (insufficient) to cover Fixed Charges            $267,159    $268,851     $162,803    $ 53,531   ($ 16,236)


     Ratio of Earnings to Fixed Charges and Preferred Dividends               2.26        1.94         1.42        1.06        0.90


     Earnings sufficient (insufficient) to cover Fixed Charges
       and Preferred Dividends                                            $241,037    $242,633     $137,904    $ 29,351   ($ 45,947)

     (*)  Amounts include preferred dividends of subsidiaries.

     (**) Amounts represent preferred dividend requirements multiplied by the ratio that pretax earnings bears to net earnings (within AFC's consolidated tax group) in periods when there is a tax provision.

                                            AMERICAN FINANCIAL CORPORATION

                   EXHIBIT 21 - SUBSIDIARIES OF THE REGISTRANT


      The following is a list of subsidiaries of AFC at December 31, 1993. All corporations are subsidiaries of AFC and, if indented, subsidiaries of the company under which they are listed.

                                                                  Percentage of
                                                     State of     Common Equity
   Name of Company                                 Incorporation    Ownership

   American Financial Enterprises, Inc.              Connecticut       83%
   Great American Holding Corporation                Ohio             100
     Great American Insurance Company                Ohio             100
       American Annuity Group, Inc.                  Delaware          80
         Great American Life Insurance Company       Ohio             100
       American Empire Surplus Lines Insurance
         Company                                     Delaware         100
       American National Fire Insurance Company      New York         100
       Great American Management Services, Inc.      Ohio             100
       Mid-Continent Casualty Company                Oklahoma         100
       Stonewall Insurance Company                   Alabama          100
       Transport Insurance Company                   Ohio             100


           The names of certain subsidiaries are omitted, as such subsidiaries in the aggregate would not constitute a significant subsidiary.

           See Part I, Item 1 of this Report for a description of certain companies in which AFC owns a significant portion and accounts for under the equity method.

                          AMERICAN FINANCIAL CORPORATION

                 EXHIBIT 28 - INFORMATION FROM REPORTS FURNISHED
                    TO STATE INSURANCE REGULATORY AUTHORITIES



                         Schedule P of Annual Statements



   A.  CONSOLIDATED PROPERTY AND CASUALTY ENTITIES   -   See Attached Schedules

             Schedule P (prepared in accordance with the rules prescribed by the National Association of Insurance Commissioners) includes the reserves of AFC's consolidated property and casualty subsidiaries. The following is a summary of Schedule P reserves (in millions):

                                                                       GAI
                                                                 Insurance
                                                                     Group
             Schedule P - Part 1 Summary - col. 33                  $1,823
                                         - col. 34                     321
             Statutory Loss and Loss Adjustment Expense Reserves    $2,144



   B.  UNCONSOLIDATED SUBSIDIARIES                                    None



   C.  50% OR LESS OWNED PROPERTY AND CASUALTY INVESTEES         Not Included

             Information for American Premier Underwriters, Inc. for 1993 is not included since that company files such information with the Commission as a registrant in its own right.

                                    Signatures


            Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, American Financial Corporation has duly caused this Report to be signed on its behalf by the undersigned, duly authorized.


                                             American Financial Corporation


   Signed:  March 28, 1994                   BY:s/CARL H. LINDNER

                                                  Carl H. Lindner
                                                  Chairman of the Board and
                                                    Chief Executive Officer






            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                           Capacity                 Date



   s/CARL H. LINDNER                    Chairman of the Board    March 28, 1994
     Carl H. Lindner                      of Directors



   s/ROBERT D. LINDNER                  Director                 March 28, 1994
     Robert D. Lindner
   s/RONALD F. WALKER                   Director*                March 28, 1994
     Ronald F. Walker



   s/FRED J. RUNK                       Vice President and       March 28, 1994
     Fred J. Runk                         Treasurer (principal
                                          financial and accounting
                                          officer)


   * Member of the Audit Committee