Form 10-K/A
period 1993-12-31
AMERICAN FINANCIAL CORP
filed 1994-04-29
CIK 5016

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-K/A

                                Amendment No. 1 to
               Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

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

   Securities Registered Pursuant to Section 12(b) of the Act:
                                                       Name of Each Exchange
       Title of Each Class                             on which Registered
       Nonvoting Cumulative Preferred Stock:
         Series E, F and G                             Cincinnati and Pacific
       9-1/2% Debentures due April 22, 1999            Cincinnati and Pacific
       10% Debentures due October 20, 1999             Cincinnati and Pacific
       10% Debentures Series A due October 20, 1999    Cincinnati and Pacific
       12% Debentures due September 3, 1999            Cincinnati and Pacific
       12% Debentures Series A due September 3, 1999 Cincinnati and Pacific 12% Debentures Series B due September 3, 1999 Cincinnati and Pacific
       12-1/4% Debentures due September 15, 2003       Cincinnati and Pacific
       13-1/2% Debentures due September 14, 2004       Cincinnati and Pacific
       13-1/2% Debentures Series A due
         September 14, 2004                            Cincinnati and Pacific

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


                    Documents Incorporated by Reference:  None

                                     PART III

                                     ITEM 11

                              Executive Compensation


   Compensation

   The following table shows the aggregate compensation earned (in thousands) for 1993, 1992 and 1991 from AFC and its subsidiaries by AFC's Chief Executive Officer and AFC's four other most highly compensated executive officers.

                                                                      Annual Compensation       Long Term
           Name and                                                    Other Annual      Stock        Incentive
     Principal Position         Year       Salary        Bonus         Compensation (1)Options(2)   Payouts (3)   Other (4)
     Carl H. Lindner            1993       $1,649       $2,083          $200               ---          ---          $117
     Chairman & Chief           1992        1,816        2,700           260               ---          ---           114
       Executive Officer        1991        1,244        1,700           158               ---          ---
       of AFC & Subsidiaries

     Ronald F. Walker,          1993          801        1,250            70               ---          ---            93
     President & Chief          1992        1,336        2,075            81               ---       $8,806           181
       Operating Officer        1991          901          900            89               ---        1,046
       of AFC

     Carl H. Lindner III,       1993        1,071        1,389           165               ---          ---            88
     President of GAI &         1992        1,514        1,825           171               ---        5,478            73
       American Premier         1991        1,455        1,950           271               ---        4,421

     S. Craig Lindner,
     President of AAG and       1993        1,535        2,200            74               ---          ---            88
     Sr. Exec. Vice President   1992        1,529        1,500           106               ---        5,478            99
       of AMM                   1991        1,452        2,000            83               ---        4,421

     James E. Evans             1993          960          400             3               ---          ---            64
     Vice President &           1992          892          550            35               ---        2,264            90
       General Counsel of AFC   1991          959          460            33               ---           73

                                                ===========================================

     (1) This column includes amounts for (i) personal homeowners and automobile insurance coverage, (ii) the use of corporate aircraft, automobiles and housing, and (iii) interest (in excess of 9%) paid on deferred compensation.

                     Carl H. Ronald F. Carl H. S. Craig James E. Lindner Walker Lindner III Lindner Evans
        1993
        Insurance       $ 10         ---         $ 15       $ 19        ---
        Aircraft, etc.   190        $ 70          150         55       $  3
        Interest         ---         ---          ---        ---        ---

        1992
        Insurance         11         ---            7         17        ---
        Aircraft, etc.   249          81          164         89          2
        Interest         ---         ---          ---        ---         33

        1991
        Insurance         11           2           20         15        ---
        Aircraft, etc.   147          87          251         68          5
        Interest         ---         ---          ---        ---         28

   (2) No options were granted by the Registrant. For information concerning options and stock appreciation rights ("SARs") granted by subsidiaries of the Registrant to the above named individuals, see the table headed "Option/SAR Grants in 1993" below.

   (3) The amounts in this column are payments made pursuant to exercises of Book Value Incentive Plan Units. During 1992, AFC accelerated all payments under the Plan due to named persons, paying the present value of the amounts due approximately 1/3 in cash and 2/3 in value of an AFC 12% debenture due 1999.

   (4) This column includes amounts for (i) directors fees, (ii) Employee Stock Ownership/Retirement Plan contributions, (iii) savings plans of subsidiaries, (iv) retirement plans of subsidiaries, and (v) term life insurance premiums.

                     Carl H.   Ronald F.      Carl H.   S. Craig   James E.
                     Lindner      Walker  Lindner III    Lindner      Evans
        1993
        Directors fees  $ 19       $ 20          ---        $ 57      $ 33
        ESORP             30         30         $ 30          30        30
        Savings Plans    ---        ---          ---         ---       ---
        Retirement Plans  58         40           57         ---       ---
        Term Life         10          3            1           1         1

        1992
        Directors fees     7         20          ---          68        59
        ESORP             30         30           30          30        30
        Savings Plans    ---          9          ---         ---       ---
        Retirement Plans  66        120           43         ---       ---
        Term Life         11          2          ---           1         1

   The amounts of annual compensation in the above table do not include amounts paid to individuals by companies for periods during which they were not subsidiaries of AFC. Several AFC executives serve on the boards of directors and as executive officers of corporations in which AFC has a significant investment. Directors' fees, salaries, and other compensation paid by certain of those corporations (other than subsidiaries of AFC) to such AFC executives are not included in the Compensation Table. In 1993, AFC paid Keith E. Lindner salary, bonus and other compensation aggregating approximately $2.1 million and made payments in 1993 in connection with the exercise of Book Value Incentive Units amounting to $595,000.

   AFC conducts its business throughout the world which requires AFC executives to travel frequently. As a result, certain AFC subsidiaries operate and lease corporate aircraft. To assure security and to minimize travel time, AFC requires or encourages certain executives and their families to utilize the corporate aircraft for personal travel. AFC does not incur any significant additional costs by virtue of personal use of such aircraft by executives and reports such use as additional compensation for income tax purposes.

   Directors who are not also AFC officers (Richard E. Lindner) receive directors' fees at the rate of $50,000 annually plus $2,000 for each meeting of the Board.


           Compensation Committee Interlocks and Insider Participation

   Prior to September 1992, the Audit Committee, comprised of former director Charles E. Woodruff and Ronald F. Walker, recommended the compensation of the Chief Executive Officer to be received by him from AFC and certain of its wholly-owned subsidiaries. Since September 1992, the Board of Directors has determined the compensation of the Chief Executive Officer. The Executive Committee determines the compensation of other executive officers of AFC. Compensation received by the Chief Executive Officer from other public reporting subsidiaries is determined by the Boards of Directors or committees thereof of such companies.

   The members of AFC's Board are Carl H. Lindner, Ronald F. Walker, Robert D. Lindner and Richard E. Lindner. The first three serve as the Executive Committee and are executive officers of AFC. Carl H. Lindner and Ronald F. Walker are also members of the Boards of Directors of certain of AFC's subsidiaries. Mr. Walker is a member of the Compensation/Stock Option Committee of AFEI and a similar committee of American Annuity Group, Inc. Carl H. Lindner is a member of the Boards of Directors and an executive officer of AFEI and American Annuity Group, Inc. Carl H. Lindner and Mr. Walker have had transactions with AFC and its subsidiaries which are described under Item 13 "Certain Relationships and Related Transactions".

                              Option/SAR Information

   Certain executive officers of AFC also serve as executive officers of AFC subsidiaries and were granted employee stock options or SARs by such subsidiaries. Information with respect to such option/SAR grants is included in the following tables.

                            OPTION/SAR GRANTS IN 1993

                                                                                                              Potential Realizable
                                                                                                                Value at Assumed
                                                                                                                 Annual Rates of
                                                                                                                   Stock Price
                                                                                                                  Appreciation
                                                                                                               for Option/SAR Term
                                                Individual Grants                                                      (4)
                                                                                                                 (In Thousands)

                                                                    Percent
                                                                    of Total
                                                                    Options/
                                                      Options/        SARs
                                                        SARs        Granted
                                                      Granted          To
                                      Stock             (1)        Grantors'      Exercise
                                     Covered           (# of       Employees     Price (2)     Expiration
                Name              by Option/SAR       Shares)       in 1993      ($/Share)      Date (3)         5%          10%
        Carl H. Lindner         American Premier         50,000      11.5%           $28.19     02/06/2003       $  887      $2,247
                                General Cable             1,000        --              3.63     06/04/2003            2           5

        Ronald F. Walker               --                    --        --                --             --           --          --

        Carl H. Lindner III     American Premier        105,000      24.1%            28.19     02/06/2003        1,863       4,719
        S. Craig Lindner        American Annuity        125,000      22.7%             9.00     03/26/2003          911       2,117
                                American Premier          1,000        --             31.38     06/04/2003           20          50
                                General Cable             1,000        --              3.63     06/04/2003            2           5

        James E. Evans          American Premier          1,000        --             31.38     06/04/2003           20          50

     (1) The American Premier options and American Annuity SARs generally become exercisable to the extent of 20% per year, beginning one year from the date of grant. The General Cable options are fully exercisable at the date of grant.

   (2) For American Premier and General Cable options, exercise price represents the fair market value of the respective common stocks on the date of grant. The American Annuity SARs were granted at an initial grant price of $9.00. Thereafter, the grant price for SARs equals the average of the high and low sales prices for shares of AAG

        Common Stock for the ten consecutive trading days immediately preceding the date of grant. The closing market price of AAG Common Stock on March 26, 1993, (date of S. Craig Lindner's grant) was $10.00.
                                        48

   (3) The options are subject to earlier termination in case of termination of employment.

   (4) For options and SARs, potential realizable values represent the hypothetical future values that would be realizable if all of the options and SARs were exercised immediately prior to their respective expiration dates and the market price of common stock had appreciated in value at the annual rates indicated. Such hypothetical future values have not been discounted to their respective present values, which are lower.

                         OPTION/SAR EXERCISES IN 1993 AND
                    OPTION/SAR VALUES AT DECEMBER 31, 1993(1)

                                                                         Value of Unexercised
                                                                             in-the-Money
                                                                         Options/SARs
                                                        Number of        at December 31, 1993
                                                       Unexercised               (2)
                       Stock                      Options/SARs                   ($)
                       Covere  Shares    Value    at December 31, 1993
                      d        Acquir   Realized      (# of Shares)         (In Thousands)
                         by    ed         (2)
                                                  Exercisable    Unexercisable    Exercisable    UnexercisableOptionon(In
                      /        Exerci   Thousand
          Name          SAR    se       s)

        Carl H. Lindner          --                --             --             --               --             --              --
        Ronald F. Walker         AFEI              --             --          7,500               --            $34              --

        Carl H. Lindner III      --                --             --             --               --             --              --

        S. Craig Lindner         AAG               --             --             --          125,000             --            $125
        James E. Evans           AFEI              --             --        107,000            8,000            629              40



   (1) Option/SAR exercises and year-end values are shown only for companies which were subsidiaries at the date of exercise or at the valuation date.

   (2) Represents market value of the underlying Common Stock on date of exercise or December 31, 1993, minus the option/SAR exercise price. Share prices as of December 31, 1993, were as follows:

        AFEI - $27.00 per share         (PSE)
        AAG  -  10.00 per share         (NYSE)

                                     ITEM 12

          Security Ownership of Certain Beneficial Owners and Management

       Beneficial ownership has been computed pursuant to Securities and Exchange Commission Regulation 13d-3 under the Securities Exchange Act of 1934. Under that regulation, a person is deemed to own a security beneficially if he has (or shares) the power to vote the security or to dispose of it. Moreover, a person is deemed to own a security beneficially if he has the right to acquire it within 60 days. Under these rules, more than one person may be deemed the beneficial owner of the same security.

       The following table sets forth information concerning those persons who beneficially own more than 5% of AFC's Common Stock, its only voting security, as of March 31, 1994:

                                                Number of         Percent of
                       Name                       Shares         Common Stock
              Carl H. Lindner (A)               7,749,210            40.9%
              Carl H. Lindner III (B)           2,836,625            15.0%
              S. Craig Lindner (C)              2,701,460            14.2%
              Keith E. Lindner (D)              4,065,958            21.4%
              Lindvest, an Ohio Partnership (E) 1,533,767             8.1%

              (A) Includes 678,870 shares held by his wife.
              (B) Includes 12,500 shares held by his wife.
              (C) Includes 42,179 shares held by his wife individually and as custodian of their minor children.
              (D) Includes 920,742 shares he holds as trustee for the benefit of certain members of his family. Also included are 12,500 shares which may be acquired through the exercise of stock options which he holds and 25,000 shares which may be acquired through the exercise of stock options he holds as trustee.
              (E) The general partners of Lindvest are Robert D. Lindner, Jr.,
                  Jeffrey S. Lindner, A. Bradford Lindner and David C. Lindner, all of whom are sons of Robert D. Lindner.

       The above table does not reflect that Robert D. Lindner also owns an option to purchase 462,500 shares of AFC Common Stock which represents approximately 2.4% of AFC's Common Stock.

       The business address of the persons named above is One East Fourth Street, Cincinnati, Ohio 45202; the business address of Lindvest is 3955 Montgomery Road, Cincinnati, Ohio 45212.

       The following table sets forth information concerning equity securities of AFC and certain of its affiliates beneficially owned by each of the directors and by all directors and officers as a group on March 31, 1994.

                                   AFC                               AFEI        AAG
                                       Common            AFC Preferred StockCommon   Common
                                        Stock    Series E   Series F       Stock      Stock
    Carl H. Lindner (A)             7,749,210        --         --           --         --
                                        40.9%


    Richard E. Lindner                   --          --         --           --         --


    Robert D. Lindner (B)             462,500        --         --         9,500        --
                                         2.4%                                *


    Ronald F. Walker (C)                 --          --         --         7,500      5,000
                                                                             *          *


    All directors and
      officers as
      a group (D)                  13,749,795       1,469     20,256     592,300      6,051
                                        70.8%         *          *          4.3%        *




   *Less than 1%.

   (A)        Includes 678,870 shares of AFC Common Stock held by his wife.
              Does not include shares of AFEI and AAG Common Stock beneficially owned by AFC.
   (B) Represents shares of AFC Common Stock and AFEI Common Stock which may be acquired upon exercise of stock options.
   (C) Includes 7,500 shares of AFEI Common Stock which may be acquired upon exercise of stock options.
   (D) Includes 733,549 shares of AFC Common, 16,312 shares of AFC Series F Preferred, 42,714 shares of AFEI Common Stock and 1,000 shares of AAG Common Stock held beneficially. Includes 462,500 shares of AFC Common Stock and 420,000 shares of AFEI Common Stock which may be acquired upon exercise of stock options.

                                     ITEM 13

                  Certain Relationships and Related Transactions

       AFC and its subsidiaries have had and expect to continue to have trans-actions with AFC's directors, officers and members of their families. The financial terms (costs, interest rates, collateral, risks of collectibility and other) of these transactions are comparable to those prevailing at the time of consummation which would apply to unrelated parties, unless noted otherwise.

   Asset Transactions

       GAI and its subsidiaries had a loan outstanding since 1978 to a partnership that includes as a partner the wife of Robert C. Lintz. The loan bore interest at 9-1/2% and was secured by a first mortgage on investment property. Mrs. Lintz was contingently liable for 25% of the loan, the highest balance of which during 1993 was $2,648,000; the loan was paid off in the first quarter of 1994.

       In connection with the sale of investment securities in 1991 to seven employees, including all executive officers except the Lindners, AFC received three- and five-year unsecured notes bearing interest at 7%. The highest balances due from each of these officers owing more than $60,000 at any time since January 1, 1993, for the purchase of securities, and the balances due at April 1, 1994, were: Evans - ($85,000 and $85,000); Heimann ($85,000 and $-0-); and Walker ($85,000 and $-0-).

       In connection with the completion of GACC's plan of reorganization on December 28, 1993, AFC received 2.3 million shares of new GACC Common Stock in exchange for AFC's previous holdings of GACC stock and debt. On that same date, AFC contributed $7.5 million of new capital in GACC in exchange for $6,339,200 principal amount of 14% notes at par value and 94,837 shares of GACC Common at $12.24 per share (the anticipated value of shares to be distributed as disclosed in the bankruptcy court documents). Subsequently, on December 28, 1993, AFC sold 170,995 shares of unregistered, restricted GACC Common (including the 94,837 shares just purchased) to officers of AFC and GACC and their subsidiaries at $12.24 per share in cash and notes.
   This transaction included cash sales to the following AFC executive officers: Evans - 20,000 shares; Heimann - 20,000 shares; Lintz - 20,000 shares; Mischell - 10,994 shares; Runk - 20,001 shares; and Walker - 20,000 shares. The closing price of registered, unrestricted shares on this first day of trading in the new GACC shares was $16.75 per share.

   Liability Transactions

       In connection with a 1984 purchase and leaseback agreement between a former investee and a partnership in which Carl H. Lindner and his sons are partners, AFC guaranteed the principal and interest on the partnership's $23.6 million note to the former investee. In 1993, the terms of the note and guarantee were amended to eliminate the personal liability of the partnership and its partners and to release AFC from its guarantee.

       During 1993, AFC made principal payments aggregating $3 million on installment notes related to a "put" executed in 1989 under an agreement with certain members of the Robert D. Lindner family. The balance of the notes was
   $3 million at December 31, 1993.  (See "Capital Subject to Put Option" in
   Note I of Notes to Consolidated Financial Statements).

       At March 31, 1994, the holders of AFC's Common Stock also owned a majority of the common stock of Provident Bancorp, Inc., parent of The Provident Bank ("Provident"). In 1991, Provident assumed a $5 million loan to an AFC resort real estate subsidiary from an unrelated bank. The loan was repaid in 1994.

   Operations (Income/Expense) Transactions

       Subsidiaries of Provident make loans and provide trust, securities brokerage and other miscellaneous banking services to AFC and its subsidiaries. AFC and its subsidiaries provide various services to Provident including appraisals of real estate and personal property and security guard and insurance agency services. Provident also leases its main banking and corporate offices from AFC subsidiaries. Facilities and services provided by AFC for which charges exceeded $60,000 in 1993 were as follows: approximately $1,076,000 for the lease of Provident's main banking and corporate offices, $284,000 for travel related services, $68,000 for payroll processing services and $100,000 for security guard services. During 1993, AFC paid a Bancorp subsidiary $85,000 for securities brokerage services.

       In 1993, AFC and subsidiaries purchased automobiles, automobile repairs and other merchandise used in AFC's business from various businesses owned by relatives of Sandra W. Heimann for amounts aggregating approximately $159,000.

       During 1993, GAI leased an aircraft from a company owned by members of the Richard E. Lindner family. GAI made lease payments of $480,000 under a one-year agreement renewable at GAI's option. GAI also pays its proportionate share of actual costs incurred for personnel, fuel and other related items, based on actual usage.

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, duly authorized.

                                       AMERICAN FINANCIAL CORPORATION


                                       BY:s/Fred J. Runk
                                          Fred J. Runk
                                          Vice President and Treasurer




   Dated:  April 29, 1994

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, duly authorized.

                                       AMERICAN FINANCIAL CORPORATION


                                       BY:
                                          Fred J. Runk
                                          Vice President and Treasurer




   Dated:  April 29, 1994