Form 10-Q
period 1994-03-31
AMERICAN FINANCIAL CORP
filed 1994-05-16
CIK 5016

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


   For the Quarterly Period Ended                              Commission File
   March 31, 1994                                              No. 1-7361



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




   As of May 1, 1994, there were 18,971,217 shares of the Registrant's Common Stock outstanding, all of which were privately owned.

                       AMERICAN FINANCIAL CORPORATION 10-Q
                                      PART I
                              FINANCIAL INFORMATION

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                                  (In Thousands)

                                                  March 31,   December 31,
                                                               1994            1993
             Assets
   Cash and short-term investments                      $   124,669     $   167,950
   Investments:
     Bonds and redeemable preferred stocks:
       Held to maturity - at amortized cost
         (market - $4,087,500 and $3,959,400)             4,103,534       3,788,732
       Available for sale - at market
         (amortized cost - $2,034,552 and $2,216,328)     2,089,352       2,349,528
     Other stocks - principally at market
       (cost - $172,718 and $207,056)                       265,418         339,156
     Investment in investee corporations                    902,093         899,800
     Loans receivable                                       618,567         630,932
     Real estate and other investments                      152,065         139,319
                                                          8,131,029       8,147,467
   Recoverables from reinsurers and prepaid
     reinsurance premiums                                   791,647         756,060
   Trade receivables                                        273,761         298,240
   Other receivables                                        209,215         213,507
   Prepaid expenses, deferred charges and other assets      367,503         320,299
   Cost in excess of net assets acquired                    176,318         173,965

                                                        $10,074,142     $10,077,488

          Liabilities and Capital
   Insurance claims and reserves                        $ 3,516,717     $ 3,422,657
   Annuity policyholders' funds accumulated               4,315,628       4,256,674
   Long-term debt:
     Parent company                                         571,452         571,874
     Subsidiaries                                           491,554         482,132
   Accounts payable, accrued expenses and other
     liabilities                                            537,957         648,462
   Minority interest                                        118,456         109,219
                                                          9,551,764       9,491,018

   Capital subject to mandatory redemption                   41,383          49,232
   Preferred Stock (redemption value - $278,889)            168,588         168,588
   Common Stock without par value                               904             904
   Retained earnings                                        221,403         210,846
   Net unrealized gain on marketable securities,
     net of deferred income taxes                            90,100         156,900

                                                        $10,074,142     $10,077,488

                       AMERICAN FINANCIAL CORPORATION 10-Q

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF EARNINGS
                                  (In Thousands)

                                                            Three months ended March 31,
                                                                    1994             1993
   Income:
     Property and casualty insurance premiums                   $313,049       $  545,931
     Investment income                                           141,070          175,128
     Realized gains on sales of securities                        14,956           17,386
     Equity in net earnings of investee corporations              21,694           14,813
     Gains on sales of investee corporations                          11           51,934
     Sales of other products and services                           -             152,100
     Other income                                                 32,867           67,449
                                                                 523,647        1,024,741
   Costs and Expenses:
     Property and casualty insurance:
       Losses and loss adjustment expenses                       231,017          389,642
       Commissions and other underwriting expenses               104,166          152,658
     Benefits to annuity policyholders                            59,223           59,182
     Interest on borrowed money                                   32,293           54,313
     Cost of sales                                                  -             134,900
     Other operating and general expenses                         61,936          139,004
                                                                 488,635          929,699

   Earnings before income taxes and extraordinary items           35,012           95,042
   Provision for income taxes                                      8,319            6,397

   Earnings before extraordinary items                            26,693           88,645

   Extraordinary items - loss on prepayment of debt              (15,693)            -

   Net Earnings                                                 $ 11,000       $   88,645

                       AMERICAN FINANCIAL CORPORATION 10-Q

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In Thousands)

                                                            Three months ended March 31,
                                                                    1994             1993
   Operating Activities:
     Net earnings                                               $ 11,000       $   88,645
     Adjustments:
       Extraordinary losses from retirement of debt               15,693             -
       Depreciation and amortization                               2,315           15,307
       Benefits to annuity policyholders                          59,223           59,182
       Equity in net earnings of investee corporations           (21,694)         (14,813)
       Changes in reserves on assets                               3,831           (1,451)
       Realized gains on investing activities                    (21,551)         (76,746)
       Increase in reinsurance and other receivables              (7,082)         (45,747)
       Increase in prepaid expenses, deferred charges
         and other assets                                        (47,628)          (6,824)
       Increase in insurance claims and reserves                  94,060           74,357
       Decrease in other liabilities                             (74,251)         (59,529)
       Increase in minority interest                               8,585           26,146
       Dividends from investees                                    5,250            6,200
       Other, net                                                 (1,243)         (18,450)
                                                                  26,508           46,277
   Investing Activities:
     Purchases of and additional investments in:
       Fixed maturity investments                               (522,111)      (1,150,784)
       Equity securities                                          (1,269)          (5,633)
       Investees and subsidiaries                                   -              (6,288)
       Real estate, property and equipment                        (7,936)         (26,951)
     Maturities and redemptions of fixed maturity
       investments                                               100,553          139,941
     Sales of:
       Fixed maturity investments                                292,081          459,467
       Equity securities                                          48,932           35,233
       Real estate, property and equipment                           491           58,718
     Decrease in other investments                                 9,853            7,343
     Other                                                          -              (1,500)
                                                                 (79,406)        (490,454)
   Financing Activities:
     Annuity receipts                                             94,906          106,834
     Annuity benefits and withdrawals                            (86,400)         (71,009)
     Additional long-term borrowings                              18,077          172,249
     Reductions of long-term debt                                 (8,586)        (149,563)
     Repurchases of capital stock                                 (4,294)            (343)
     Cash dividends paid                                          (4,086)            (191)
                                                                   9,617           57,977

   Net Decrease in Cash and Short-term Investments               (43,281)        (386,200)

   Cash and short-term investments at beginning of period        167,950          837,429

   Cash and short-term investments at end of period             $124,669       $  451,229

                       AMERICAN FINANCIAL CORPORATION 10-Q

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   A. Accounting Policies

      Basis of Presentation The accompanying consolidated financial statements for American Financial Corporation ("AFC") and subsidiaries are unaudited, but management believes that all adjustments (consisting only of normal recurring accruals unless otherwise disclosed herein) necessary for fair presentation have been made. The results of operations for interim periods are not necessarily indicative of results to be expected for the year. The financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary to be in conformity with generally accepted accounting principles.

      Changes in ownership levels of subsidiaries and investees have resulted in certain differences in the financial statements and have affected comparability between years. Certain reclassifications have been made to prior years to conform to the current year's presentation. All significant intercompany balances and transactions have been eliminated. All acquisitions have been treated as purchases. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements.

      AFC's ownership of subsidiaries and significant investees with publicly traded shares was as follows:

                                               March 31,        December 31,
                                                            1994     1993     1992
         American Annuity Group, Inc. ("AAG")                80%      80%      82%
         American Financial Enterprises, Inc. ("AFEI")       83%      83%      83%
         American Premier Underwriters, Inc.                 40%      41%(a)   51%
           (formerly The Penn Central Corporation)
         Chiquita Brands International, Inc.                 46%      46%      46%
         General Cable Corporation                           45%      45%      45%
         Great American Communications Company ("GACC")      20%      20%      40%
         Spelling Entertainment Group Inc. ("Spelling")       -       (b)      48%

         (a) In anticipation of a reduction of AFC's ownership of American Premier below 50%,
             AFC ceased accounting for it as a subsidiary and began accounting for it as an investee in April 1993.
         (b) Sold in March 1993.

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

                       AMERICAN FINANCIAL CORPORATION 10-Q

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

      The net liabilities stated for unpaid claims and for expenses of investigation and adjustment of unpaid claims are based upon (a) the accumulation of case estimates for losses reported prior to the close of the accounting period on the direct business written; (b) estimates received from ceding reinsurers and insurance pools and associations;
      (c) estimates of unreported losses based on past experience and (d) estimates based on experience of expenses for investigating and adjusting claims. These liabilities are subject to the impact of changes in claim amounts and frequency and other factors. In spite of the variability inherent in such estimates, management believes that the liabilities for unpaid losses and loss adjustment expenses are adequate. Changes in estimates of the liabilities for losses and loss adjustment expenses are reflected in the Statement of Earnings in the period in which determined.

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

                       AMERICAN FINANCIAL CORPORATION 10-Q

      Policy acquisition costs (principally commissions, premium taxes and other underwriting expenses) related to the production of new business are deferred and included in "Prepaid expenses, deferred charges and other assets". For the property and casualty companies, the deferral of acquisition costs is limited based upon their recoverability without any consideration for anticipated investment income. Deferred policy acquisition costs ("DPAC") are charged against income ratably over the term of the related policies. For the annuity company, DPAC is amortized, with interest, in relation to the present value of expected gross profits on the policies.

      Reinsurance In the normal course of business, AFC's insurance subsidiaries cede reinsurance to other companies to diversify risk and limit maximum loss arising from large claims. To the extent that any reinsuring companies are unable to meet obligations under the agreements covering reinsurance ceded, AFC's insurance subsidiaries would remain liable. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsurance policies. AFC insurance subsidiaries report as assets (a) the estimated reinsurance recoverable on unpaid losses, including an estimate for losses incurred but not reported, and (b) amounts paid to reinsurers applicable to the unexpired terms of policies in force. AFC insurance subsidiaries also assume reinsurance from other companies. Income on reinsurance assumed is recognized based on reports received from ceding reinsurers.

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

      Income Taxes AFC files consolidated federal income tax returns which include all 80%-owned U.S. subsidiaries. Deferred income taxes are calculated using the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases and are measured using enacted tax rates. Deferred tax assets are recognized if it is more likely than not that a benefit will be realized.

                       AMERICAN FINANCIAL CORPORATION 10-Q

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

      AFC and many of its subsidiaries provide health care and life insurance benefits to eligible retirees. The projected future cost of providing these benefits is expensed over the period the employees qualify for such benefits.

      Effective January 1, 1994, AFC implemented SFAS No. 112, "Employers' Accounting for Postemployment Benefits" which covers benefits provided to former or inactive employees (primarily those on disability) who were not deemed retired under other company plans. This standard requires companies to accrue the projected future cost of providing postemployment benefits instead of recognizing an expense for these benefits when paid. The implementation of SFAS No. 112 did not have a material effect on AFC's financial position or results of operations.

      Debt Discount Debt discount and expenses are amortized over the lives of respective borrowings, generally on the interest method. Unamortized balances are charged off in the event of early retirement of the related debt.

   B. Sales of Investees   In March 1993, AFC sold its common stock investment
      in Spelling to Blockbuster Entertainment Corporation in exchange for
      7.6 million shares of Blockbuster common stock and warrants to purchase an additional two million Blockbuster shares at $25 per share. AFC realized a $52 million pretax gain on the sale.

                       AMERICAN FINANCIAL CORPORATION 10-Q

   C. Segments of Operations Through subsidiaries, AFC is engaged in several financial businesses, including property and casualty insurance, annuities and portfolio investing. AFC also owns significant portions of the voting equity securities of certain companies (investee corporations - see Note D). The following table (in thousands) shows AFC's revenues by significant business segment. Intersegment transactions are not significant.

                                             Three months ended March 31,
                                                         1994               1993
       Revenues (a)
         Property and casualty insurance:
           Underwriting                              $313,049         $  545,931
           Investment and other income                 83,258            140,116
                                                      396,307            686,047
         Annuities (b)                                 92,465            101,522
         Other                                         13,181            222,359
                                                      501,953          1,009,928
         Equity in net earnings
           of investee corporations                    21,694             14,813
                                                     $523,647         $1,024,741

       (a) See Note A for a discussion of certain sales of subsidiaries and investees affecting the comparability of revenues in the table above.
       (b) Represents primarily investment income.

   D. Investee Corporations Investment in investee corporations represents AFC's ownership of securities of certain companies. All of the companies named in the following table are subject to the rules and regulations of the SEC. Market value of the investments was approximately $930 million and $940 million at March 31, 1994 and December 31, 1993, respectively. AFC's investment (and common stock ownership percentage) in these investees was as follows (dollars in thousands):

                                               Investment (Ownership %)
                                                          March 31,     December 31,
                                                              1994             1993
            American Premier(*)                     $557,594 (40%)   $559,116 (41%)
            Chiquita                                 282,069 (46%)    277,854 (46%)
            GACC                                      36,492 (20%)     36,892 (20%)
            General Cable                             25,938 (45%)     25,938 (45%)
                                                    $902,093         $899,800

            (*) In March 1994, American Premier changed its name from The Penn Central
                Corporation to reflect its identity as a property and casualty insurance company.

      In May 1994, AFC agreed to sell its investment in General Cable common stock to an unaffiliated company for $27.6 million in cash. The sale is subject to certain conditions. Because AFC expects to recognize a small gain on the sale of General Cable, it did not recognize its share of

      General Cable's first quarter loss of $1.6 million.

                       AMERICAN FINANCIAL CORPORATION 10-Q

      Summarized financial information for AFC's major investees follows (in millions):

                                                                       Three months ended March 31,
             American Premier                            1994                1993
             Revenues                                    $358                $370
             Income (Loss) from Continuing Operations     (56)                 31
             Discontinued Operations                       -                    3
             Net Income (Loss)                            (56)                 34

      American Premier's 1994 revenues were reduced by a $75.8 million provision for loss on notes receivable from General Cable which American Premier has agreed to sell back to General Cable at a discount. This amount was excluded in determining AFC's equity in American Premier's earnings because (i) General Cable will record a corresponding gain when the transaction is completed and (ii) AFC's proportionate ownership of General Cable exceeds that of American Premier.

                                                                       Three months ended March 31,
             Chiquita                                    1994                1993
             Net Sales                                   $669                $731
             Operating Income                              81                  70
             Income before Extraordinary Item              36                  28
             Extraordinary Item                           (23)                 -
             Net Income                                    13                  28

   E. Long-Term Debt Long-term debt consisted of the following (in thousands):

                                             March 31,       December 31,
                                                         1994                1993
             American Financial Corporation
               (Parent Company):
                  Non-subordinated                 $  566,811          $  564,075
                  Subordinated                          4,641               7,799
                                                      571,452             571,874
             Subsidiaries:
                  Non-subordinated                    373,686             357,132
                  Senior Subordinated                 117,868             125,000
                                                      491,554             482,132
                                                   $1,063,006          $1,054,006

      On April 15, 1994, AFC completed an offer to issue 9-3/4% Debentures due April 20, 2004 in exchange for its publicly traded debentures. In the exchange offer, AFC issued approximately $203.5 million ($195.3 million as of March 31) of the 9-3/4% Debentures. A cash premium of $6.2 million on debentures exchanged through March 31 is included in Extraordinary Items in the Statement of Earnings. On April 11, AFC redeemed at par all 13-1/2% Debentures not tendered in the exchange for approximately $63.3 million in cash.

                       AMERICAN FINANCIAL CORPORATION 10-Q

      At March 31, 1994, sinking fund and other scheduled principal payments on debt for the balance of 1994 and the subsequent five years, adjusted to reflect the results of the exchange offer through April 15 and the redemption, were as follows (in thousands):

                        Parent
                            Company         Subsidiaries             Total
            1994           $  3,231             $  2,490          $  5,721
            1995                261               63,444            63,705
            1996                261                1,476             1,737
            1997              5,456               28,884            34,340
            1998                261              172,077           172,338
            1999            225,927               13,920           239,847

      AFC may, at its option, apply debentures otherwise purchased in excess of scheduled payments to satisfy any sinking fund requirement. The scheduled principal payments shown above assume that debentures purchased are applied to the earliest scheduled retirements.

   F. Capital Subject to Mandatory Redemption Capital subject to mandatory redemption includes AFC's Mandatory Redeemable Preferred Stock and capital subject to a put option.

      Mandatory Redeemable Preferred Stock The outstanding shares of Mandatory Redeemable Preferred Stock are nonvoting, cumulative and consisted of the following:

                                                       March 31,   December 31,
                                                                       1994          1993
             Series E - $10.50 par value per share; annual
              dividends per share $1.                               504,711       504,711

             Series I - $28.00 liquidation value per share;
              annual dividends per share $2.66.                        -          150,212

      In February 1994, AFC redeemed the outstanding shares of Series I Preferred Stock. Approximately 45% of the Series E Preferred Stock is scheduled to be retired in December 1994; the balance is to be retired in December 1995.

      Capital Subject to Put Option Under an agreement entered into in 1983, certain members of the Lindner family (the "Group") who, in the aggregate, owned 1,848,235 shares of AFC Common Stock, were granted options to purchase an additional 1,225,000 shares. The options, which expire two years after the death of Robert D. Lindner, are exercisable at $6.65 per share plus $.40 per share per year from April 1983.
      Holders have the right to "put" to AFC any shares of AFC Common Stock or options at any time at a price equal to AFC's book value per share, adjusted to reflect all equity securities (including investees and subsidiaries with publicly traded shares) at market prices. The purchase price is to be paid one-third in cash and the balance in a five-year installment note bearing interest at a rate equal to the five-year U.S. Treasury note rate plus 3%. AFC has the right to "call" any AFC shares owned by the Group after Robert D. Lindner's death at the same price as described under the "put" (but not less than $6.65 per share plus 10% compounded annually from April 1983). Further, AFC has a right of first refusal on shares owned by members of the Group.

                       AMERICAN FINANCIAL CORPORATION 10-Q

      At March 31, 1994, the Group owned 1,533,767 shares of AFC Common Stock and options to purchase an additional 762,500 shares. The aggregate purchase price for all shares covered by the put is included in "capital subject to mandatory redemption" and amounted to $36 million and $40 million at March 31, 1994 and December 31, 1993, respectively. Changes in the aggregate purchase price are charged or credited directly to retained earnings without affecting earnings.

   G. Other Preferred Stock Other Preferred Stock is nonvoting, cumulative and consisted of the following:

                                                  March 31,   December 31,
                                                                1994           1993
        Series F - $20.00 liquidation value per share;
         annual dividends per share $1.80; 10% may
         be retired annually at AFC's option between
         1994 and 1996.                                   13,753,254     13,753,254

        Series G - $10.50 liquidation value per share;
         annual dividends per share $1.05; may be
         retired at AFC's option.                            364,158        364,158

   H. Common Stock At March 31, 1994, Carl H. Lindner and certain members of the Lindner family owned all of the outstanding Common Stock of AFC.

   I. Extraordinary Items Extraordinary items consisted of the following (in thousands):

            Premium paid on AFC debentures exchanged         $ 6,159
            Loss on subsidiary's prepayment of debt
              (net of minority interest of $74)                  498
            Share of loss on investee's prepayment of debt     9,036
                                                             $15,693

   J. Cash Flows - Fixed Maturity Investments "Investing activities" related to fixed maturity investments in AFC's 1994 Statement of Cash Flows consisted of the following (in thousands):

                                        Held to    Available
                                               Maturity     For Sale       Total
            Purchases                          $373,379     $148,732    $522,111
            Maturities and paydowns              51,480       49,073     100,553
            Sales                                 7,781      284,300     292,081

   K. Pending Legal Proceedings Counsel has advised AFC that there is little likelihood of any substantial liability being incurred from any litigation pending against AFC and subsidiaries.

   L. Proposed Sale of Personal Lines Business In February 1994, American Premier announced that it was considering a proposal from AFC to purchase GAI's personal lines business for $380 million. These operations had earned premiums of $342 million in 1993 and represented approximately 25% of the premiums earned by all of GAI's insurance operations. Completion of the transaction is subject to certain conditions, including approval by a special committee of American Premier's board, receipt of a fairness opinion from an independent investment banking firm and regulatory approvals.

                       AMERICAN FINANCIAL CORPORATION 10-Q

                                      ITEM 2

                       Management's Discussion and Analysis
                 of Financial Condition and Results of Operations

   GENERAL

   AFC is organized as a holding company with almost all of its operations being conducted by subsidiaries and investees. The parent corporation, however, has continuing expenditures for administrative expenses and corporate services and, most importantly, for the payment of principal and interest on borrowings and redemptions of and dividends on AFC Preferred Stock. Therefore, certain analyses are best done on a parent only basis while others are best done on a total enterprise basis. In addition, since many of its businesses are financial in nature, AFC does not prepare its consolidated financial statements using a current-noncurrent format. Consequently, certain traditional ratios and financial analysis tests are not meaningful.

   LIQUIDITY AND CAPITAL RESOURCES

   Ratios The ratio of AFC's (parent only) long-term debt to equity (excluding Capital Subject to Mandatory Redemption) was 1.19 at March 31, 1994, compared to 1.06 at December 31, 1993. Adding AFC's Capital Subject to Mandatory Redemption to its debt changes these ratios to 1.27 and 1.16; whereas, adding it to equity changes the ratios to 1.09 and .98 at those same dates. AFC's ratio of earnings to fixed charges on a total enterprise basis was 1.43 for the first three months of 1994 compared to 2.62 for the entire year of 1993; ratios of earnings to fixed charges and preferred dividends were 1.20 and 2.26 for the same periods.

   Sources of Funds A wholly-owned subsidiary, Great American Holding Corporation ("GAHC"), has a revolving credit agreement with several banks under which it can borrow up to $300 million. The credit line converts to a four-year term loan in December 1996 with scheduled principal payments to begin in March 1997. Borrowings under the credit line are made by GAHC and are advanced to AFC. The line is guaranteed by AFC and secured by 50% of the stock of Great American Insurance Company ("GAI"). GAHC had no outstanding borrowings under the agreement at March 31, 1994 and December 31, 1993 and $85 million outstanding at April 30, 1994.

   Investments Significant portions of equity and, to a lesser extent, fixed income investments are concentrated in a relatively limited number of major positions. This approach allows management to more closely monitor these companies and the industries in which they operate. Some of the investments, because of their size, may not be as readily marketable as the typical small investment position. Alternatively, a large equity position may be attractive to persons seeking to control or influence the policies of a company. While management believes this investment philosophy will produce higher overall returns, such concentrations subject the portfolio to greater risk in the event one of the companies invested in becomes financially distressed.

   Approximately 95% of the bonds and redeemable preferred stocks held by AFC were rated "investment grade" (credit rating of AAA to BBB) at March 31, 1994. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade.

                       AMERICAN FINANCIAL CORPORATION 10-Q

                       Management's Discussion and Analysis
           of Financial Condition and Results of Operations - Continued


   The cost basis of investments other than investees was determined after deducting cumulative provisions for impairment aggregating $50 million at March 31, 1994 and $47 million at December 31, 1993.

   RESULTS OF OPERATIONS

   General Due to a decrease in ownership percentage, AFC ceased accounting for American Premier as a subsidiary and began accounting for it as an investee on April 1, 1993. As a result, current year income statement components are not comparable to prior years and are not necessarily indicative of future years.

   Pretax earnings in the first quarter of 1994 were $60 million less than in 1993's quarter, primarily due to a $52 million pretax gain on the sale of an investee in 1993.

   Property and Casualty Insurance Underwriting profitability is measured by the combined ratio which is a sum of the ratio of underwriting expenses to premiums written and the ratio of losses and loss adjustment expenses to premiums earned. When the combined ratio is under 100%, underwriting results are generally considered profitable; when the ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio does not reflect investment income, other income or federal income taxes.

   The combined underwriting ratio (statutory basis, after policyholders' dividends) of GAI and its property and casualty insurance subsidiaries was 106.7% for the first three months of 1994 compared to 103.5% for the same period in 1993 and 103.9% for the entire year of 1993. While the combined ratio includes about 5 or 6 points for winter storms in the first quarter of each year, the California earthquake in January added about 3 points to the 1994 ratio.

   Property and casualty insurance premiums were $233 million less than in the first three months of 1993, reflecting the deconsolidation of American Premier beginning in the second quarter of 1993. Insurance premiums for the remainder of AFC's insurance group increased $21 million (7%) and losses and loss adjustment expenses increased $29 million (14%). The increase in premiums was due to an increase in sales of specialized niche products and a decrease in the percentage of business ceded to reinsurers.

   Investment Income Investment income decreased $34 million (19%) from 1993 as the deconsolidation of American Premier in April 1993 more than offset the effects of an increase in the remaining investments held.

   Realized Gains Realized capital gains have been an important part of AFC's return on its investments in marketable securities. Individual securities are sold creating gains and losses from time to time as investment strategies change or as market opportunities appear to present optimal conditions.

   Investee Corporations Equity in net earnings of investee corporations (companies in which AFC owns a significant portion of the voting stock) represents AFC's proportionate share of the investees' earnings and losses.

                       AMERICAN FINANCIAL CORPORATION 10-Q

                       Management's Discussion and Analysis
           of Financial Condition and Results of Operations - Continued


   Gains on Sales of Investee Corporations The gain on sale of investee in 1993 represents a pretax gain on the sale of Spelling Entertainment Group common stock.

   Sales of Other Products and Services Sales of other products and services in the first three months of 1993 represent American Premier's revenues from systems and software engineering services and the manufacture and supply of industrial products and services.

   Benefits to Annuity Policyholders Benefits to annuity policyholders were about the same for the first quarters of 1994 and 1993. An increase in average annuity policyholders' funds accumulated was offset by a decrease in overall interest rates credited to policyholders' funds. The average crediting rate on funds held has decreased from 6.2% at December 31, 1992 to 5.3% at December 31, 1993 and March 31, 1994. The rate at which interest is credited on annuity policyholders' funds is subject to change based on management's judgment of market conditions.

   Interest on Borrowed Money Interest on borrowed money was $22 million less than the first three months of 1993 due primarily to the deconsolidation of American Premier and, to a lesser extent, repayments of borrowings in 1993.

   Other Operating and General Expenses Included in operating and general expenses in the first three months of 1994 and 1993 are charges of $2.1 million and $19.0 million, respectively, for minority interest. Also included is a charge of $8.0 million in 1993 for the estimated costs of moving AAG's annuity operations from Los Angeles to Cincinnati.

   Income Taxes The 1993 provision for income tax includes a $15 million first quarter benefit due to American Premier's revision of estimated future taxable income likely to be generated during the company's tax loss carryforward period.

   New Accounting Standards Effective January 1, 1994, AFC implemented SFAS 112, "Employers' Accounting for Postemployment Benefits"; the implementation of this standard did not have a material adverse effect on AFC.

                       AMERICAN FINANCIAL CORPORATION 10-Q
                                     PART II
                                OTHER INFORMATION


   Items required in Part II of this form have been omitted since they are either inapplicable or not required.





                                    Signature

   Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized.


                                American Financial Corporation



   May 13, 1994                 BY:/s/ FRED J. RUNK
                                     Fred J. Runk
                                     Vice President and Treasurer