Form 10-Q
period 1994-06-30
AMERICAN FINANCIAL CORP
filed 1994-08-12
CIK 5016

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


   For the Quarterly Period Ended                          Commission File
   June 30, 1994                                           No. 1-7361



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




   As of August 1, 1994, there were 18,971,217 shares of the Registrant's Common Stock outstanding, all of which were privately owned.

                       AMERICAN FINANCIAL CORPORATION 10-Q
                                     PART I
                              FINANCIAL INFORMATION

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (In Thousands)

                                                   June 30,   December 31,
                                                               1994            1993
             Assets
   Cash and short-term investments                      $   190,871     $   167,950
   Investments:
     Bonds and redeemable preferred stocks:
       Held to maturity - at amortized cost
         (market - $4,154,400 and $3,959,400)             4,308,379       3,788,732
       Available for sale - at market
         (amortized cost - $1,877,558 and $2,216,328)     1,858,358       2,349,528
     Other stocks - principally at market
       (cost - $159,354 and $207,056)                       249,354         339,156
     Investment in investee corporations                    879,124         899,800
     Loans receivable                                       626,838         630,932
     Real estate and other investments                      150,384         139,319
                                                          8,072,437       8,147,467
   Recoverables from reinsurers and prepaid
     reinsurance premiums                                   819,756         756,060
   Trade receivables                                        346,082         298,240
   Other receivables                                        208,428         213,507
   Prepaid expenses, deferred charges and other assets      368,083         320,299
   Cost in excess of net assets acquired                    175,967         173,965

                                                        $10,181,624     $10,077,488

          Liabilities and Capital
   Insurance claims and reserves                        $ 3,579,617     $ 3,422,657
   Annuity policyholders' funds accumulated               4,400,248       4,256,674
   Long-term debt:
     Parent company                                         492,799         571,874
     Subsidiaries                                           586,817         482,132
   Accounts payable, accrued expenses and other
     liabilities                                            525,831         648,462
   Minority interest                                        106,001         109,219
                                                          9,691,313       9,491,018

   Capital subject to mandatory redemption                   35,291          49,232
   Preferred Stock (redemption value - $278,719
     and $278,889)                                          168,428         168,588
   Common Stock without par value                               904             904
   Retained earnings                                        237,388         210,846
   Net unrealized gain on marketable securities,
     net of deferred income taxes                            48,300         156,900

                                                        $10,181,624     $10,077,488

                       AMERICAN FINANCIAL CORPORATION 10-Q

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                 (In Thousands)

                                        Three months ended       Six months ended
                                                     June 30,                June 30,
                                                   1994       1993         1994         1993
   Income:
     Property and casualty insurance premiums  $338,814   $301,945   $  651,863   $  847,876
     Investment income                          143,614    141,894      284,684      317,022
     Realized gains on sales of securities        8,187     23,587       23,143       40,973
     Equity in net earnings (losses) of
       investee corporations                     (9,472)    38,433       12,222       53,246
     Gains on sales of investee corporations      1,683        120        1,694       52,054
     Provision for impairment of investments       -        (1,500)        -          (1,500)
     Sales of other products and services          -          -            -         152,100
     Other income                                25,178     52,497       58,045      119,946
                                                508,004    556,976    1,031,651    1,581,717
   Costs and Expenses:
     Property and casualty insurance:
       Losses and loss adjustment expenses      226,360    213,130      457,377      602,772
       Commissions and other underwriting
         expenses                               102,583    103,844      206,749      256,502
     Benefits to annuity policyholders           60,201     57,465      119,424      116,647
     Interest on borrowed money                  26,563     36,561       58,856       90,874
     Cost of sales                                 -          -            -         134,900
     Other operating and general expenses        60,270    113,252      122,206      252,256
                                                475,977    524,252      964,612    1,453,951

   Earnings before income taxes and
     extraordinary items                         32,027     32,724       67,039      127,766
   Provision for income taxes                     8,768     14,599       17,087       20,996

   Earnings before extraordinary items           23,259     18,125       49,952      106,770

   Extraordinary items - loss on prepayment
     of debt                                       (744)      -         (16,437)        -

   Net Earnings                                $ 22,515   $ 18,125   $   33,515   $  106,770

                       AMERICAN FINANCIAL CORPORATION 10-Q

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)

                                                             Six months ended June 30,
                                                                    1994             1993
   Operating Activities:
     Net earnings                                               $ 33,515       $  106,770
     Adjustments:
       Extraordinary losses from retirement of debt               16,437             -
       Depreciation and amortization                               8,781           24,656
       Benefits to annuity policyholders                         119,424          116,647
       Equity in net earnings of investee corporations           (12,222)         (53,246)
       Changes in reserves on assets                              10,517            9,596
       Realized gains on investing activities                    (32,281)        (101,297)
       Increase in reinsurance and other receivables            (113,536)        (193,124)
       Increase in prepaid expenses, deferred charges
         and other assets                                        (52,849)         (51,815)
       Increase in insurance claims and reserves                 159,583          202,553
       Increase (decrease) in other liabilities                      704          (39,118)
       Increase in minority interest                               2,611           31,505
       Dividends from investees                                   10,502           15,265
       Other, net                                                 (1,641)         (11,460)
                                                                 149,545           56,932
   Investing Activities:
     Purchases of and additional investments in:
       Fixed maturity investments                               (980,800)      (1,812,250)
       Equity securities                                          (1,946)         (11,272)
       Investees and subsidiaries                                (23,852)         (21,938)
       Real estate, property and equipment                       (14,612)         (31,582)
     Maturities and redemptions of fixed maturity
       investments                                               238,761          437,939
     Sales of:
       Fixed maturity investments                                504,144          862,614
       Equity securities                                          69,592          110,614
       Investee and subsidiaries                                  27,621             -
       Real estate, property and equipment                         2,422           62,606
     Cash and short-term investments of former subsidiary           -            (255,100)
     Decrease in other investments                                10,424            1,966
     Other                                                          -              (1,500)
                                                                (168,246)        (657,903)
   Financing Activities:
     Annuity receipts                                            210,630          213,799
     Annuity benefits and withdrawals                           (172,493)        (154,592)
     Additional long-term borrowings                             163,397          189,512
     Reductions of long-term debt                               (138,738)        (256,323)
     Repurchases of capital stock                                 (4,466)          (2,506)
     Cash dividends paid                                         (16,708)         (15,002)
                                                                  41,622          (25,112)

   Net Increase (Decrease) in Cash and Short-term Investments     22,921         (626,083)

   Cash and short-term investments at beginning of period        167,950          837,429

   Cash and short-term investments at end of period             $190,871       $  211,346

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

      AFC's ownership of subsidiaries and significant investees with publicly traded shares was as follows:

                                                June 30,       December 31,
                                                            1994     1993     1992
        American Annuity Group, Inc. ("AAG")                 80%      80%      82%
         American Financial Enterprises, Inc. ("AFEI")       83%      83%      83%
         American Premier Underwriters, Inc.                 40%      41%(a)   51%
           (formerly The Penn Central Corporation)
         Chiquita Brands International, Inc.                 46%      46%      46%
         Citicasters Inc. (formerly Great American           30%      20%      40%
           Communications Company - "GACC")
         General Cable Corporation                           (b)      45%      45%
         Spelling Entertainment Group Inc. ("Spelling")       -       (c)      48%

         (a) In anticipation of a reduction of AFC's ownership of American Premier below 50%,
             AFC ceased accounting for it as a subsidiary and began accounting for it as an investee in April 1993.
         (b) Sold in June 1994.
         (c) Sold in March 1993.

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

     Due to GACC's financial difficulties, AFC transferred all GACC securities and loans to the investee account and reduced the carrying value of that investment to estimated net realizable value ($35 million) at the end of 1992. AFC resumed equity accounting for its investment following GACC's reorganization at the end of 1993.

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

     Income Taxes AFC files consolidated federal income tax returns which include all 80%-owned U.S. subsidiaries. Deferred income taxes are calculated using the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases and are measured using enacted tax rates. Deferred tax assets are recognized if it is more likely than not that a benefit will be realized.
                                        7

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

   B. Sales of Investees   In June 1994, AFC sold its investment in General
      Cable common stock to an unaffiliated company for $27.6 million in cash. AFC realized a $1.7 million pretax gain on the sale (excluding its share of American Premier's loss on its sale of General Cable notes).

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

                                             Six months ended June 30,
       Revenues (a)                                      1994               1993
         Property and casualty insurance:
           Underwriting                            $  651,863         $  847,876
           Investment and other income                158,938            245,292
                                                      810,801          1,093,168
         Annuities (b)                                186,590            204,259
         Other                                         22,038            231,044
                                                    1,019,429          1,528,471
         Equity in net earnings
           of investee corporations                    12,222             53,246
                                                   $1,031,651         $1,581,717

       (a) See Note A for a discussion of certain sales of subsidiaries and investees affecting the comparability of revenues in the table above.
       (b) Represents primarily investment income and realized gains.

   D. Investee Corporations Investment in investee corporations represents AFC's ownership of securities of certain companies. All of the companies named in the following table are subject to the rules and regulations of the SEC. Market value of the investments was approximately $825 million and $940 million at June 30, 1994 and December 31, 1993, respectively. AFC's investment (and common stock ownership percentage) in these investees was as follows (dollars in thousands):

                                               Investment (Ownership %)
                                                           June 30,     December 31,
                                                              1994             1993
            American Premier (a)                    $524,982 (40%)   $559,116 (41%)
            Chiquita                                 292,878 (46%)    277,854 (46%)
            Citicasters (a)                           61,264 (30%)     36,892 (20%)
            General Cable                              (b)             25,938 (45%)
                                                    $879,124         $899,800

            (a) In March 1994, American Premier changed its name from The Penn Central
                Corporation to reflect its identity as a property and casualty insurance company.  In May 1994, Citicasters changed its name from Great American
                Communications Company to reflect its identity as a pure broadcaster focused on metropolitan markets.
            (b) Sold in June 1994.

      On June 30, 1994, AFEI, whose assets consist primarily of investments in American Premier and AAG, purchased 1.2 million shares of Citicasters common stock for $23.9 million in cash.

                       AMERICAN FINANCIAL CORPORATION 10-Q

      Summarized financial information for AFC's major investees follows (in millions):

                                                           Six months ended June 30,
             American Premier                              1994              1993
             Revenues                                      $828              $797
             Income (Loss) from Continuing Operations       (39)              106
             Discontinued Operations                         (2)                3
             Net Income (Loss)                              (41)              109

      In connection with the acquisition of General Cable in June 1994 by an unaffiliated company, American Premier sold long-term notes receivable from General Cable to that company and recorded a $76 million pretax loss.

                                                           Six months ended June 30,
           Chiquita                                     1994               1993
             Net Sales                                  $1,322             $1,413
             Operating Income                              151                112
             Income before Extraordinary Item               67                 35
             Extraordinary Item                            (23)                -
             Net Income                                     44                 35

   E. Long-Term Debt Long-term debt consisted of the following (in thousands):

                                               June 30,      December 31,
                                                          1994               1993
             American Financial Corporation
               (Parent Company):
                  Non-subordinated                  $  488,524         $  564,075
                  Subordinated                           4,275              7,799
                                                       492,799            571,874
             Subsidiaries:
                  Non-subordinated                     476,449            357,132
                  Senior Subordinated                  110,368            125,000
                                                       586,817            482,132
                                                    $1,079,616         $1,054,006

      In April 1994, AFC completed an offer to issue 9-3/4% Debentures due April 20, 2004 in exchange for its publicly traded debentures. In the exchange offer, AFC issued approximately $203.8 million of the 9-3/4% Debentures. A cash premium of $6.5 million on the debentures exchanged is included in Extraordinary Items in the Statement of Earnings. AFC also redeemed at par all 13-1/2% Debentures not tendered in the exchange for approximately $63.2 million in cash.

                       AMERICAN FINANCIAL CORPORATION 10-Q

      At June 30, 1994, sinking fund and other scheduled principal payments on debt for the balance of 1994 and the subsequent five years were as follows (in thousands):

                        Parent
                            Company         Subsidiaries             Total
            1994           $  3,231             $  1,654          $  4,885
            1995                261               61,746            62,007
            1996                261                1,499             1,760
            1997              5,430               37,902            43,332
            1998                261              174,565           174,826
            1999            225,827               24,646           250,473

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

                                                        June 30,   December 31,
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

                       AMERICAN FINANCIAL CORPORATION 10-Q

      At June 30, 1994, the Group owned 1,533,767 shares of AFC Common Stock and options to purchase an additional 762,500 shares. The aggregate purchase price for all shares covered by the put is included in "capital subject to mandatory redemption" and amounted to $30 million and $40 million at June 30, 1994 and December 31, 1993, respectively. Changes in the aggregate purchase price are charged or credited directly to retained earnings without affecting earnings.

   G. Other Preferred Stock Other Preferred Stock is nonvoting, cumulative and consisted of the following:

                                                  June 30,   December 31,
                                                               1994           1993
        Series F - $20.00 liquidation value per share;
         annual dividends per share $1.80; 10% may
         be retired annually at AFC's option between
         1994 and 1996.                                  13,744,754     13,753,254

        Series G - $10.50 liquidation value per share;
         annual dividends per share $1.05; may be
         retired at AFC's option.                           364,158        364,158

      In the second quarter of 1994, AFC purchased 8,500 shares of Series F Preferred Stock from a subsidiary's profit sharing plan for $159,000.

   H. Common Stock At June 30, 1994, Carl H. Lindner and certain members of the Lindner family owned all of the outstanding Common Stock of AFC.

   I. Extraordinary Items Extraordinary items consisted of the following (in thousands):

            Premium paid on AFC debentures exchanged        $ 6,454
            Loss on subsidiary's prepayment of debt
              (net of minority interest of $142)                947
            Share of loss on investee's prepayment of debt    9,036
                                                            $16,437

   J. Cash Flows - Fixed Maturity Investments "Investing activities" related to fixed maturity investments in AFC's 1994 Statement of Cash Flows consisted of the following (in thousands):

                                       Held to    Available
                                              Maturity     For Sale       Total
            Purchases                         $645,767     $335,033    $980,800
            Maturities and paydowns            107,100      131,661     238,761
            Sales                                7,781      496,363     504,144

   K. Pending Legal Proceedings Counsel has advised AFC that there is little likelihood of any substantial liability being incurred from any litigation pending against AFC and subsidiaries.

   L. Proposed Sale of Personal Lines Business   In June 1994, American
      Premier announced the termination of discussions regarding the previously announced proposal from AFC to purchase GAI's personal lines business. American Premier said that negotiations were terminated because the parties did not reach agreement on the various terms and conditions of the sale.

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

   LIQUIDITY AND CAPITAL RESOURCES

   Ratios The ratio of AFC's (parent only) long-term debt to equity (excluding Capital Subject to Mandatory Redemption) was 1.08 at June 30, 1994, compared to 1.06 at December 31, 1993. Adding AFC's Capital Subject to Mandatory Redemption to its debt changes these ratios to 1.16 and 1.16; whereas, adding it to equity changes the ratios to 1.01 and .98 at those same dates. AFC's ratio of earnings to fixed charges on a total enterprise basis was 2.00 for the first six months of 1994 compared to 2.62 for the entire year of 1993; ratios of earnings to fixed charges and preferred dividends were 1.66 and 2.26 for the same periods.

   Sources of Funds A wholly-owned subsidiary, Great American Holding Corporation ("GAHC"), has a revolving credit agreement with several banks under which it can borrow up to $300 million. The credit line converts to a four-year term loan in December 1996 with scheduled principal payments to begin in March 1997. Borrowings under the credit line are made by GAHC and are advanced to AFC. The line is guaranteed by AFC and secured by 50% of the stock of Great American Insurance Company ("GAI"). GAHC had no outstanding borrowings under the agreement at December 31, 1993 and $115 million outstanding at June 30, 1994.

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

   Approximately 95% of the bonds and redeemable preferred stocks held by AFC were rated "investment grade" (credit rating of AAA to BBB) at June 30, 1994. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade.

                       AMERICAN FINANCIAL CORPORATION 10-Q

                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations - Continued


   The cost basis of investments other than investees was determined after deducting cumulative provisions for impairment aggregating $49 million at June 30, 1994 and $47 million at December 31, 1993.

   RESULTS OF OPERATIONS

   General Due to a decrease in ownership percentage, AFC ceased accounting for American Premier as a subsidiary and began accounting for it as an investee on April 1, 1993. As a result, current year income statement components are not comparable to prior years and are not necessarily indicative of future years.

   Pretax earnings in the first six months of 1994 were $61 million less than in the comparable 1993 period, primarily due to (i) a $52 million pretax gain on the sale of an investee in 1993, (ii) a $28 million loss in 1994 representing AFC's share of American Premier's loss on the sale of General Cable notes and (iii) a $15 million reduction in interest expense (excluding the effects of deconsolidating American Premier in April 1993).

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

   The combined underwriting ratio (statutory basis, after policyholders' dividends) of GAI and its property and casualty insurance subsidiaries was 103.4% for the first six months of 1994 compared to 104.1% for the same period in 1993 and 103.9% for the entire year of 1993.

   Property and casualty insurance premiums were $196 million less than in the first six months of 1993, reflecting the deconsolidation of American Premier beginning in the second quarter of 1993. Insurance premiums for the remainder of AFC's insurance group increased $58 million (10%) and insurance expenses increased $48 million (8%). The increase in premiums was due to an increase in sales of specialized niche products and auto insurance and a decrease in the percentage of business ceded to reinsurers.

   Investment Income Excluding American Premier, investment income increased $7 million (2%) from 1993 due to an increase in investments held.

   Realized Gains Realized capital gains have been an important part of AFC's return on its investments in marketable securities. Individual securities are sold creating gains and losses from time to time as investment strategies change or as market opportunities appear to present optimal conditions.

   Investee Corporations Equity in net earnings of investee corporations (companies in which AFC owns a significant portion of the voting stock) represents AFC's proportionate share of the investees' earnings and losses. AFC's equity in net earnings (losses) of investee corporations in the first six months of 1994 includes its share ($28.4 million) of American Premier's loss on the sale of General Cable notes.

                       AMERICAN FINANCIAL CORPORATION 10-Q

                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations - Continued


   Gains on Sales of Investee Corporations The gains on sales of investee corporations represent pretax gains on the sales of General Cable common stock in 1994 and Spelling Entertainment Group common stock in 1993.

   Sales of Other Products and Services Sales of other products and services in 1993 represent American Premier's revenues from systems and software engineering services and the manufacture and supply of industrial products and services.

   Benefits to Annuity Policyholders Benefits to annuity policyholders increased 2% over those of the comparable period in 1993. The average crediting rate on funds held has decreased from 6.2% at December 31, 1992 to 5.3% at December 31, 1993 and June 30, 1994. The rate at which interest is credited on annuity policyholders' funds is subject to change based on management's judgment of market conditions.

   Interest on Borrowed Money The decrease in interest expense is due primarily to the deconsolidation of American Premier, repayments of borrowings by AFC and certain subsidiaries and the AFC debt exchange in 1994. Interest expense included in AFC's Statement of Earnings was comprised of (in millions):

                                               Six months ended
                                                             June 30,
                                                           1994     1993
           AFC Parent                                     $30.4    $35.2
           Great American Holding Company                  10.6     12.4
           Great American Insurance                         6.0      8.2
           American Premier                                  -      17.2
           American Annuity                                11.5      9.9
           American Financial Enterprises                    .3      7.2
           Other Companies                                   .1       .8
                                                          $58.9    $90.9

   Other Operating and General Expenses Included in operating and general expenses in the first six months of 1994 and 1993 are charges of $3.1 million and $26.2 million, respectively, for minority interest. Also included is a credit of $3.9 million in 1994 for units outstanding under AFC's Book Value Incentive Plan and a charge of $8 million in 1993 for the estimated costs of moving AAG's annuity operations from Los Angeles to Cincinnati.

   Income Taxes The 1993 provision for income tax includes a $15 million first quarter benefit due to American Premier's revision of estimated future taxable income likely to be generated during the company's tax loss carryforward period.

   New Accounting Standards Effective January 1, 1994, AFC implemented SFAS 112, "Employers' Accounting for Postemployment Benefits"; the
   implementation of this standard did not have a material adverse effect on
   AFC.
                                       15

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


                                           American Financial Corporation



   August 11, 1994                          BY:/s/ FRED J. RUNK

                                              Fred J. Runk
                                              Vice President and Treasurer