Form 10-Q
period 1994-09-30
AMERICAN FINANCIAL CORP
filed 1994-11-14
CIK 5016

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                                   FORM 10-Q


            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


For the Quarterly Period Ended                              Commission File
September 30, 1994                                          No. 1-7361



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




As of November 1, 1994, there were 18,971,217 shares of the Registrant's Common Stock outstanding, all of which were privately owned.

                      AMERICAN FINANCIAL CORPORATION 10-Q
                                    PART I
                             FINANCIAL INFORMATION

                AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                (In Thousands)

                                                    September 30,    December 31,
                                                            1994            1993
          Assets
Cash and short-term investments                     $    172,803     $   167,950
Investments:
  Bonds and redeemable preferred stocks:
    Held to maturity - at amortized cost
      (market - $4,345,000 and $3,959,400)             4,547,247       3,788,732
    Available for sale - at market
      (amortized cost - $1,863,583 and $2,216,328)     1,826,183       2,349,528
  Other stocks - principally at market
    (cost - $140,938 and $207,056)                       216,738         339,156
  Investment in investee corporations                    850,945         899,800
  Loans receivable                                       642,985         630,932
  Real estate and other investments                      153,768         139,319
                                                       8,237,866       8,147,467
Recoverables from reinsurers and prepaid
  reinsurance premiums                                   913,939         756,060
Trade receivables                                        373,033         298,240
Other receivables                                        214,453         213,507
Prepaid expenses, deferred charges and other assets      382,464         320,299
Cost in excess of net assets acquired                    174,398         173,965

                                                     $10,468,956     $10,077,488

       Liabilities and Capital
Insurance claims and reserves                        $ 3,720,393     $ 3,422,657
Annuity policyholders' funds accumulated               4,489,712       4,256,674
Long-term debt:
  Parent company                                         492,837         571,874
  Subsidiaries                                           587,865         482,132
Accounts payable, accrued expenses and other
  liabilities                                            593,813         648,462
Minority interest                                        107,172         109,219
                                                       9,991,792       9,491,018

Capital subject to mandatory redemption                   43,136          49,232
Preferred Stock (redemption value - $278,719
  and $278,889)                                          168,428         168,588
Common Stock without par value                               904             904
Retained earnings                                        236,296         210,846
Net unrealized gain on marketable securities,
  net of deferred income taxes                            28,400         156,900

                                                     $10,468,956     $10,077,488

                      AMERICAN FINANCIAL CORPORATION 10-Q

                AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF EARNINGS
                                (In Thousands)

                                            Three months ended        Nine months ended
                                                  September 30,            September 30,
                                                1994      1993         1994        1993
Income:
  Property and casualty insurance premiums  $361,728  $326,115   $1,013,591  $1,173,991
  Investment income                          149,449   136,191      434,133     453,213
  Realized gains on sales of securities       19,961    17,681       43,104      58,654
  Equity in net earnings (losses) of
    investee corporations                    (21,066)   23,068       (8,844)     76,314
  Gains on sales of investee corporations       -       28,313        1,694      80,367
  Sales of other products and services          -         -            -        152,100
  Other income                                27,408    24,371       85,453     142,817
                                             537,480   555,739    1,569,131   2,137,456
Costs and Expenses:
  Property and casualty insurance:
    Losses and loss adjustment expenses      253,201   230,679      710,578     833,451
    Commissions and other underwriting
      expenses                               104,395   104,805      311,144     361,307
  Benefits to annuity policyholders           61,277    57,015      180,701     173,662
  Interest on borrowed money                  28,285    33,629       87,141     124,503
  Cost of sales                                 -         -            -        134,900
  Other operating and general expenses        74,885    45,948      197,091     298,204
                                             522,043   472,076    1,486,655   1,926,027

Earnings before income taxes and
  extraordinary items                         15,437    83,663       82,476     211,429
Provision for income taxes                     7,991     8,444       25,078      29,440

Earnings before extraordinary items            7,446    75,219       57,398     181,989

Extraordinary items - loss on prepayment
  of debt                                       (501)   (4,559)     (16,938)     (4,559)

Net Earnings                                $  6,945  $ 70,660   $   40,460  $  177,430

                      AMERICAN FINANCIAL CORPORATION 10-Q

                AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In Thousands)

                                                         Nine months ended September 30,
                                                                  1994             1993
Operating Activities:
  Net earnings                                              $   40,460       $  177,430
  Adjustments:
    Extraordinary losses from retirement of debt                16,938            4,559
    Depreciation and amortization                               16,178           29,206
    Benefits to annuity policyholders                          180,701          173,662
    Equity in net losses (earnings) of
      investee corporations                                      8,844          (76,314)
    Changes in reserves on assets                                7,482            5,156
    Realized gains on investing activities                     (52,471)        (140,884)
    Increase in reinsurance and other receivables             (252,345)        (296,084)
    Increase in prepaid expenses, deferred charges
      and other assets                                         (62,368)         (96,089)
    Increase in insurance claims and reserves                  300,359          309,935
    Increase (decrease) in other liabilities                    55,943          (21,418)
    Increase in minority interest                                5,456           36,221
    Dividends from investees                                    15,753           20,326
    Other, net                                                  (1,956)         (19,188)
                                                               278,974          106,518
Investing Activities:
  Purchases of and additional investments in:
    Fixed maturity investments                              (1,296,238)      (2,288,747)
    Equity securities                                           (2,574)         (15,328)
    Investees and subsidiaries                                 (23,852)         (24,484)
    Real estate, property and equipment                        (18,988)         (36,562)
  Maturities and redemptions of fixed maturity
    investments                                                310,472          575,088
  Sales of:
    Fixed maturity investments                                 543,939        1,091,925
    Equity securities                                          111,522          149,113
    Investee and subsidiaries                                   27,621          150,591
    Real estate, property and equipment                          2,619           64,402
  Cash and short-term investments of former subsidiary            -            (308,725)
  Decrease in other investments                                 11,441            2,612
  Other                                                        (12,536)          (9,579)
                                                              (346,574)        (649,694)
Financing Activities:
  Annuity receipts                                             313,077          294,986
  Annuity benefits and withdrawals                            (244,175)        (238,288)
  Additional long-term borrowings                              198,271          330,912
  Reductions of long-term debt                                (173,354)        (482,711)
  Repurchases of capital stock                                  (4,466)          (2,542)
  Cash dividends paid                                          (16,900)         (15,193)
                                                                72,453         (112,836)

Net Increase (Decrease) in Cash and Short-term Investments       4,853         (656,012)

Cash and short-term investments at beginning of period         167,950          837,429

Cash and short-term investments at end of period            $  172,803       $  181,417

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

   AFC's ownership of subsidiaries and significant investees with publicly traded shares was as follows:

                                                    September 30,     December 31,
                                                            1994     1993    1992
     American Annuity Group, Inc. ("AAG")                    80%      80%     82%
     American Financial Enterprises, Inc. ("AFEI")           83%      83%     83%
     American Premier Underwriters, Inc.                     40%      41%     51%
       (formerly The Penn Central Corporation)
     Chiquita Brands International, Inc.                     46%      46%     46%
     Citicasters Inc. (formerly Great American               32%      20%     40%
       Communications Company - "GACC")
     General Cable Corporation                               (a)      45%     45%
     Spelling Entertainment Group Inc. ("Spelling")           -       (b)     48%

     (a) Sold in June 1994.
     (b) Sold in March 1993.

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

                      AMERICAN FINANCIAL CORPORATION 10-Q

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

B. Sales of Investees

   General Cable In June 1994, AFC sold its investment in General Cable common stock to an unaffiliated company for $27.6 million in cash. AFC realized a $1.7 million pretax gain on the sale (excluding its share of American Premier's loss on its sale of General Cable notes).

   American Premier In August 1993, AFEI, whose assets consisted primarily of investments in American Premier, General Cable and AAG, sold
   4.5 million shares of American Premier common stock in a secondary public offering. AFEI used the net proceeds of approximately $151 million to retire most of its debt. AFC recognized a pretax gain of $28 million, before minority interest, on the sale, including recognition of a portion of previously deferred gains related to sales of assets to American Premier from AFC subsidiaries.

   Spelling In March 1993, AFC sold its common stock investment in Spelling to Blockbuster Entertainment Corporation in exchange for 7.6 million shares of Blockbuster common stock and warrants to purchase an additional two million Blockbuster shares at $25 per share. AFC realized a $52 million pretax gain on the sale.

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

                                                  Nine months ended September 30,
        Revenues (a)                                    1994                1993
          Property and casualty insurance:
            Underwriting                          $1,013,591          $1,173,991
            Investment and other income              245,146             332,351
                                                   1,258,737           1,506,342
          Annuities (b)                              283,244             289,565
          Other                                       35,994             265,235
                                                   1,577,975           2,061,142
          Equity in net earnings (losses)
            of investee corporations                  (8,844)             76,314
                                                  $1,569,131          $2,137,456

        (a) See Notes A and B for a discussion of certain sales of subsidiaries and investees affecting the comparability of revenues in the table above.
        (b) Represents primarily investment income and realized gains.

D. Investee Corporations Investment in investee corporations represents AFC's ownership of securities of certain companies. All of the companies named in the following table are subject to the rules and regulations of the SEC. Market value of the investments was approximately $970 million and $940 million at September 30, 1994 and December 31, 1993, respectively. AFC's investment (and common stock ownership percentage) in these investees was as follows (dollars in thousands):

                                                    Investment (Ownership %)
                                                  September 30,      December 31,
                                                          1994              1993
        American Premier (a)                    $529,330 (40%)    $559,116 (41%)
        Chiquita                                 254,931 (46%)     277,854 (46%)
        Citicasters (a)                           66,684 (32%)      36,892 (20%)
        General Cable                              (b)              25,938 (45%)
                                                $850,945          $899,800

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

   In June 1994, AFEI purchased 1.2 million shares of Citicasters common stock for $23.9 million in cash.

                      AMERICAN FINANCIAL CORPORATION 10-Q

   Summarized financial information for AFC's major investees follows (in millions):

                                                Nine months ended September 30,
      American Premier                                 1994               1993
      Revenues                                       $1,304             $1,241
      Income (Loss) from Continuing Operations          (14)               192
      Discontinued Operations                            (1)                (1)
      Net Income (Loss)                                 (15)               191

   In connection with the acquisition of General Cable in June 1994 by an unaffiliated company, American Premier sold long-term notes receivable from General Cable to that company and recorded a $76 million pretax loss. American Premier's results for 1993 included a tax benefit of $125 million attributable to an increase in American Premier's net deferred tax asset.

                                                Nine months ended September 30,
      Chiquita                                         1994               1993
      Net Sales                                      $1,879             $1,966
      Operating Income                                  106                123
      Income (Loss) before Extraordinary Item           (14)                 9
      Extraordinary Item                                (23)                -
      Net Income (Loss)                                 (37)                 9

   Chiquita's 1994 results included charges and losses aggregating
   $57 million recorded in the third quarter resulting from the shutdown of non-productive banana farms in Honduras and a scaling back of Japanese operations.

E. Long-Term Debt  Long-term debt consisted of the following (in thousands):

                                               September 30,       December 31,
                                                       1994               1993
     American Financial Corporation (Parent Company):
       9-3/4% Debentures due 2004                  $203,759           $   -
       12% Debentures due 1999
          (including Series A and B)                120,463            189,099
       10% Debentures due 1999
          (including Series A)                       89,620            150,017
       12-1/4% Debentures due 2003                   51,556            128,294
       13-1/2% Debentures due 2004
          (including Series A)                         -                73,546
       Other                                         27,439             30,918
                                                   $492,837           $571,874
     Subsidiaries:
       Great American Holding Corporation          $334,117           $198,931
       American Annuity Group, Inc.                 182,435            225,862
       American Financial Enterprises, Inc.          12,000             15,000
       Other                                         59,313             42,339
                                                   $587,865           $482,132

   In April 1994, AFC completed an offer to issue 9-3/4% Debentures due

   April 20, 2004 in exchange for its publicly traded debentures. In the exchange offer, AFC issued approximately $203.8 million of the 9-3/4% Debentures. A cash premium of

                      AMERICAN FINANCIAL CORPORATION 10-Q

   $6.5 million on the debentures exchanged is included in extraordinary items in the Statement of Earnings. AFC also redeemed at par all 13-1/2% Debentures not tendered in the exchange for approximately $63.2 million in cash.

   At September 30, 1994, sinking fund and other scheduled principal payments on debt for the balance of 1994 and the subsequent five years were as follows (in thousands):

                         Parent
                        Company         Subsidiaries              Total
        1994           $  2,970             $  1,129           $  4,099
        1995                261               61,743             62,004
        1996                261                1,500              1,761
        1997              5,695               40,402             46,097
        1998                261              193,063            193,324
        1999            225,827               28,645            254,472

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

                                                      September 30,  December 31,
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

                      AMERICAN FINANCIAL CORPORATION 10-Q

   Robert D. Lindner's death at the same price as described under the "put" (but not less than $6.65 per share plus 10% compounded annually from April
   1983). Further, AFC has a right of first refusal on shares owned by members of the Group.

   At September 30, 1994, the Group owned 1,533,767 shares of AFC Common Stock and options to purchase an additional 762,500 shares. The aggregate purchase price for all shares covered by the put is included in "capital subject to mandatory redemption" and amounted to $38 million and $40 million at September 30, 1994 and December 31, 1993, respectively. Changes in the aggregate purchase price are charged or credited directly to retained earnings without affecting earnings.

G. Other Preferred Stock The outstanding shares of other preferred stock are nonvoting, cumulative and consisted of the following:

                                                    September 30,   December 31,
                                                            1994           1993
    Series F - $20.00 liquidation value per share;
     annual dividends per share $1.80; 10% may
     be retired annually at AFC's option between
     1994 and 1996.                                   13,744,754     13,753,254

    Series G - $10.50 liquidation value per share;
     annual dividends per share $1.05; may be
     retired at AFC's option.                            364,158        364,158

   In the second quarter of 1994, AFC purchased 8,500 shares of Series F Preferred Stock from a subsidiary's profit sharing plan for $159,000.

H. Common Stock At September 30, 1994, Carl H. Lindner and certain members of the Lindner family owned all of the outstanding Common Stock of AFC.

I. Extraordinary Items Extraordinary items consisted of the following (in thousands):

                                                           1994        1993
       Premium paid on AFC debentures exchanged         $ 6,454      $ -
       Loss on subsidiary's prepayment of debt
         (net of minority interest of $216 and $681)      1,448       4,559
       Share of loss on investee's prepayment of debt     9,036        -
                                                        $16,938      $4,559

J. Cash Flows - Fixed Maturity Investments "Investing activities" related to fixed maturity investments in AFC's 1994 Statement of Cash Flows consisted of the following (in thousands):

                                          Held to    Available
                                         Maturity     For Sale         Total
         Purchases                       $897,460     $398,778    $1,296,238
         Maturities and paydowns          142,561      167,911       310,472
         Sales                              7,781      536,158       543,939

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

LIQUIDITY AND CAPITAL RESOURCES

Ratios The ratio of AFC's (parent only) long-term debt to equity (excluding Capital Subject to Mandatory Redemption) was 1.14 at September 30, 1994, compared to 1.06 at December 31, 1993. Adding AFC's Capital Subject to Mandatory Redemption to its debt changes these ratios to 1.23 and 1.16; whereas, adding it to equity changes the ratios to 1.03 and .98 at those same dates. AFC's ratio of earnings to fixed charges on a total enterprise basis was 2.16 for the first nine months of 1994 compared to 2.62 for the entire year of 1993; ratios of earnings to fixed charges and preferred dividends were
1.79 and 2.26 for the same periods.

Sources of Funds A wholly-owned subsidiary, Great American Holding Corporation ("GAHC"), has a revolving credit agreement with several banks under which it can borrow up to $300 million. The credit line converts to a four-year term loan in December 1996 with scheduled principal payments to begin in March 1997. Borrowings under the credit line are made by GAHC and are advanced to AFC. The line is guaranteed by AFC and secured by 50% of the stock of Great American Insurance Company ("GAI"). GAHC had no outstanding borrowings under the agreement at December 31, 1993 and $135 million borrowed at September 30, 1994.

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

Approximately 95% of the bonds and redeemable preferred stocks held by AFC were rated "investment grade" (credit rating of AAA to BBB) at September 30, 1994. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade.

The cost basis of investments other than investees was determined after deducting cumulative provisions for impairment aggregating $45 million at September 30, 1994, and $47 million at December 31, 1993.

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

Pretax earnings in the first nine months of 1994 were $129 million less than in the comparable 1993 period, primarily due to (i) AFC's share ($54 million) of charges recorded by investees in 1994 (see "Investee Corporations" below),
(ii) GAI's $26 million charge in 1994 relating to a potential rate rollback liability in California, (iii) a $52 million pretax gain on the sale of Spelling in 1993, (iv) AFC's share ($49 million) of a tax benefit recorded by American Premier in the second and third quarters of 1993 and (v) a $28 million pretax gain resulting from AFEI's sale of 4.5 million shares of American Premier in 1993. These items were partially offset by a reduction in interest expense.

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

The combined underwriting ratio (statutory basis, after policyholders' dividends) of GAI and its property and casualty insurance subsidiaries was 101.9% for the first nine months of 1994 compared to 103.8% for the same period in 1993 and 103.9% for the entire year of 1993. The 1994 ratio does not reflect the third quarter charge for California's Proposition 103.

During the third quarter of 1994, the California Supreme Court upheld Proposition 103, an insurance reform measure passed by California voters in 1988. In addition to increasing rate regulation, Proposition 103 gives the California insurance commissioner power to mandate rate rollbacks for most lines of property and casualty insurance. Insurers will petition the United States Supreme Court for review; however, it is uncertain whether the case will be accepted. Although the ultimate outcome of the rate rollback regulations cannot be determined, GAI recorded a charge of $26 million (included in "Other Operating and General Expenses")in the third quarter of 1994 in response to the California court decision.

Property and casualty insurance premiums were $160 million less than in the first nine months of 1993, reflecting the deconsolidation of American Premier beginning in the second quarter of 1993. Insurance premiums for the remainder of AFC's insurance group increased $94 million (10%) and insurance expenses increased $71 million (7%). The increase in premiums was due to an increase in sales of specialized niche products and workers' compensation insurance and a decrease in the percentage of business ceded to reinsurers.

Investment Income Excluding American Premier, investment income increased $20 million (5%) from 1993 due to an increase in investments held.

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

Investee Corporations Equity in net earnings of investee corporations (companies in which AFC owns a significant portion of the voting stock) represents AFC's proportionate share of the investees' earnings and losses. AFC's equity in net earnings (losses) of investee corporations in the first nine months of 1994 includes its share ($28 million) of American Premier's loss on the sale of General Cable notes and its share ($26 million) of charges and losses recorded by Chiquita pertaining to the shutdown of banana farms in Honduras and a scaling back of operations in Japan. Included in AFC's equity in American Premier's earnings for the six months ended September 30, 1993, was $49 million representing AFC's share of an American Premier tax benefit.

Gains on Sales of Investee Corporations The gain on sale of investee corporation in 1994 represents a pretax gain on the sale of General Cable common stock. The gains on sales of investees in 1993 include (i) a pretax gain of $52 million in the first quarter on the sale of Spelling and (ii) a pretax gain of $28 million in the third quarter on the public sale by AFEI of
4.5 million shares of American Premier common stock.

Sales of Other Products and Services Sales of other products and services in 1993 represent American Premier's revenues from systems and software engineering services and the manufacture and supply of industrial products and services.

Benefits to Annuity Policyholders Benefits to annuity policyholders increased 4% over those of the comparable nine month period in 1993. An increase in average annuity policyholder funds accumulated has been partially offset by a decrease in the average crediting rate on these funds. The average crediting rate on funds held has decreased from 6.2% at December 31, 1992 to 5.3% at December 31, 1993 and 5.4% at September 30, 1994. The rate at which interest is credited on annuity policyholders' funds is subject to change based on management's judgment of market conditions.

Interest on Borrowed Money The decrease in interest expense is due primarily to the deconsolidation of American Premier, repayments of borrowings by AFC and certain subsidiaries and the AFC debt exchange in 1994. Interest expense included in AFC's Statement of Earnings was comprised of (in millions):

                                                    Nine months ended
                                                       September 30,
                                                       1994      1993
        AFC Parent                                    $43.7    $ 53.3
        Great American Holding Company                 17.2      17.8
        Great American Insurance                        9.3      10.4
        American Premier                                 -       17.2
        American Annuity                               16.3      15.3
        American Financial Enterprises                   .5       9.6
        Other Companies                                  .1        .9
                                                      $87.1    $124.5

                      AMERICAN FINANCIAL CORPORATION 10-Q

                     Management's Discussion and Analysis
         of Financial Condition and Results of Operations - Continued


Other Operating and General Expenses Included in operating and general expenses in the first nine months of 1994 and 1993 are charges of $5.9 million and $32.9 million, respectively, for minority interest. Also included are (i) a charge of $26 million in 1994 for Proposition 103, (ii) a credit of $9.1 million in 1994 for units outstanding under AFC's Book Value Incentive Plan and (iii) a charge of $8 million in 1993 for the estimated costs of moving AAG's annuity operations from Los Angeles to Cincinnati.

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

                      AMERICAN FINANCIAL CORPORATION 10-Q
                                    PART II
                               OTHER INFORMATION


Items pertaining to Part II of this form have been omitted since they are either inapplicable or not required.





                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized.


                                        American Financial Corporation



November 14, 1994                       BY:/s/ FRED J. RUNK
                                           Fred J. Runk
                                           Vice President and Treasurer