Form 10-K405
period 1994-12-31
AMERICAN FINANCIAL CORP
filed 1995-04-04
CIK 5016

THIS DOCUMENT IS A COPY OF THE FORM 10-K FILED ON APRIL 3, 1995 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


For the Fiscal Year Ended
Commission File December 31, 1994
No. 1-7361


                         AMERICAN FINANCIAL CORPORATION


Incorporated under                                          IRS Employer I.D.
the Laws of Ohio                                            No. 31-0624874

                 One East Fourth Street, Cincinnati, Ohio 45202
                                 (513) 579-2121

Securities Registered Pursuant to Section 12(b) of the Act:

                                                                                         Name of Each Exchange
      Title of Each Class                                                                on which Registered
      -------------------                                                                -------------------
      Nonvoting Cumulative Preferred Stock:
        Series E, F and G                                                                Cincinnati and Pacific
      9-1/2% Debentures due April 22, 1999                                               Cincinnati and Pacific
      9-3/4% Debentures due April 20, 2004                                               Cincinnati and Pacific
      10% Debentures due October 20, 1999                                                Cincinnati and Pacific
      10% Debentures Series A due October 20, 1999                                       Cincinnati and Pacific
      12% Debentures due September 3, 1999                                               Cincinnati and Pacific
      12% Debentures Series A due September 3, 1999                                      Cincinnati and Pacific
      12% Debentures Series B due September 3, 1999                                      Cincinnati and Pacific
      12-1/4% Debentures due September 15, 2003                                          Cincinnati and Pacific

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---     ---

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and need not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of March 1, 1995, there were 18,971,217 shares of Common Stock outstanding, all of which were privately owned.


                   Documents Incorporated by Reference:  None

                         AMERICAN FINANCIAL CORPORATION

                             INDEX TO ANNUAL REPORT

                                  ON FORM 10-K



Part I                                                                                                  Page
                                                                                                        ----
  Item  1 - Business:
                    Introduction                                                                          1
                    Great American Insurance Group                                                        3
                    American Annuity Group and Great American
                      Life Insurance Company                                                             14
                    American Premier                                                                     17
                    Chiquita Brands International                                                        21
                    Citicasters                                                                          23
                    Other Companies                                                                      25
                    Investment Portfolio                                                                 26
                    Seasonality                                                                          28
                    Competition                                                                          28
                    Regulation                                                                           28
  Item  2 - Properties                                                                                   31
  Item  3 - Legal Proceedings                                                                            32
  Item  4 - Submission of Matters to a Vote of Security Holders                                           *


Part II
  Item  5 - Market for Registrant's Common Equity and Related
                  Stockholder Matters                                                                    33
  Item  6 - Selected Financial Data                                                                      33
  Item  7 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations:
                      General                                                                            34
                      1995 Merger                                                                        34
                      Liquidity and Capital Resources                                                    35
                      Results of Operations                                                              40
  Item  8 - Financial Statements and Supplementary Data                                                  45
  Item  9 - Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                                                     *


Part III
  Item 10 - Directors and Executive Officers of the Registrant                                           46
  Item 11 - Executive Compensation                                                                       47
  Item 12 - Security Ownership of Certain Beneficial Owners
                    and Management                                                                       47
  Item 13 - Certain Relationships and Related Transactions                                               47


Part IV
  Item 14 - Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                                                    S-1



* The response to this Item is "none".

                                     PART I

                                     ITEM 1

                                    Business
                                    --------
Introduction
- ------------
       American Financial Corporation ("AFC") was incorporated as an Ohio Corporation in 1955. Its address is One East Fourth Street, Cincinnati, Ohio, 45202; its phone number is (513) 579-2121. At December 31, 1994, Carl H. Lindner and certain members of the Lindner family owned all of the outstanding Common Stock of AFC (See "1995 merger" below).

       AFC is a holding company operating through wholly-owned and majority-owned subsidiaries and other companies in which it holds significant minority ownership interests. These companies operate in a variety of financial businesses, including property and casualty insurance, annuities, and portfolio investing. In non-financial areas, these companies have substantial operations in the food products industry and radio and television station operations.

1995 Merger

       On March 23, 1995, shareholders of American Premier Underwriters, Inc. ("American Premier") approved the merger of AFC with a newly formed subsidiary of American Premier Group, Inc. ("New American Premier"), another new company formed to own 100% of the common stock of both AFC and American Premier. Consummation of the merger is pending receipt of a ruling from the Internal Revenue Service which is expected at the end of March or early April. In the transaction, Carl H. Lindner and members of his family, who own 100% of the common stock of AFC, will exchange their AFC Common Stock for approximately 55% of New American Premier voting common stock. Shareholders of American Premier, including AFC and its subsidiaries, will receive shares of New American Premier stock on a one-for-one basis. As a result of the merger, AFC and its subsidiaries will own 18.7 million shares of the common stock of New American Premier which, as long as AFC is owned by New American Premier, generally will not be eligible to vote.

       AFC will continue to be a separate SEC reporting company with publicly traded debentures and preferred stock. Holders of AFC Series F and G Preferred Stock will be granted voting rights equal to approximately 21% of the total voting power of AFC shareholders immediately prior to the merger. AFC and New American Premier have stated that following completion of the transaction they will likely redeem substantial amounts of the debt of American Premier, AFC and AFC's wholly-owned subsidiaries.

General

       Generally, companies have been included in AFC's consolidated financial statements when AFC's ownership of voting securities has exceeded 50%; for investments below that level but above 20%, AFC has accounted for the investments as investees. (See Note F to AFC's financial statements). The following table shows AFC's percentage ownership of voting securities of its significant affiliates over the past several years:

                                                                    Ownership at December 31,
                                                            -------------------------------------
                                                             1994       1993         1992        1991        1990
                                                             ----       ----         ----        ----        ----
Great American Insurance Group                               100%       100%         100%        100%        100%
Great American Life Insurance Company                         (a)        (a)          (a)        100%        100%
American Annuity Group                                        80%        80%          82%         39%         32%
American Financial Enterprises                                83%        83%          83%         82%         82%
American Premier Underwriters                                 42%        41%          51%         50%         42%
Chiquita Brands International                                 46%        46%          46%         48%         54%
Citicasters (formerly Great American                          37%        20%          40%         40%         65%
  Communications "GACC")
General Cable                                                 (b)        45%          45%          -           -
Spelling Entertainment Group                                   -         (c)          48%         53%         53%

(a)     Sold to American Annuity Group in December 1992.
(b) Sold in June 1994. 100%-owned by American Premier prior to spin-off in July 1992. Ownership percentage excludes shares held by American Premier for future distribution aggregating 12%.
(c)     Sold in March 1993.

       The following summarizes the more significant changes in ownership percentages shown in the above table.

       American Annuity Group Between 1990 and 1992, American Annuity disposed of its manufacturing operations and on December 31, 1992, purchased Great American Life Insurance Company ("GALIC") from Great American Insurance Company ("GAI"). In connection with the acquisition, GAI purchased 5.1 million shares of American Annuity's common stock pursuant to a cash tender offer and 17.1 million additional shares directly from American Annuity.

       American Premier Underwriters In 1991, American Premier repurchased and retired approximately 6 million shares of its common stock. During 1991, AFC purchased an additional 1.6 million shares of American Premier common. In 1993, American Financial Enterprises, Inc. ("AFEI") sold 4.5 million shares of American Premier common stock in a secondary public offering.

       Chiquita Brands International In 1991, Chiquita sold 5 million shares of its stock in a public offering.

       Citicasters In 1991, GACC issued 21.6 million common shares in connection with debt restructurings. In December 1993, GACC completed a joint prepackaged plan of reorganization. Under the terms of the restructuring, GACC's outstanding stock was reduced in a 1-for-300 reverse split. In the restructuring, AFC's previous holdings of GACC stock and debt were exchanged for 20% of the new common stock. In June 1994, AFEI purchased 1.2 million shares of Citicasters common stock. In the second half of 1994, Citicasters repurchased and retired approximately 2.4 million shares of its common stock.

       General Cable In 1992, American Premier distributed to its shareholders approximately 88% of the stock of General Cable, which was formed to own certain of American Premier's manufacturing businesses. AFC and its subsidiaries received approximately 45% of General Cable in the spin-off. In 1994, an unaffiliated company acquired all of the common stock of General Cable including AFC's and the 12% which had been retained by American Premier.

       Spelling Entertainment Group  During 1992, The Charter Company issued
5.8 million shares of its common stock in a merger with Spelling Entertainment Inc., resulting in AFC's ownership of Charter being decreased below 50%. Subsequent to the merger, Charter changed its name to Spelling Entertainment Group Inc. ("Spelling") to reflect the nature of its business. In 1993, AFC sold its common stock investment in Spelling to Blockbuster Entertainment Corporation.

_______________________________________________________


       The following discussion concerning AFC's businesses is organized along the lines of the major company investments as shown in the table above. Reference to the table and to AFC's consolidated financial statements is recommended for a better understanding of this section and Item 6 - "Selected Financial Data".

Great American Insurance Group
- -------------------------------
       AFC's primary insurance business is multi-line property and casualty insurance, headed by Great American Insurance Company ("GAI"). Hereafter, GAI and its property and casualty insurance subsidiaries will be referred to collectively as "Great American". They employ approximately 3,500 persons.

       According to the most recent ranking published in "Best's Review", Great American was the 43rd largest among all property and casualty insurance groups operating in the United States on the basis of total net premiums written in 1993. GAI is rated "A" (Excellent) by A.M. Best Company, Inc. This rating is given to companies that "have a strong ability to meet their obligations to policyholders over a long period of time".

       On December 31, 1990, GAI sold its non-standard automobile insurance group ("NSA group") to American Premier. The NSA group accounted for approximately one-fourth of Great American's earned premiums and had a 1990 statutory combined ratio of 95.5%. Data in this section includes the NSA Group for the period it was owned by GAI.

       Unless otherwise indicated, all tables concerning insurance are presented on the statutory basis prescribed by the National Association of Insurance Commis-sioners and each insurer's domiciliary state. In general, this method results in lower capital surplus and net earnings than result from application of generally accepted accounting principles ("GAAP") which are utilized in preparing the financial statements found elsewhere herein. These differences include charging policy acquisition costs to expense as incurred rather than spreading the costs over the periods covered by the policies, netting of reinsurance recoverables and prepaid reinsurance premiums against the corresponding liability, requiring additional loss reserves, establishing valuation reserves for investments held by life insurance subsidiaries and charging to surplus certain assets, such as furniture and fixtures and agents' balances over 90 days old.

       The following table shows (in millions) the performance of Great American in various categories. While financial data is reported on a statutory basis for insurance regulatory purposes, it is reported in accordance with GAAP for shareholder and other investment purposes.

                                             1994           1993           1992            1991           1990
                                             ----           ----           ----            ----           ----
Statutory Basis
- ---------------
Premiums Earned                            $1,376         $1,243         $1,220          $1,214         $1,635
Admitted Assets                             4,139          3,884          3,760           3,893          3,644
Unearned Premiums                             668            562            517             514            521
Loss and Loss Adjustment
  Expense Reserves                          2,206          2,144          2,151           2,194          2,200
Capital and Surplus                           943            887            851             840            688

GAAP Basis
- ----------
Premiums Earned                            $1,379         $1,241         $1,220          $1,197         $1,619
Total Assets                             5,819(*)       5,385(*)       5,299(*)           4,518          4,438
Unearned Premiums                          825(*)         675(*)         595(*)             506            512
Loss and Loss Adjustment
  Expense Reserves                       2,917(*)       2,724(*)       2,670(*)           2,129          2,137
Shareholder's Equity                        1,548          1,464          1,439           1,261          1,270

(*)   Grossed up for reinsurance recoverables in accordance with a change in accounting rules.

Underwriting

       The profitability of a property and casualty insurance company depends on two main areas of operation: underwriting of insurance and investment of assets. Underwriting profitability is measured by the combined ratio which is a sum of the ratio of underwriting expenses to premiums written and the ratio of losses and loss adjustment expenses to premiums earned. When the combined ratio is under 100%, underwriting results are generally considered profitable; when the ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio does not reflect investment income, other income or federal income taxes. The following table shows certain underwriting data of Great American (dollars in millions). Insurance ratios computed on a GAAP basis are not significantly different from the statutory ratios presented below.

                                                1994           1993            1992          1991            1990
                                                ----           ----            ----          ----            ----
Premiums Written                              $1,482         $1,287          $1,224        $1,202          $1,712
Premiums Earned                                1,376          1,243           1,220         1,214           1,635

Loss Ratio                                     58.1%          58.7%           59.3%         57.9%           62.4%
Loss Adjustment Expense Ratio                   14.1           12.1            11.9          12.1            11.1
Underwriting Expense Ratio                      30.8           33.1            33.3          32.4            30.4
Combined Ratio                                 103.0          103.9           104.5         102.4           103.9
Combined Ratio (after
  policyholders' dividends):
    Great American                             103.6          103.9           105.0         103.2           104.8
    Industry (stock
      companies)(*)                            109.4          107.9           119.1         109.5           109.4

(*) Source:        "Best's Aggregates & Averages - Property/Casualty" (1994
                   Edition); 1994 is an estimate (industry wide) from "Best
                   Week Property/Casualty Supplement" (1/11/95 Edition)

       As shown in the table above, Great American's underwriting results, although not profitable, have been significantly better than the industry's. Great American's results reflect an emphasis on writing commercial lines coverages of specialized niche products where company personnel are experts in particular lines of business. During 1994, approximately half of Great American's premiums were written in these specialized niche product areas.

       Certain natural disasters (hurricanes, tornados, floods, forest fires, etc.) and other incidents of major loss (explosions, civil disorder, fires, etc.) are classified as catastrophes by industry associations. Losses from these incidents are usually tracked separately from other business of insurers because of their sizable effects on overall operations. Major catastrophes in recent years included the Northridge, California earthquake and winter storms in 1994; flooding in the Midwest in 1993; Hurricanes Andrew and Iniki, Chicago flooding, and Los Angeles civil disorder in 1992 and Oakland fires in 1991. Total net losses to AFC's insurance operations from catastrophes were $51 million in 1994; $26 million in 1993; $42 million in 1992; $22 million in 1991; and $13 million in 1990. These amounts are included in the tables herein.

       Insurance regulations in various states require prior approval of premium rate increases on approximately two-thirds of Great American's personal lines business which represents about one-fourth of Great American's total business. The commercial business generally does not require prior approval, although a number of states impose some degree of review of commercial rates.

       Information for the major classes of business written by Great American follows (dollars in millions). Losses incurred and loss ratios exclude loss adjustment expenses. Combined ratios are stated before policyholders' dividends.

                                             1994           1993           1992            1991          1990
                                             ----           ----           ----            ----          ----
Auto Liability and Physical
 Damage (A)
  Premiums Written                           $453           $424           $397            $364          $820
  Premiums Earned                             436            403            389             362           785
  Losses Incurred                             263            249            259             187           504
  Loss Ratio                                60.3%          61.8%          66.6%           51.5%         64.1%
  Combined Ratio                           104.2%         103.4%         107.7%           92.2%        102.5%

Property and Multiple
 Peril (B)
  Premiums Written                           $407           $349           $329            $368          $387
  Premiums Earned                             381            337            347             378           374
  Losses Incurred                             240            189            228             235           203
  Loss Ratio                                63.0%          56.0%          65.6%           62.3%         54.3%
  Combined Ratio                           111.4%         103.9%         117.3%          110.6%        102.4%

Workers' Compensation and
 Other Liability (C)
  Premiums Written                           $424           $343           $349            $349          $390
  Premiums Earned                             373            338            349             357           369
  Losses Incurred                             191            216            173             235           267
  Loss Ratio                                51.2%          64.1%          49.6%           65.7%         72.6%
  Combined Ratio                            90.8%         108.5%          92.7%          109.9%        114.8%

All Other (D)
  Premiums Written                           $198           $171           $149            $121          $115
  Premiums Earned                             186            165            135             117           107
  Losses Incurred                             105             75             64              46            47
  Loss Ratio                                56.4%          45.5%          47.6%           38.8%         43.9%
  Combined Ratio                           108.6%          95.4%          93.1%           82.0%         87.8%

(A) Includes related bodily injury and property damage. -- Unusually low Combined Ratio in 1991 generally reflects the effects of a program to reduce exposure to certain commercial "bad risk" groups while retaining previous pricing, followed by reductions in pricing in later years.

(B) Includes extended coverage, tornado, windstorm, cyclone, hail on growing crops, personal multiple peril, riot and civil commotion, vandalism and malicious mischief, and sprinkler leakage and water damage. -- Unusually high Combined Ratio in 1992 generally reflects the effects of Hurricanes Andrew and Iniki.

(C) Includes other bodily injury, property damage, directors and officers' liability and collateral protection. -- Unusually low Combined Ratios in 1992 and 1994 generally reflect reductions in redundant reserves on certain matured lines of commercial liability coverages written in the late 1980s and general improvement in 1994 in workers' compensation due to industry-wide reforms, improved rate structures, and favorable trends in medical care inflation and incidents of fraud, along with emphasis on specific programs (i.e. Drug- Free Workplace) and a focus on profitable pockets of business and classes.

(D) Includes accident and health, credit, burglary, glass, earthquake, aircraft physical damage and boiler and machinery. -- Unusually low Combined Ratio in 1991 generally reflects especially good operations for the Inland Marine and

                                        6

       Surety operations. Unusually high Combined Ratio in 1994 generally reflects the effects of the Northridge, California earthquake and poor results from an industrial risk pool arrangement.

       The following table shows the ratio of net premiums written to policy-holders' surplus for Great American and the industry on a consolidated basis. Increases in this ratio beyond the informal industry standard of 3:1 may cause insurance commissioners to require companies to reduce underwriting activities or obtain additional capitalization.

                                               1994            1993           1992            1991           1990
                                               ----            ----           ----            ----           ----

Great American                                 1.57            1.45           1.44            1.43           2.49
Industry (stock companies) (*)                 1.35            1.22           1.29            1.33           1.53

(*)  Source:       "Best's Aggregates & Averages - Property/Casualty"; 1994 is
                   an estimate (industry wide) from "Best Week
                   Property/Casualty Supplement" (1/11/95 Edition)

       Great American is represented by several thousand agents and brokers who are paid on a commission basis; most also represent other insurance companies. The geographical distribution of direct premiums written in 1994 compared to 1990, before giving effect to reinsurance, was as follows (dollars in millions):

                                                               1994                                1990
                                                        ------------------                  ------------------
      Location                                       Premiums          %                 Premiums          %
      --------                                       --------       ------               --------       ------
      California                                      $  250         12.7%                 $  198        10.6%
      Texas                                              242         12.3                      59         3.2
      New York                                           169          8.6                     107         5.8
      Connecticut                                        124          6.3                     127         6.8
      Pennsylvania                                       108          5.5                      45         2.4
      New Jersey                                         102          5.2                      78         4.2
      North Carolina                                      94          4.8                     104         5.6
      Massachusetts                                       68          3.5                      40         2.2
      Florida                                             68          3.5                     123         6.6
      Illinois                                            62          3.2                      67         3.6
      Michigan                                            59          3.0                      67         3.6
      Ohio                                                55          2.8                      71         3.8
      Oklahoma                                            53          2.7                      89         4.8
      Maryland                                            40          2.1                      37         2.0
      Washington                                           *           *                       40         2.2
      Georgia                                              *           *                      103         5.5
      Virginia                                             *           *                       49         2.6
      Tennessee                                            *           *                       45         2.4
      Alabama                                              *           *                       41         2.2
      Indiana                                              *           *                       39         2.1
      All others, including foreign,
        each less than 2%                                468         23.8                     331        17.8
                                                      ------        -----                  ------       -----

                                                      $1,962        100.0%                 $1,860       100.0%
                                                      ======        =====                  ======       =====

      (*) Less than 2%.
                                                7

       In August 1994, the California Supreme Court upheld Proposition 103, an insurance reform measure passed by California voters in 1988. In addition to increasing rate regulation, Proposition 103 gives the California insurance commissioner power to mandate rate rollbacks for most lines of property and casualty insurance. By its terms, Proposition 103 does not affect workers' compensation insurance. On March 22, 1995, Great American signed a settlement agreement with the California Department of Insurance setting its refund obligation at $19 million. The agreement is expected to become final in April, following a required waiting period.

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

      The liability for losses and LAE for certain long-term scheduled payments under workers' compensation, auto liability and other liability insurance has been discounted at rates ranging from 4% to 8%. As a result, the total liability for losses and LAE at December 31, 1994, 1993 and 1992 has been reduced by $71 million, $56 million and $51 million, respectively.

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

      The following table provides an analysis of changes in the liability for losses and LAE, net of reinsurance (and grossed up), over the past three years on a GAAP basis (in millions):

                                                                            1994           1993          1992
                                                                            ----           ----          ----

       Balance at beginning of period                                     $2,113         $2,123        $2,129

       Provision for losses and loss adjustment
         expenses occurring in the current year                            1,027            879           882
       Net decrease in provision for claims
         occurring in prior years                                           (40)            (3)          (14)
                                                                         ------         ------        ------
                                                                             987            876           868
       Payments for losses and loss adjustment
         expenses occurring during:
           Current year                                                    (381)          (320)         (313)
           Prior years                                                     (532)          (566)         (561)
                                                                         ------         ------        ------
                                                                           (913)          (886)         (874)
                                                                         ------         ------        ------

       Balance at end of period                                           $2,187         $2,113        $2,123
                                                                          ======         ======        ======

       Add back reinsurance recoverables                                     730            611           547
                                                                          ------         ------        ------

       Unpaid losses and LAE included in
         Balance Sheet, gross of reinsurance                              $2,917         $2,724        $2,670
                                                                          ======         ======        ======


       Major components of the net decrease in the provision for claims occurring in prior years as reflected in the table above were as follows (dollars in millions):

                                                                            1994           1993          1992
                                                                            ----           ----          ----
       Adjustment for reserve data reported
         by reinsureds and involuntary
         pools and associations                                              $28            $45           $32
       Adjustment for claim payments and antici-
         pated claim payments in amounts less
         than previously anticipated                                        (73)           (53)          (47)
       Amortization of discount on certain
         long-term reserves                                                    5              5             1
                                                                             ---            ---           ---

       Net decrease                                                        ($40)          ($ 3)         ($14)
                                                                            ===            ===           ===

       Net decrease as a percent of
         prior year's liability                                           (1.9%)         (0.1%)        (0.7%)

    The following table presents the development of the liability for losses and LAE, net of reinsurance, on a GAAP basis for the last ten years. The top line of the table shows the estimated liability (in millions) for unpaid losses and LAE recorded at the balance sheet date for the indicated years. The second line shows the re-estimated liability as of December 31, 1994. The remainder of the table presents development as percentages of the estimated liability. The development results from additional information and experience in subsequent years. The middle line shows a cumulative deficiency (redundancy) which represents the aggregate percentage increase (decrease) in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods as a percentage of the original loss reserve liability.

                                  1984     1985    1986     1987    1988     1989   1990    1991    1992    1993     1994
                                  ----     ----    ----     ----    ----     ----   ----    ----    ----    ----     ----
LIABILITY FOR UNPAID LOSSES
AND LOSS ADJUSTMENT EXPENSES:
- -----------------------------
  AS ORIGINALLY ESTIMATED       $1,302   $1,605  $1,843   $2,024  $2,209   $2,246 $2,137  $2,129  $2,123  $2,113   $2,187
  AS RE-ESTIMATED AT
    DECEMBER 31, 1994            2,101    2,379   2,250    2,214   2,275    2,271  2,120   2,086   2,085   2,073      N/A

LIABILITY RE-ESTIMATED AS OF:
- -----------------------------
  ONE YEAR LATER  . . . .   108.2%  109.2%   102.7%  102.5%    99.8%  100.4%   98.6%   99.3%   99.9%   98.1%
  TWO YEARS LATER . . . .   120.5%  116.7%   107.3%  103.6%   100.0%   99.3%   97.7%   98.7%   98.2%
  THREE YEARS LATER . . .   126.2%  123.4%   109.7%  103.1%    99.7%   98.4%   97.4%   98.0%
  FOUR YEARS LATER  . . .   132.8%  129.9%   110.8%  102.5%    98.7%   98.2%   99.2%
  FIVE YEARS LATER  . . .   138.8%  132.3%   111.8%  102.6%    99.1%  101.1%
  SIX YEARS LATER . . . .   142.2%  134.8%   112.7%  103.5%   103.0%
  SEVEN YEARS LATER . . .   145.5%  136.6%   115.3%  109.4%
  EIGHT YEARS LATER . . .   148.1%  140.7%   122.1%
  NINE YEARS LATER  . . .   153.0%  148.2%
  TEN YEARS LATER . . . .   161.4%

CUMULATIVE DEFICIENCY
  (REDUNDANCY)               61.4%   48.2%    22.1%     9.4%    3.0%    1.1%   (.8%)   (2.0%)  (1.8%)  (1.9%)     N/A
                            ======  ======   ======   ======   =====   =====  =====    =====   =====   =====    =====


CUMULATIVE PAID AS OF:
- ----------------------
  ONE YEAR LATER  . . . .    44.8%   45.5%    33.0%   29.2%    29.4%   32.3%   26.1%   26.4%   26.7%   25.2%
  TWO YEARS LATER . . . .    68.3%   69.0%    52.5%   49.0%    48.6%   48.2%   43.2%   43.0%   43.7%
  THREE YEARS LATER . . .    87.0%   84.6%    67.7%   63.5%    59.8%   59.2%   55.3%   55.4%
  FOUR YEARS LATER  . . .    99.6%   96.6%    79.3%   72.2%    67.9%   67.6%   64.8%
  FIVE YEARS LATER  . . .   109.3%  106.4%    86.4%   78.5%    74.0%   74.3%
  SIX YEARS LATER . . . .   117.7%  112.4%    91.9%   83.6%    79.5%
  SEVEN YEARS LATER . . .   123.3%  117.3%    96.1%   87.7%
  EIGHT YEARS LATER . . .   127.9%  121.3%   100.0%
  NINE YEARS LATER  . . .   131.8%  125.2%
  TEN YEARS LATER . . . .   135.9%


        This table does not present accident or policy year development data. Further-more, in evaluating the re-estimated liability and cumulative deficiency (redundancy), it should be noted that each percentage includes the effects of changes in amounts for prior periods. For example, a deficiency related to losses settled in 1994, but incurred in 1984, would be included in the re-estimated liability and cumulative deficiency percentage for each of the years 1984 through 1993. Conditions and trends that have affected development of the liability in the past may not necessarily exist in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

        The adverse development in earlier years in the table above was partially caused by the effect of higher than projected inflation on medical, hospitalization, material, repair and replacement costs. Additionally, changes in the legal environment have influenced the development patterns over the past ten years. Two significant changes in the early to mid-1980s were the trend towards an adverse litigious climate and the change from contributory to
                                      10

       The adverse litigious climate is evidenced by an increase in lawsuits and damage awards, changes in judicial interpretation of legal liability and of the scope of policy coverage, and a lengthening of time it takes to settle cases. In addition, a trend has developed in the manner and timeliness of first claim notices. Historically, the first notification of claim came directly from the claimant; in recent years, however, there has been a gradual increase in the number of notifications in the form of direct legal action.
Not only has this notification been less timely, it has been more adversarial in nature.

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

       The differences between the liability for losses and LAE reported in the annual statements filed with the state insurance departments in accordance with statutory accounting principles ("SAP") and that reported in the accompanying consolidated financial statements in accordance with GAAP at December 31, 1994, are as follows (in millions):

Liability reported on a SAP basis                                                               $2,206

  Additional discounting of GAAP reserves in excess
    of the statutory limitation for SAP reserves                                                   (18)
  Estimated salvage and subrogation recoveries recorded on
    a cash basis for SAP and on an accrual basis for GAAP                                           (1)
  Reinsurance recoverables                                                                         730
                                                                                                ------

Liability reported on a GAAP basis                                                              $2,917
                                                                                                ======

Asbestos and Environmental

       The insurance industry typically includes only claims relating to polluted waste sites and asbestos in defining environmental exposures. Great American extends this definition to include claims relating to breast implants, repetitive stress on keyboards, DES (a drug used in pregnancies years ago alleged to cause cancer and birth defects), and other latent injuries ("A&E").

       Establishing reserves for A&E claims is subject to uncertainties that are greater than those presented by other types of claims. Factors contributing to those uncertainties include a lack of historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure, unresolved legal issues regarding policy coverage, and the extent and timing of any such contractual liability. Courts have reached different and sometimes inconsistent conclusions as to when the loss occurred and what policies provide coverage, what claims are covered, whether there is an insured obligation to defend, how policy limits are determined and other policy provisions. Management believes these issues are not likely to be resolved in the near future.

       Prior to the fourth quarter of 1994, Great American maintained reserves only on its reported A&E claims; reserves for claims incurred but not reported ("IBNR") were not allocated to A&E claims. Following completion of a detailed analysis in the fourth quarter, Great American allocated a specific portion of its IBNR reserves to A&E claims. Based on known facts and current law, management believes that its reserves for such claims are adequate.

       The following table is a progression of reserves (in millions) for exposures for which Great American has been held liable under general liability policies written years ago where environmental coverage was not intended and, in many cases, was specifically excluded.

                                                                       1994            1993           1992
                                                                       ----            ----           ----
             Reserves at beginning of year                           $141.5          $142.6         $141.3
             Incurred losses and LAE                                  118.3            36.4           27.9
             Paid losses and LAE                                      (33.0)          (37.5)         (26.6)
                                                                    ------           -----          -----
             Reserves at end of year, net of
               reinsurance recoverable                                226.8           141.5          142.6
             Reinsurance recoverable                                  155.0           106.9           86.9
                                                                     ------          ------         ------
             Gross reserves at end of year                           $381.8          $248.4         $229.5
                                                                     ======          ======         ======

       Since the mid-1980's, Great American has also written certain environmental coverages (asbestos abatement and underground storage tank liability) in which the premium charged is intended to provide coverage for the specific environ- mental exposures inherent in these policies. The business has been profitable since its inception. To date, approximately $160 million of premiums has been written and reserves for unpaid losses and LAE aggregated $56 million at December 31, 1994 (not included in the above table).

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

       In addition to various facultative reinsurance coverages, GAI has current treaty reinsurance programs which generally provide for retention maximums. For workers' compensation policies, the retention maximum is $5 million per loss occurrence with reinsurance coverage for the next $45 million. For all other casualty policies, the retention maximum is $5 million per loss occurrence with reinsurance coverage for the next $15 million. For property coverages, the retention is $5 million per risk with reinsurance coverage for the next $25 million; for catastrophe coverage on property risks, the retention is $20 million with reinsurance covering 91% of the next $110 million in losses. Contracts relating to reinsurance are subject to periodic renegotiation.
                                      12

       Included in "recoverables from reinsurers and prepaid reinsurance premiums" were $75 million on paid losses and LAE and $730 million on unpaid losses and LAE at December 31, 1994. The collectibility of a reinsurance balance is based upon the financial condition of a reinsurer as well as individual claim considerations. Market conditions over the past few years have forced many reinsurers into financial difficulties or liquidation proceedings. At December 31, 1994, Great American had an allowance of approximately $79 million for doubtful collection of reinsurance recoverables. Great American regularly monitors the financial strength of its reinsurers. This process periodically results in the transfer of risks to more financially secure reinsurers. Great American's major reinsurers include American Re-Insurance Company, Employers Reinsurance Corporation, General Reinsurance, Mitsui Marine and Fire Insurance Company, Ltd. and Taisho Marine & Fire Insurance Company. Management believes that this present group of reinsurers is financially sound.

       Premiums written for reinsurance ceded and assumed are presented in the following table (in millions):

                                                          1994         1993         1992         1991        1990
                                                          ----         ----         ----         ----        ----
Reinsurance ceded to:
  Non-affiliates                                          $402         $333         $272         $221        $201
  Affiliates                                               161           89           56           63          18
Reinsurance assumed - primarily
  non-voluntary pools and associations                      83           61           71           55          71

       All of the Texas business written by two companies controlled and managed by Great American is "ceded to" Great American. These companies ceded written premiums of $63 million in 1993, $17 million in 1992, $8 million in 1991 and $8 million in 1990. Beginning in 1994, statutory guidelines require that this business be reported as direct, rather than assumed, due to the relationship of these companies with Great American. Prior year amounts have been reclassified to conform with the current year's presentation.

Investment Results

       The following table, prepared on a GAAP basis, shows the performance of Great American's investment portfolio, excluding equity investments in affiliates (dollars in millions):

                                                          1994         1993         1992         1991        1990
                                                          ----         ----         ----         ----        ----

Average Cash and Investments at Cost                    $2,614       $2,475       $2,326       $2,220      $2,277
Investment Income                                          205          202          203          186         211
Net Realized Gains (Losses)                                 45           43           58            3         (91)
Credit (Provision) for Impairment on
  Investments                                               -            (2)          32          (85)        (69)
Percentage Earned:
  Excluding Realized Gains (Losses) (A)                    7.8%         8.2%         8.7%         8.4%        9.3%
  Including Realized Gains (Losses) (A)                    9.6%         9.9%        11.2%         8.5%        5.3%
  Including Realized Gains (Losses)
    and Credit (Provision) for
    Impairment on Investments                              9.6%         9.9%        12.6%         4.7%        2.3%
Increase (Decrease) in Unrealized
  Gains on Marketable Securities
  (Net of Realized Gains and Losses)                     ($105)         $84          $61        ($110)       ($41)

(A) Excludes provision for losses on investments.

_____________________________________________________

American Annuity Group and Great American Life Insurance Company

       Data in this section relating to the period following the sale of GALIC to American Annuity generally has been taken from American Annuity's 1994 Form 10-K.

General

       American Annuity is a holding company whose primary asset is the capital stock of GALIC which it acquired from GAI on December 31, 1992. GALIC sells annuities primarily to employees of qualified not-for-profit organizations. GALIC is currently rated "A" (Excellent) by A.M. Best. American Annuity and its subsidiaries employ approximately 440 persons.

       The following table (in millions) presents information concerning GALIC on a GAAP basis, unless otherwise noted.

                                                    1994          1993          1992          1991          1990
                                                    ----          ----          ----          ----          ----
Total Assets (A)                                  $5,071        $4,883        $4,436        $4,686        $3,847
Annuity Policyholders' Funds
  Accumulated                                      4,615         4,257         3,974         3,727         3,398
GAAP Stockholders' Equity                            449           520           418           358           355
Statutory Basis:
  Capital and Surplus                                256           251           216           219           192
  Asset Valuation Reserve (B)(C)                      80            70            71           112            10
  Interest Maintenance Reserve (C)                    28            36            17            -             -

Annuity Receipts:
  Flexible Premium:
    First Year                                      $ 39          $ 47          $ 48          $ 67          $ 73
    Renewal                                          208           223           232           240           220
                                                    ----          ----          ----          ----          ----
                                                     247           270           280           307           293
  Single Premium                                     196           130            80           153           238
                                                    ----          ----          ----          ----          ----
    Total Annuity Receipts                          $443          $400          $360          $460          $531
                                                    ====          ====          ====          ====          ====

(A) Includes the following amounts for securities purchased in December and paid for in the subsequent year: 1994 - $0; 1993 - $68 million; 1992 - $0.2 million; 1991 - $557 million and 1990 - $46 million.
(B) For 1991 and 1990, amounts represent the Mandatory Securities Valuation Reserve.
(C)    Allocation of surplus for statutory reporting purposes.


Annuity Products

       Annuities are long-term retirement savings plans that benefit from interest accruing on a tax-deferred basis. Certain employees of educational institutions and other not-for-profit groups are eligible to save for retirement through contributions made on a before-tax basis. Contributions are made at the discretion of the participants through payroll deductions or through tax-free "rollovers" of funds. Federal income taxes are not payable on contributions or earnings until amounts are withdrawn.

       GALIC's principal products are Flexible Premium Deferred Annuities ("FPDAs") and Single Premium Deferred Annuities ("SPDAs"). FPDAs are characterized by premium payments that are flexible in amount and timing as determined by the policyholder. SPDAs are issued in exchange for a one-time lump-sum premium payment. Since January 1, 1990, approximately three-fourths of GALIC's SPDA receipts have resulted from rollovers of tax-deferred funds previously maintained by policyholders with other insurers. In 1994, FPDAs accounted for approximately 55% of GALIC's total annuity receipts.

       All of GALIC's annuity products have been fixed rate annuities. With a fixed rate annuity, an interest crediting rate is set by the issuer, periodically reviewed by the issuer, and changed from time to time as determined to be appropriate. At December 31, 1994, approximately 94% of GALIC's policyholder liabilities consisted of annuities which offered a minimum interest rate guarantee of 4%. GALIC's new products offer a minimum guaranteed rate of 3%. All of GALIC's annuity policies permit GALIC to change the crediting rate at any time (subject to the minimum guaranteed interest rate). In determining the frequency and extent of changes in the crediting rate, GALIC takes into account the profitability of its annuity business and the relative competitive position of its products.

       GALIC seeks to maintain a desired spread between the yield on its investment portfolio and the rate it credits to its policies. GALIC accomplishes this by (i) offering crediting rates which it has the option to change, (ii) designing annuity products that encourage persistency and (iii) maintaining an appropriate matching of assets and liabilities. GALIC imposes certain surrender charges and front-end fees during the first five to ten years of a policy to discourage customers from surrendering or withdrawing funds in those early years. Over the past five years, the annual persistency rate of GALIC's annuity products has averaged 92%.

       At December 31, 1994, GALIC had approximately 250,000 annuity policies in force, nearly all of which were individual contracts. GALIC's policyholders are employees of over 7,300 institutions nationwide. Of the $4.7 billion in total statutory reserves held by GALIC as of December 31, 1994, approximately 94% were attributable to policies in the accumulation phase. Annuity surrender payments have averaged approximately 8% of statutory reserves over the past five years.

Marketing and Distribution

       GALIC markets its annuities principally to employees of educational institutions in the kindergarten through high school segment. GALIC's management believes that this market segment is attractive because of the growth potential and persistency rate it has demonstrated. In 1994, written premiums from this market segment represented approximately three-fourths of GALIC's total tax qualified premiums.

       GALIC markets its annuity products through over 50 managing general agents ("MGAs") who, in turn, direct more than 900 actively producing independent agents. GALIC has developed its business since 1980 on the basis of its relationships with MGAs and independent agents primarily through a consistent marketing approach and responsive service.

       GALIC is licensed to sell its products in all states (except New York) and in the District of Columbia and Virgin Islands. The geographical distribution of GALIC's annuity premiums written in 1994 compared to 1990 was as follows (dollars in millions):

                                                              1994                             1990
                                                      ---------------------           ----------------------
       Location                                       Premiums          %             Premiums           %
       --------                                       --------        -----           --------         -----
       California                                         $ 91         20.6%               $111         20.9%
       Michigan                                             40          9.0                  62         11.7
       Florida                                              38          8.6                  40          7.5
       Massachusetts                                        35          7.9                  48          9.0
       Ohio                                                 27          6.1                  20          3.8
       Connecticut                                          20          4.5                  36          6.8
       Minnesota                                            20          4.5                   *           *
       New Jersey                                           20          4.5                  29          5.5
       Washington                                           16          3.6                   *           *
       Illinois                                             14          3.2                  18          3.4
       North Carolina                                       13          2.9                   *           *
       Texas                                                11          2.5                  47          8.9
       Rhode Island                                          9          2.0                  14          2.6
       All others, each less than 2%                        89         20.1                 106         19.9
                                                          ----        -----                ----        -----

                                                          $443        100.0%               $531        100.0%
                                                          ====        =====                ====        =====

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

       Investments comprise approximately 96% of GALIC's assets and are the principal source of its income. The following table shows the performance of GALIC's investment portfolio, excluding equity investments in affiliates (dollars in millions):

                                                          1994         1993         1992         1991        1990
                                                          ----         ----         ----         ----        ----

Average Cash and Investments at Cost                    $4,744       $4,455       $4,078       $3,828      $3,278
Gross Investment Income                                    377          358          334          340         304
Realized Gains (Losses)                                     -            35           27            4         (32)
Credit (Provision) for Impairment on
  Investments                                               -            -            -            51         (23)
Percentage Earned:
  Excluding Realized Gains (Losses) (A)                    7.9%         8.0%         8.2%         8.9%        9.3%
  Including Realized Gains (Losses) (A)                    7.9%         8.8%         8.9%         9.0%        8.3%
  Including Realized Gains (Losses)
    and Credit (Provision) for
    Impairment on Investments                              7.9%         8.8%         8.9%        10.4%        7.6%

(A) Excludes provision for losses on investments.

_____________________________________________________

American Premier

Data in this section generally has been taken from American Premier's 1994 Form 10-K.

       American Premier's principal operations are conducted by a group of insurance subsidiaries which write non-standard automobile insurance and workers' compensation coverage. American Premier employs approximately 4,300 persons.

Insurance

       American Premier purchased Great American's non-standard automobile insurance companies on December 31, 1990, and Leader National Insurance Company in May 1993. These companies (collectively the "NSA Group") write auto insurance coverage for physical damage and personal liability for (i) individuals perceived to be higher than normal risks due to factors such as age, prior driving record, occupation or type of vehicle driven, or (ii) those who have been cancelled or rejected by another insurance company. Premium rates for non-standard risks are generally higher than for standard risks.

       The NSA Group has been successful in profitably underwriting this specialty insurance niche, reporting a statutory combined ratio of 99.7% in 1994. The NSA Group is comprised of four principal operating units which are currently rated "A+" (Superior) to "A-" (Excellent) by A.M. Best Company.

       American Premier acquired Republic Indemnity Company of America in 1989. Republic sells workers' compensation and employer's liability insurance principally in California. The workers' compensation portion of the coverage provides for statutorily prescribed benefits that employers are required to pay to employees who are injured in the course of employment. The employer's liability portion of the coverage provides protection to an employer for its liability for losses suffered by its employees which are not included within the statutorily prescribed workers' compensation coverage.

       Republic reported a statutory combined ratio (after policyholders' dividends) of 95.9% for 1994. Management believes that Republic's stringent underwriting standards, disciplined claims philosophy, expense containment and reputation with insureds have combined to produce superior underwriting results as compared to the industry in general. Republic is currently rated "A+" (Superior) by A.M. Best Company.

       Unless otherwise indicated, data in this section is presented on the statutory basis prescribed by the National Association of Insurance Commissioners and each insurer's domiciliary state.

       The profitability of a property and casualty insurance company depends on both the underwriting of insurance and investment of assets. When the combined ratio is under 100%, underwriting results are generally considered profitable. The statutory ratios for the major classes of business written by American Premier's Insurance Group are as follows.

                                                                        1994        1993        1992        1991
                                                                        ----        ----        ----        ----
       Non-standard Automobile
       -----------------------
         Loss and Loss Adjustment Expense Ratio                        76.0%       72.5%       69.7%       70.5%
         Underwriting Expense Ratio                                    23.7%       24.4%       26.1%       26.5%
                                                                      -----       -----       -----       -----
         Combined Ratio                                                99.7%       96.9%       95.8%       97.0%
                                                                      =====       =====       =====       =====

         Industry Combined Ratio (*)                                  102.7%      101.7%      102.0%      104.7%

       Workers' Compensation
       ---------------------
         Loss and Loss Adjustment Expense Ratio                        57.2%       59.0%       69.1%       66.5%
         Underwriting Expense Ratio                                    18.3%       15.4%       16.0%       16.2%
         Policyholder Dividend Ratio                                   20.4%       13.7%       11.6%       17.7%
                                                                      -----       -----       -----       -----
         Combined Ratio                                                95.9%       88.1%       96.7%      100.4%
                                                                      =====       =====       =====       =====

         Industry Combined Ratio (*)                                   99.0%      109.1%      121.5%      122.6%


      (*) Source:      "Best Week Property/Casualty Supplement" (1/11/95
                       Edition); 1994 is an estimate. The combined ratio for non-standard automobile represents the private passenger automobile insurance industry. While there is no reliable regularly published combined ratio data for the non-standard automobile industry, American Premier believes such a ratio would be lower than the private passenger automobile industry average shown above.

      The NSA Group has achieved underwriting success over the past several years due to the refinement of various risk profiles, thereby dividing the consumer market into more defined segments which can either be excluded from coverage or priced properly. The NSA Group generally writes policies of short duration, allowing more frequent evaluations of individual risks, providing management greater flexibility in the ongoing assessment of the business. In addition, cost control measures have been implemented in the underwriting and claims handling areas.

      Republic's workers' compensation insurance operations are highly regulated by California state authorities. In July 1993, California enacted significant changes in the workers' compensation insurance system (the "Reform Legislation"). The Reform Legislation called for mandated premium rate reductions that have already impacted Republic's results of operations.

       Management intends to maintain its stringent underwriting standards and pricing discipline, which are likely to have at least a temporary adverse effect on premium volume and profitability. Historically, Republic's policyholder dividends have been among the highest in the industry. To meet future pricing competition, Republic has the option of quoting business without indication of policyholder dividends. While this option may serve to partially mitigate the adverse effects of these developments, the Company is unable to predict their ultimate impact on its workers' compensation insurance operations.
                                      18

       The U.S. geographical distribution of gross written premiums in 1994 compared to 1993, was as follows (dollars in millions):

                                                                   1994                              1993
                                                                 ------------                     -------------
                                                         Premiums         %               Premiums          %
                                                         --------       -----             --------        -----
            Non-standard Automobile
            -----------------------
              Texas                                        $  145        13.1%                $ 97         10.7%
              Georgia                                         129        11.6                  111         12.3
              Florida                                         126        11.4                  121         13.5
              California                                       72         6.5                   54          6.0
              Arizona                                          63         5.7                   54          6.0
              Tennessee                                        60         5.4                   41          4.6
              Indiana                                          45         4.1                   29          3.3
              Alabama                                          44         4.0                   34          3.8
              Oklahoma                                         39         3.5                   28          3.1
              Mississippi                                      39         3.5                   28          3.1
              All other U.S.                                  347        31.2                  302         33.6
                                                           ------       -----                 ----        -----
                                                           $1,109       100.0%                $899        100.0%
                                                           ======       =====                 ====        =====

            Workers' Compensation
            ---------------------
              California                                   $  479        98.8%                $469        100.0%
              Arizona                                           6         1.2                   -            -
                                                           ------       -----                 ----        -----
                                                           $  485       100.0%                $469        100.0%
                                                           ======       =====                 ====        =====

       In addition, a 51%-owned company (started in 1993) specializing in non-standard automobile insurance had 1994 gross written premiums of $63 million in the United Kingdom.

       The NSA Group attributes its premium growth in recent years primarily to entry into additional states, increased market penetration in its existing states, overall growth in the non-standard market, and the 1993 purchase of Leader National. The non-standard market has experienced growth in recent years as standard insurers have become more restrictive in the types of risks they will write.

       Approximately 89% of net premiums written by Republic in 1994 were from the sale of policies that provide for the discretionary payment of dividends (premium refunds). These dividends are paid when Republic's experience with such policyholders has been more favorable than certain specified levels and Republic has had favorable overall financial results.

Loss and Loss Adjustment Expense Reserves

       The following table provides an analysis of changes in American Premier's estimated liability for losses and LAE over the past three years, net of all reinsurance activity, on a GAAP basis (in millions):

                                                                                 1994        1993        1992
                                                                                 ----        ----        ----
            Balance at beginning of year                                       $  916        $764        $664

            Provision for losses and LAE
              occurring in the current year                                     1,170         914         707
            Net decrease in provision for claims
              occurring in prior years(*)                                         (79)        (58)        (20)
                                                                               ------        ----        ----
                                                                                1,091         856         687
            Reserves of subsidiaries purchased                                     13          54          -

            Payments for losses and LAE occurring during:
              Current year                                                       (554)       (413)       (295)
              Prior years                                                        (386)       (345)       (292)
                                                                               ------        ----        ----
                                                                                 (940)       (758)       (587)
                                                                               ------        ----        ----

            Balance at end of year                                             $1,080        $916        $764
                                                                               ======        ====        ====

            Add back reinsurance recoverables                                      51          45
                                                                               ------        ----

            Unpaid losses and LAE, gross of reinsurance                        $1,131        $961
                                                                               ======        ====

            (*)   Represents reductions in the estimates of ultimate losses and
LAE related to such claims.

 The following table presents the development of American Premier's liability for losses and LAE (in millions), net of reinsurance, on a GAAP basis since 1989 (the year American Premier acquired its first insurance subsidiary).

                                                    1989      1990     1991     1992     1993     1994
                                                    ----      ----     ----     ----     ----     ----
            Liability for Unpaid Losses
            and Loss Adjustment Expenses:
            -----------------------------
              As originally estimated               $369      $602     $664     $764     $916   $1,080
              As re-estimated at December 31, 1994   313       539      600      672      837      N/A

            Liability Re-estimated as of:
              One year later  . . . . . . . .       97.0%     96.5%    97.0%    92.4%    91.4%
              Two years later . . . . . . . .       89.7%     93.0%    93.4%    87.9%
              Three years later . . . . . . .       85.7%     91.0%    90.4%
              Four years later  . . . . . . .       85.5%     89.6%
              Five years later  . . . . . . .       84.7%

            Cumulative Redundancy                  (15.3%)   (10.4%)  ( 9.6%)  (12.1%)   (8.6%)      N/A
                                                    ====      ====     ====     ====     ====        ===

            Cumulative Paid as of:
              One year later  . . . . . . . .       19.5%     43.0%    44.1%    40.6%    40.9%
              Two years later . . . . . . . .       49.1%     64.4%    64.5%    59.3%
              Three years later . . . . . . .       64.6%     75.2%    74.2%
              Four years later  . . . . . . .       71.4%     79.8%
              Five years later  . . . . . . .       75.1%

Other

       During 1994 and 1995, American Premier completed the divestiture of all of its non-insurance subsidiaries. In June 1994, American Premier sold its last major non-insurance asset, namely its investment in General Cable common stock and notes, for $177 million. American Premier received approximately $42 million in cash and $11 million in notes for other non-insurance assets sold.

_____________________________________________________

Chiquita Brands International

       Data in this section generally has been taken from Chiquita's 1994 Form 10-K.

       Chiquita is a leading international marketer, processor and producer of quality fresh and processed food products. Chiquita employs approximately 45,000 persons, 36,000 of whom are employed in Central and South America and 5,000 of whom are employed in the Meat Division which is held for sale. In recent years, it has capitalized on its "Chiquita" and other premium brand names by building on its worldwide leadership position in the marketing, distribution and sourcing of bananas; by expanding its quality fresh fruit and vegetable operations; and by further developing its business in value-added processed foods.

       Chiquita's fresh foods products include:

       * Bananas, apples, avocados, citrus, grapes, kiwi, mangos and nectarines sold under the "Chiquita" brand name;

       * Bananas, citrus and other quality fresh fruit including apples, apricots, cherries, grapes, peaches, pears, plums, strawberries and tomatoes sold under the "Consul," "Chico," "Amigo," "Frupac" and other brand names; and

       * A wide variety of fresh vegetables including asparagus, beans, broccoli, carrots, celery, lettuce, onions and potatoes sold under the "Premium" and various other brand names.

       The core of Chiquita's fresh foods operations is the marketing, distribution and sourcing of bananas. Sales of bananas comprise approximately 60% of Chiquita's total net sales, excluding the Meat Division.

       In 1994, Chiquita sold over 40% of its total banana volumes in each of Europe and North America. Chiquita has generally been able to obtain a premium price for its bananas due to its reputation for quality and its innovative marketing techniques.

       Chiquita has a greater number and geographic diversity of sources of bananas than any of its competitors. During 1994, approximately 35% of all bananas sold by Chiquita were sourced from Panama. Bananas sourced from other countries, including Colombia, Costa Rica, Guatemala and Honduras, comprised from 4% to 19% (depending on the country) of bananas sold by Chiquita in 1994. Approximately two-thirds of the bananas sourced by Chiquita in 1994 were produced by subsidiaries and the remainder were purchased under purchase fruit arrangements from suppliers. Chiquita's low concentration of banana production in individual producing locations reduces its overall risk of business interruption from localized weather conditions and crop disease as well as from political changes.

       Transportation expenses comprise approximately one-fourth of the total costs incurred by Chiquita in its sale of tropical fruit. Chiquita ships its tropical fruit in vessels it owns or charters. All of Chiquita's tropical fruit shipments into the North American market are delivered using pallets or containers that minimize damage to the product by eliminating the need to handle individual boxes. As a result of a multi-year investment program, now completed, and the elimination of a substantial amount of chartered ship capacity under its restructuring program, Chiquita now owns or controls through long-term lease approximately 60% of its aggregate shipping capacity. Most of the remaining capacity is operated under contractual arrangements having terms of three years or less. Chiquita also operates loading and unloading facilities which it owns or leases in Central and South America and various ports of destination.

       Chiquita's processed foods products include:

       * Fruit and vegetable juices and other processed fruits and vegetables, including banana puree, marketed under the "Chiquita," "Naked Juice," "Friday" and other brands;

       * Wet, fresh cut and ready-to-eat salads sold under the "Club Chef" and "Naked Foods" brands; and

       * Margarine, shortening and other consumer packaged foods sold under the "Numar," "Clover" and various regional brand names.

       Chiquita's branded juices are available throughout most of the United States and are manufactured by others to Chiquita's specifications. Chiquita also produces and sells banana puree, sliced bananas and other specialty banana products to producers of baby food, fruit beverages, baked goods and fruit-based products, to wholesalers of bakery and dairy food products and to selected licensees. Chiquita owns one of the largest private-label vegetable processors in the U.S. which markets a full line of over twenty-five types of processed vegetables to retail and food service customers throughout the U.S. and other countries. Chiquita markets, refines and produces shortening, margarine and vegetable oil products from oil palm grown on Chiquita's plantations located in Costa Rica and Honduras.

       During the fourth quarter of 1992, after evaluation of reorganization plans announced earlier that year and completion of other preparatory actions, Chiquita adopted a plan of disposal for its Meat Division operations. Pursuant to the plan, Chiquita sold a major component of its Meat Division in December 1992 and has since made significant progress including: (i) successful ongoing cost reduction efforts that have contributed to improved Meat Division operating results; (ii) terminating retiree medical benefits; (iii) obtaining government subsidies and union concessions; (iv) obtaining stand alone working capital financing; and (v) the sale of the specialty meat operations in 1994.

       Chiquita's Meat Division is engaged in the processing and marketing primarily of fresh pork and processed meat products which are sold principally in the U.S. and for export to Japan, Mexico, Canada and other Central American and Pacific Rim countries.

       The operations of the Meat Division involve supplying a consistent quality product to a broad market, including large food chains. Profit margins in the fresh meat business are low, and the availability of adequate supplies and cost of livestock is significant to the profitability of the Meat Division's operations.

_____________________________________________________

Citicasters

       Data in this section generally has been taken from Citicasters' 1994 Form 10-K.

       Citicasters is engaged in the ownership and operation of radio and television stations. In June 1994, Citicasters changed its name from Great American Communications Company to reflect its identity as an owner and operator of radio and television broadcast stations in metropolitan markets. At December 31, 1994, Citicasters and its subsidiaries employed approximately 700 full-time employees and 200 part-time employees.

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

       Under GACC's restructuring, AFC exchanged its investment in GACC stock and debt for approximately 2.3 million shares of new Citicasters common stock. In addition, AFC contributed $7.5 million of new capital to Citicasters in exchange for additional common stock and 14% notes.

       In June 1994, AFEI purchased 1.2 million shares of Citicasters common stock for $23.9 million in cash. During the second half of 1994, Citicasters repurchased 2.4 million shares of its common stock at a total cost of $51.1 million. At December 31, 1994, AFC owned 37% of Citicasters' voting common stock; AFC's Chairman owned an additional 17% of the stock.

       During 1994, Citicasters sold its television stations in Birmingham, Greensboro/High Point, Kansas City, and Phoenix to New World Communications Group Inc. for $355 million in cash and a five-year warrant to purchase 5 million shares of New World Class A common stock at $15 per share. Citicasters used the cash generated from this sale to retire in excess of $300 million in debt and to repurchase 2.4 million shares of stock. Citicasters also sold its radio stations in Milwaukee, Denver and Detroit during 1994 for an aggregate of $26.5 million. During 1994, Citicasters acquired its second FM radio station in Sacramento for $16 million and reached an agreement to acquire its second FM station in Cincinnati for $15 million. Citicasters has also entered into agreements to acquire second FM radio stations in the Tampa and Portland markets.

       At December 31, 1994, Citicasters owned and/or operated two network-affiliated television stations, ten FM radio stations and four AM radio stations. The following tables give the location, network affiliation and market information for these stations.

                              Television Stations

                                                                              Station Rank(A)
                                                                             -----------------                         Cable
         Market and            TV Homes      Station and       Network                 Adults         Commercial        Sub-
      National Market           in DMA        First Year       Affili-       House-     Aged          Stations in      scriber-
          Rank (A)              (000's)          Owned          ation        holds      25-54           Market          ship
- ---------------------------   -----------    ------------      -------       -----     --------      ------------      --------
                                                                                                      VHF     UHF
                                                                                                      ---     ---
Tampa, FL             15         1,390        WTSP  1985        CBS(B)        3         1 tie          3       6           69%

Cincinnati, OH        30           782        WKRC  1949        ABC           3         1 tie          3       2           59%

(A) Rankings are based on TV households in Designated Market Area ("DMA") for all hours of the week except overnight.
(B) WTSP switched its network affiliation from ABC in December 1994.

    The source of all television stations' market information is the Nielsen Station Index, November 1994.

                                 Radio Stations

                                                                                    Rank In
         Market and                Metro          Station and                  -----------------      Stations
      National Market           Population         First Year       Format     Market   Targeted          In
           Rank                   (000's)          Owned             (B)        (A)     Audience        Market
- ---------------------------     -----------       ------------      ------     ------   --------       -------
FM
- --
Atlanta, GA              12         2,770          WKLS  1985         AOR       11           4             20
Phoenix, AZ              20         1,933          KSLX  1992          CR        8           2             30
Tampa, FL                21         1,864          WXTB  1989         AOR        2           1             23
Portland, OR             24         1,563          KKRZ  1984          CH        8           4             28
Cincinnati, OH           25         1,549          WKRQ  1947          CH        9           5             25
Cincinnati, OH           25         1,549          WWNK   (C)          AC      10 tie       8 tie          25
Kansas City, MO          27         1,351          KYYS  1964         AOR       8 tie        2             25
Sacramento, CA           29         1,341          KSEG  1988          CR        8          5 tie          25
Sacramento, CA           29         1,341          KRXQ  1994         AOR       11          3 tie          25
Columbus, OH             33         1,216          WLVQ  1954         AOR        7           4             25

AM
- --
Phoenix, AZ              20         1,933          KOPA  1992          CR       (D)         (D)            30
Portland, OR             24         1,563          KEX   1984          AC        7          10             28
Kansas City, MO          27         1,351          WDAF  1964           C        1           4             25
Columbus, OH             33         1,216          WTVN  1954          AC        1          4 tie          25

(A) Rankings are based on Arbitron Radio Report services, generally for all persons aged 12 and over and for all hours of the week except overnight.
(B)    AOR   -   Album Oriented Rock             C   -  Country
       AC    -   Adult Contemporary              CH  -  Contemporary Hits
                                                 CR  -  Classic Rock
(C) Operated under a local marketing arrangement as of December 31, 1994; under agreement for purchase for which a closing is anticipated in the first quarter of 1995.
(D) Separate rating not meaningful. These stations are operated in conjunction with the related FM station.

       Substantially all of Citicasters' broadcast revenues come from the sale of advertising time to local and national advertisers. Local advertisements are sold by each station's sales personnel and national spots are sold by independent national sales representatives.

       Citicasters' AM radio stations offer their listeners a wide range of programs including news, music, discussion, commentary and sports. Citicasters' FM radio stations offer programming more focused on music.

       Federal Communication Commission ("FCC") rules permitting ownership of two FM and two AM radio stations in certain markets (a "duopoly") have created opportunities for Citicasters to increase advertising revenues and may reduce operating expenses. Citicasters expects to purchase, sell or exchange radio stations in order to take advantage of the considerable operating opportunities presented by the duopoly rules.

       Citicasters' television stations receive a significant portion of their programming from their respective networks; the networks sell commercial advertising time within such programming. The competitive position of the stations is directly affected by viewer acceptance of network programs. The non-network programs broadcast by the stations are either produced by the stations or acquired from other sources. Locally originated programs include a wide range of show types such as news, entertainment, sports, public affairs and religious programs.

_____________________________________________________


Other Companies

       AFEI is a holding company with assets consisting primarily of investments in the common stock of American Premier, American Annuity and Citicasters.

       Through subsidiaries, AFC is engaged in a variety of other businesses, including The Golf Center at Kings Island (golf and tennis facility) and Provident Travel Agency, both in the Greater Cincinnati area; commercial real estate operations in Cincinnati (office buildings and The Cincinnatian Hotel), Louisiana (Le Pavillon Hotel), Massachusetts (Chatham Bars Inn) and apartments in Alabama, Florida, Kentucky, Louisiana, Minnesota, Oklahoma, Pennsylvania, Texas and Wisconsin; and Financial World Magazine. These operations employ approximately 700 full-time employees.

       In June 1994, AFC sold its investment in General Cable common stock to an unaffiliated company for $27.6 million in cash. General Cable was formed in 1992 to hold American Premier's wire and cable and heavy equipment manufacturing businesses.

       AFC was engaged in the distribution and production of filmed entertainment programming through Spelling Entertainment Group. In 1993, AFC sold its common stock investment in Spelling to Blockbuster Entertainment in exchange for 7.6 million shares of Blockbuster common stock and warrants to purchase an additional two million Blockbuster shares at $25 per share.

       In 1993, AFC sold its insurance brokerage operation, American Business Insurance, Inc., to Acordia, Inc., an Indianapolis-based insurance broker. In the sale, AFC received approximately $50 million in cash, 800,000 shares of Acordia common stock and warrants to purchase an additional 1.5 million Acordia shares at $25 per share.

       AFC was engaged in the theme park business through the wholly-owned Kings Island, one of the top ten theme parks in the United States based on attendance. In 1992, AFC sold Kings Island to an unaffiliated party for approximately $210 million in cash.

_____________________________________________________

Investment Portfolio

General

       A breakdown of AFC's December 31, 1994, investment portfolio by business segment follows (excluding investment in equity securities of investee corporations) (in millions).

                                                               Carrying Value                     Total
                                                   ----------------------------------------       Market
                                                     P&C      Annuity      Other     Total        Value
                                                   ------     -------      -----     ------       ------
Cash and Short-term Investments                    $   98      $   66       $ 7       $  171      $  171
Bonds and Redeemable
  Preferred Stocks                                  2,195       4,297         1        6,493       6,199
Other Stocks, Options
  and Warrants                                        185          22         2          209         209
Loans Receivable                                      155         468        19          642         642(*)
Real Estate and Other Investments                     109          32        13          154         154(*)
                                                   ------      ------       ---       ------      ------
                                                   $2,742      $4,885       $42       $7,669      $7,375
                                                   ======      ======       ===       ======      ======

(*) Carrying value used since market values are not readily available.

       The following tables present the percentage distribution and yields of AFC's investment portfolio (excluding investment in equity securities of investee corporations) as reflected in its financial statements.

                                                                1994        1993        1992        1991        1990
                                                                ----        ----        ----        ----        ----
Cash and Short-term Investments                                 2.2%        2.3%        9.3%       15.3%       13.0%
Bonds and Redeemable Preferred Stocks:
  U.S. Government and Agencies                                  4.0         2.8         5.7         5.3         8.5
  State and Municipal                                            .8          .8          .6          .6         2.6
  Public Utilities                                             10.1        10.2         8.5        10.7        13.2
  Mortgage-Backed Securities                                   21.8        24.7        22.9        20.8        16.0
  Corporate and Other                                          47.6        41.1        33.9        31.8        22.6
  Redeemable Preferred Stocks                                   1.4         1.3          .8          .3          .5
                                                              -----       -----       -----       -----       -----
                                                               85.7        80.9        72.4        69.5        63.4
  Net Unrealized Gain (Loss) on above
    Available for Sale                                         (1.0)        1.8          .8          -           -
                                                              -----       -----       -----       -----       -----
                                                               84.7        82.7        73.2        69.5        63.4
Other Stocks, Options and Warrants                              2.7         4.6         2.6         3.2         7.5
Loans Receivable                                                8.4         8.5        12.9         9.9        12.1
Real Estate and Other Investments                               2.0         1.9         2.0         2.1         4.0
                                                              -----       -----       -----       -----       -----
                                                              100.0%      100.0%      100.0%      100.0%      100.0%
                                                              =====       =====       =====       =====       =====

Yield on Fixed Income Securities (A):
  Excluding realized gains and losses                           8.1%        8.0%        8.8%        9.5%       10.3%
                                                              =====       =====       =====       =====       =====
  Including realized gains and losses                           8.1%        8.7%        9.8%        9.0%        8.0%
                                                              =====       =====       =====       =====       =====

Yield on Stocks (A):
  Excluding realized gains and losses                           5.1%        4.4%        6.4%        2.2%        6.7%
                                                              =====       =====       =====       =====       =====
  Including realized gains and losses                          35.4%       16.9%       15.5%       29.7%       15.9%
                                                              =====       =====       =====       =====       =====

Yield on Investments (B):
  Excluding realized gains and losses (A)                       8.1%        7.9%        8.7%        9.2%       10.1%
                                                              =====       =====       =====       =====       =====
  Including realized gains and losses (A)                       8.8%        9.0%       10.0%       10.0%        8.6%
                                                              =====       =====       =====       =====       =====
  Including realized gains and losses and
    provisions for losses on investments                        8.8%        9.0%       10.0%        9.4%        6.6%
                                                              =====       =====       =====       =====       =====

(A)   Excludes provision for losses on investments.
(B)   Excludes "Real Estate and Other Investments".

                                      26

Fixed Maturity Investments

       Unlike most insurance groups which have portfolios that are invested heavily in tax-exempt bonds, AFC invests substantial amounts in taxable bonds. The National Association of Insurance Commissioners ("NAIC") assigns quality ratings to publicly traded as well as privately placed securities. These ratings range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows AFC's bonds and mandatory redeemable preferred stocks, by NAIC designation (and comparable Standard & Poor's Corporation rating) as of December 31, 1994 (dollars in millions).

                                                                                                       % of
     NAIC                                                        Amortized           Market           Total
     Rating      Comparable S&P Rating                                Cost            Value          Market
     ------      ---------------------                           ---------           ------          ------
       1         AAA, AA, A                                         $4,026           $3,785             61%
       2         BBB                                                 2,160            2,025             33
                                                                    ------           ------            ---
                      Total investment grade                         6,186            5,810             94
                                                                    ------           ------            ---

       3         BB                                                    286              270              4
       4         B                                                      96              118              2
       5         CCC, CC, C                                            -                -                -
       6         D                                                     -                  1              *
                                                                    ------           ------            ---
                      Total non-investment grade                       382              389              6
                                                                    ------           ------            ---

                      Total                                         $6,568           $6,199            100%
                                                                    ======           ======            ===

(*)less than 1%

       Risks inherent in connection with fixed income securities include loss upon default and market price volatility. Factors which can affect the market price of securities include: credit worthiness, changes in interest rates, the number of market makers and investors, defaults by major issuers of securities and public concern about concentrations in certain types of securities by institutions.

       AFC's primary investment objective for bonds and mandatory redeemable preferred stocks is interest and dividend income rather than realization of capital gains. AFC invests in bonds and mandatory redeemable preferred stocks that have primarily short-term and intermediate-term maturities. This practice allows flexibility in reacting to fluctuations of interest rates.

Equity Investments

       AFC's equity investment practice permits concentration of attention on a relatively limited number of companies in relatively few industries, principally insurance, financial services and food products. Some of the equity investments, because of their size, may not be as readily marketable as the typical small investment position. Alternatively, a large equity position may be attractive to persons seeking to control or influence the policies of a company and AFC's concentration in a relatively small number of companies and industries may permit it to identify investments with above average potential to increase in value.

_____________________________________________________

Seasonality

       The operations of certain of AFC's business segments are seasonal in nature. While insurance premiums are recognized on a relatively level basis, claim losses related to adverse weather (snow, hail, flooding, hurricanes, tornados, etc.) may be seasonal. The banana portion of the food products segment is affected by variations in consumer demand based on the availability of other fruits. The resulting seasonal pricing generally produces the strongest period during the first six months of the year. Radio and television broadcast revenues generally tend to be higher in the second and fourth calendar quarters.

_____________________________________________________


Competition

       Most areas of AFC's operations are highly competitive, with competition coming from a variety of sources, many of which are larger and have financial resources greater than AFC or its subsidiaries.

       Great American, American Premier and GALIC compete with other insurers primarily in service and price. Since they sell policies through independent agents, they must also compete for agents. Such competition is based on service to policyholders and agents, products offered, commissions and profit sharing. No single insurer dominates the marketplace. Competitors include individual insurers and insurance groups of varying sizes, some of which are mutual insurance companies possessing competitive advantages in that all their profits inure to their policyholders, and many of which possess financial resources in excess of those available to the AFC insurance companies. In a broader sense, GALIC competes for retirement savings with a variety of financial institutions offering a full range of financial services.

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

       Citicasters' television and radio stations compete for revenues with other stations in their respective signal coverage areas as well as with all other advertising media. The broadcast stations also compete for audience with other forms of home entertainment, such as cable television, pay television systems of various types and home video and audio recordings.

_____________________________________________________


Regulation

       AFC's insurance companies are regulated under the insurance and insurance holding company laws of their states of domicile and other states in which they operate. These laws, in general, require approval of the particular insurance regulators prior to certain actions by the insurance companies, such as the payment of dividends in excess of statutory limitations, continuing service arrangements with affiliates and certain other transactions.
Regulation and supervision of each insurance subsidiary is administered by a state insurance commissioner who has broad statutory powers with respect to the granting and revoking of licenses, approvals of
                                      28
premium rates, forms of insurance contracts and types and amounts of business which may be conducted in light of the policyholders' surplus of the particular company. AFC's largest insurance subsidiaries, GAI and GALIC, are Ohio domiciled insurers. State insurance departments conduct periodic financial examinations of insurance companies, with GAI's and GALIC's most recent such examinations being as of December 31, 1993. Insurance departments also perform market conduct examinations to determine compliance with rate and form filings and to monitor treatment of policyholders and claimants. State insurance laws also regulate the character of each insurance company's investments, reinsurance and security deposits. The statutes of most states provide for the filing of premium rate schedules and other information with the insurance commissioner, either directly or through rating organizations, and the commissioner generally has powers to disapprove such filings or make changes to the rates if they are found to be excessive, inadequate or unfairly discriminatory. The determination of rates is based on various factors, including loss and loss adjustment expense experience.

       The NAIC is an organization which is comprised of the chief insurance regulator for each of the 50 states and the District of Columbia. In 1990, the NAIC began an accreditation program to ensure that states have adequate procedures in place for effective insurance regulation, especially with respect to financial solvency. The accreditation program requires that a state meet specific minimum standards in over 15 regulatory areas to be considered for accreditation. The accreditation program is an ongoing process and once accredited, a state must enact any new or modified standards approved by the NAIC within two years following adoption. As of December 1994, 43 states were accredited, including Ohio.

       The NAIC has adopted the Risk Based Capital For Insurers Model Act which applies to both life and property and casualty companies. The risk-based capital formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptably low expectation of becoming financially impaired. The act provides for increasing levels of regulatory intervention as the ratio of an insurer's total adjusted capital and surplus decreases relative to its risk-based capital, culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called "mandatory control level". The risk-based capital formulas became effective in 1993 for life companies and became effective with the filing of the 1994 Annual Statement for property and casualty companies. Based on the 1994 results of AFC's insurance companies, all such companies are adequately capitalized.

       The NAIC's state accreditation criteria require that a state adopt the NAIC model law governing extraordinary dividends or a law substantially similar to the model. The current NAIC model for extraordinary dividends requires prior regulatory approval of any dividend that exceeds the "lesser of" 10% of statutory surplus or 100% of the prior year's net income (net gain from operations for life insurance companies), subject in either case to the existence of sufficient earned statutory surplus from which such dividends may be paid. The NAIC has adopted a variety of alternative provisions which may be considered "substantially similar" to its model, one of which includes the "greater of" rather than "lesser of" standard with other restrictions. In 1993, Ohio revised its dividend law to adopt one of the alternatives. The maximum amount of dividends which may be paid without (i) prior approval or
(ii) expiration of a 30 day waiting period without disapproval is the greater of statutory net income or 10% of policyholders' surplus as of the preceding December 31, but only to the extent of earned surplus as of the preceding December 31. The Ohio Insurance Department has broad discretion to limit the payment of dividends by insurance companies domiciled in Ohio.

       The NAIC has been considering the adoption of a model investment law for several years. A draft of the model law was released for comment in 1994. It is not possible to predict the content of the final law. However, based on the draft released in 1994, it is not expected that the final law will have a material impact on the investment activities of AFC's insurance subsidiaries.

       There can be no assurance that existing insurance-related laws and regulations will not become more restrictive in the future and thereby have a material adverse effect on the operations of AFC's insurance subsidiaries and on their ability to pay dividends.

       Chiquita is subject to a variety of governmental regulations in countries where it sources and markets its products, including import quotas and tariffs, currency exchange controls and taxes. In 1993, the European Union ("EU") implemented a new quota effectively restricting the volume of Latin American bananas imported into the EU, which had the effect of decreasing Chiquita's volume and market share in Europe. In two separate rulings, General Agreement on Tariffs and Trade ("GATT") panels found this banana policy to be illegal. In March 1994, four of the countries which had filed GATT actions against the EU banana policy (Costa Rica, Colombia, Nicaragua and Venezuela) reached a settlement with the EU by signing a "Framework Agreement". This agreement authorizes the imposition of additional restrictive and discriminatory quotas and export licenses on U.S. banana marketing firms, while leaving EU firms exempt. Full implementation of the agreement and related regulations could significantly increase Chiquita's cost to export bananas from these sources. Three additional European countries (Sweden, Finland and Austria) joined the EU in January 1995. These countries, which have had substantially unrestricted banana markets in which Chiquita has supplied a significant portion of the bananas, are in the process of transition to the more restrictive EU quota and licensing environment.

       In September 1994, Chiquita and the Hawaii Banana Industry Association made a joint filing with the Office of the U.S. Trade Representative under
Section 301 of the U.S. Trade Act of 1974, charging that the EU quota and licensing regime and the Framework Agreement are unreasonable, discriminatory and a burden and restriction on U.S. commerce. In October 1994, in response to this petition, the U.S. Government initiated a formal investigation of the EU banana import policy. In January 1995, the U.S. Government announced a preliminary finding against the EU banana import policy and launched separate investigations of the Colombian and Costa Rican Framework Agreement policies. The EU, Colombian and Costa Rican investigations are continuing. Section 301 authorizes retaliatory measures, such as tariffs or withdrawal of trade concessions, against the offending countries. However, there can be no assurance as to the results of the investigation, the nature and extent of actions the U.S. Government might take, or the impact on the EU quota regime or the Framework Agreement.

       Citicasters' television and radio broadcasting operations are subject to the jurisdiction of the FCC. FCC regulations govern issuance, term, renewal, transfer and cross-ownership of licenses which are necessary for operation of television and radio stations.

_____________________________________________________

                                     ITEM 2

                                   Properties

       AFC and subsidiaries own several buildings in downtown Cincinnati. AFC and its affiliates occupy about three-fifths of the aggregate 580,000 square feet of commercial and office space. American Premier and Citicasters lease their headquarters in one of these buildings.

       GAI, its subsidiaries, and American Premier's insurance subsidiaries lease the majority of their office and storage facilities in numerous cities throughout the United States, including GAI's and American Annuity's home offices in Cincinnati.

       Citicasters owns three of its studio buildings and eight of its transmission sites.

       Chiquita owns approximately three-fourths of the 171,000 acres used for the cultivation of its bananas and oil palm and support activities. It also owns over one-half of the 42 ocean-going refrigerated vessels used primarily for transporting tropical fruit.

                                     ITEM 3

                               Legal Proceedings

       AFC and its subsidiaries are involved in various litigation, most of which arose in the ordinary course of business. Except for the following, management believes that none of the litigation meets the threshold for disclosure under this Item.

       For several years AFC had an ownership interest of less than 50% in Mission Insurance Group, Inc. which entered bankruptcy and receivership proceedings in 1985 and 1986. Under the receivership proceedings, the Insurance Commissioner of California sued numerous reinsurers who had done business with Mission's insurance subsidiaries in two suits brought in Superior Court, Los Angeles County, California, styled Insurance Commissioner of the State of California v. Mission Insurance Company and Gillespie v. Abeille-Paix et al. During 1989, AFC, Carl H. Lindner and Ronald F. Walker ("AFC Defendants"), and others were added as cross-defendants to that litigation by the Commissioner. The Commissioner's cross-complaint against the AFC Defendants alleges breach of fiduciary duty and seeks indemnity in the event the reinsurers are not required to pay as a result of any finding of fraud, negligence or breach of duty. In 1990, the Commissioner entered into a Partial Settlement Agreement with the AFC Defendants and others providing they may still be liable in the event that the Commissioner does not recover the full amount sought from the reinsurers and it is determined that such failure to recover resulted from the misconduct by one or more of the AFC Defendants or others. The liability of any AFC Defendant or other party must be determined on an individual comparative fault basis. The AFC Defendants have denied all material allegations. A preliminary finding was reached in December 1994 denying the Commissioner's claims against the reinsurers which the trial court is expected to accept. Management believes there is little likelihood that this litigation will have a material impact on AFC's financial statements.

       The following information has been summarized from "Legal Proceedings" of American Premier's 1994 Form 10-K. In May 1994, USX Corporation and an affiliated company ("USX") filed actions against American Premier seeking indemnification and contribution for all or a portion of the approximately $600 million paid under a judgment in an antitrust action. USX alleged that the judgment was attributable to activities of certain pre-1976 railroad operations of an American Premier predecessor company. The predecessor company had been dismissed by the court as a defendant in the earlier action. American Premier believes that the actions are without merit and that it has substantial defenses. In June 1994, American Premier requested a court order to enjoin the litigation. That order was granted in October 1994. USX has appealed.

                                    PART II

                                     ITEM 5

     Market for Registrant's Common Equity and Related Stockholder Matters

       Not applicable - Registrant's Common Stock is owned by fewer than 20 share-holders. See the Consolidated Financial Statements for information regarding dividends.

                                     ITEM 6

                            Selected Financial Data

       The following table sets forth certain data for the periods indicated (dollars in millions).

                                           1994            1993            1992            1991            1990
                                           ----            ----            ----            ----            ----
Operations Statement Data:
- -------------------------
Total Revenues                          $ 2,103         $ 2,721         $ 3,929         $ 5,219         $ 7,761
Earnings (Loss) From
  Continuing Operations
  Before Income Taxes                        44             262            (145)            119              49
Earnings (Loss) From:
  Continuing Operations                      19             225            (162)             56              (9)
  Discontinued Operations                    -               -               -               16               3
  Extraordinary Items                       (17)             (5)             -               -               28
  Cumulative Effect of
    Accounting Change                        -               -               85              -               -
Net Earnings (Loss)                           2             220             (77)             72              22

Ratio of Earnings to
  Fixed Charges (A)                        1.69            2.62            2.15            1.54            1.12
Ratio of Earnings to
  Fixed Charges and
  Preferred Dividends (A)                  1.40            2.26            1.94            1.42            1.06

Balance Sheet Data:
- ------------------
Total Assets                            $10,550         $10,077         $12,389         $12,057         $11,500
Long-term Debt:
  Parent Company                            490             572             557             559             558
  Subsidiaries                              617             482           1,452           1,549           2,432
Capital Subject to
  Mandatory Redemption                        3              49              28              82              77
Other Capital                               396             537             280             262             256

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

       AFC is organized as a holding company with almost all of its operations being conducted by subsidiaries and investees. The parent corporation, however, has continuing expenditures for administrative expenses and corporate services and, most importantly, for the payment of principal and interest on borrowings and dividends on AFC Preferred Stock. Therefore, certain analyses are best done on a parent only basis while others are best done on a total enterprise basis. In addition, since many of its businesses are financial in nature, AFC does not prepare its consolidated financial statements using a current-noncurrent format. Consequently, certain traditional ratios and financial analysis tests are not meaningful.

1995 MERGER

       On March 23, 1995, shareholders of American Premier Underwriters, Inc. ("American Premier") approved a transaction whereby the owners of 100% of AFC's Common Stock will exchange their shares for approximately 55% of the voting shares of a newly formed holding company, American Premier Group, Inc. ("New American Premier"), making AFC a subsidiary of New American Premier. In addition, American Premier will merge with a newly formed subsidiary of New American Premier and all shareholders of American Premier, including AFC and its subsidiaries, will receive shares of New American Premier common stock on a one-for-one basis. Consummation of the merger is pending receipt of a ruling from the Internal Revenue Service which is expected at the end of March or early April. See Note A to the financial statements.

       Following the merger, AFC expects to borrow funds from American Premier to retire substantial portions of its debt. Which issues and how much of AFC's debt will be retired and what rate of interest will be charged on funds borrowed from American Premier have not been determined. The balance sheet effects of any such debt retirements are not expected to be material. The earnings effect will depend primarily on the difference, if any, between the interest rate charged by American Premier and the rates on the debt to be retired.

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

       The ratio of AFC's (parent only) long-term debt to equity (excluding Capital Subject to Mandatory Redemption) was 1.24, 1.06 and 1.99 at December 31, 1994, 1993, and 1992, respectively. Ratios of earnings to fixed charges, excluding and including preferred dividends, for the three years ended December 31, 1994, are shown below.

                                                                               1994         1993        1992
                                                                               ----         ----        ----
       Earnings to fixed charges                                               1.69         2.62        2.15
       Earnings to fixed charges plus preferred
         dividends                                                             1.40         2.26        1.94

       The National Association of Insurance Commissioners has adopted a model law enacting risk based capital ("RBC") formulas which applies to both life and property and casualty companies. The RBC formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptably low expectation of becoming financially impaired. At December 31, 1994, the capital ratios of all AFC insurance companies exceed the RBC requirements by substantial amounts.

Sources of Funds A wholly-owned subsidiary, Great American Holding Corporation ("GAHC"), has a revolving credit agreement with several banks under which it can borrow up to $300 million. The credit line converts to a four-year term loan with scheduled principal payments to begin in March 1997. Borrowings under the credit line are made by GAHC and are advanced to AFC. The line is guaranteed by AFC and secured by 50% of the stock of Great American Insurance Company ("GAI"). Borrowings, repayments and interest payments on the line are included in "net advances from (to) affiliates" in the following table. At December 31, 1994, GAHC had borrowings of $160 million outstanding under the agreement.
                                      35

       Funds to meet the parent company's expenditures have been provided from a variety of sources within the holding company, from subsidiaries and directly from outside sources, as detailed in the following table (in millions):

  Cash provided by:                                                         1994            1993          1992
                                                                            ----            ----          ----
     Operations:
       Dividends from subsidiaries                                        $ 17.3          $128.2        $ 67.0
       Tax allocation payments from subsidiaries                            65.9            72.2         128.7
       Interest and dividends from others                                    4.4             5.4           9.0
       Receipts on notes and lease receivables                               0.2             0.3           0.9
       Federal income tax refunds                                            0.3              -           18.3
                                                                          ------          ------        ------
         From operations                                                    88.1           206.1         223.9
     Other transactions:
       Net advances from affiliates                                        135.8              -             -
       Sales of assets to non-affiliates                                    15.0           107.1          25.6
       Sales of assets to affiliates                                          -             17.3           3.2
       Sales of affiliates                                                   6.0             1.8         139.0
       Sale of Preferred Stock                                                -               -           15.0
       Additional borrowings                                                 0.7            10.0           0.8
       Other                                                                10.5            21.5           6.8
                                                                          ------          ------        ------
         Total cash provided                                               256.1           363.8         414.3

  Cash utilized for:
     Operations:
       Interest payments                                                    61.8            66.7          67.7
       Dividend payments                                                    29.5            28.0          29.0
       Federal income tax payments                                          28.6            48.3          22.2
       Other holding company costs                                          36.0            41.7          36.8
                                                                          ------          ------        ------
         For operations                                                    155.9           184.7         155.7
     Other transactions:
       Net advances to affiliates                                             -            138.6         225.5
       Purchases of affiliates and other
         investments                                                          -             29.5          42.7
       Principal payments on debt                                           89.9             9.1          17.5
       Repurchases of Preferred Stock                                        6.7             2.6          10.5
       Other                                                                 1.4             5.4           0.6
                                                                          ------          ------        ------
         Total cash utilized                                               253.9           369.9         452.5
                                                                          ------          ------        ------

  Net increase (decrease) in cash and short-term investments                 2.2            (6.1)        (38.2)
 Cash and short-term investments at beginning
   of period                                                                 2.7             8.8          47.0
                                                                          ------          ------        ------
 Cash and short-term investments at end
   of period                                                              $  4.9          $  2.7        $  8.8
                                                                          ======          ======        ======

       AFC and certain subsidiaries have arrangements among themselves under which they may borrow from each other from time to time for short-term working capital needs. Certain AFC subsidiaries have revolving credit facilities with banks (including those mentioned herein) which may be used for various corporate purposes. These facilities aggregated approximately $370 million of which $164 million was available at December 31, 1994.

       Generally, over 90% of the dividends (including non-cash dividends) received from subsidiaries have been from GAI. Payments of dividends by GAI are subject to various laws and regulations which limit the amount of dividends that can be paid without regulatory approval. Under Ohio law, the maximum amount of dividends which may be paid without (i) prior approval or (ii) expiration of a 30 day waiting period without disapproval is the greater of statutory net income or 10% of policyholders' surplus as of the preceding December 31, but only to the extent of earned surplus as of the preceding December 31. The maximum amount of
                                      36
dividends payable (without prior approval) in 1995 from GAI based on its 1994 policyholders' surplus is approximately $95 million.

       For statutory accounting purposes, equity securities are generally carried at market value with changes in aggregate market value directly affecting policy-holders' surplus. At December 31, 1994, AFC's insurance companies owned publicly traded equity securities of affiliates with a market value of $914 million, including equity securities of AFC subsidiaries of $485 million. Since significant amounts of affiliated investments are concentrated in a relatively small number of companies, volatility in the market prices of these stocks could adversely affect the insurance group's policyholders' surplus, potentially impacting the amount of dividends available or necessitating a capital contribution.

       Under tax allocation agreements with AFC, 80%-owned U.S. subsidiaries generally compute tax provisions as if filing a separate return based on book taxable income computed in accordance with generally accepted accounting principles. The resulting provision (or credit) is currently payable to (or receivable from) AFC. Following the 1995 merger, AFC and American Premier will each continue to file consolidated returns as common parents of separate consolidated tax groups.

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

Uncertainties In exchange for $5 million, AFC has agreed to indemnify Spelling Entertainment Group Inc. for up to $35 million in excess of a threshold amount of $25 million of the costs Spelling may incur in the 12 years beginning April 1, 1993 to resolve Spelling's environmental matters, bankruptcy claims and certain other matters. Additionally, an AFC subsidiary has responsibility for environmental costs, which are estimated to be between $8.6 million and $14 million, associated with the sales of former manufacturing properties. The subsidiary has reserved $11.7 million at December 31, 1994.

       Great American's liability for unpaid losses and loss adjustment expenses includes amounts for various liability coverages related to environmental and hazardous product claims. The insurance industry typically includes only claims relating to polluted waste sites and asbestos in defining environmental exposures, whereas Great American extends this definition to include claims relating to breast implants, repetitive stress on keyboards, DES (a drug used in pregnancies years ago alleged to cause cancer and birth defects), and other latent injuries. At December 31, 1994, Great American had recorded $227 million (net of reinsurance recoverables of $155 million) for environmental pollution and hazardous products claims on policies written many years ago where, in most cases, coverage was never intended. Due to inconsistent court decisions on many coverage issues and the difficulty in determining standards acceptable for cleaning up pollution sites, significant uncertainties exist which are not likely to be resolved in the near future.

       While the results of all such uncertainties cannot be predicted, based upon its knowledge of the facts, circumstances and applicable laws, management believes that sufficient reserves have been provided.

Capital Requirements   AFC is not heavily engaged in capital-intensive
businesses and therefore does not have substantial capital resource requirements to the same extent that other companies might. Cash expenditures for property, plant and equipment were $16 million, $32 million and $53 million in 1994, 1993 and 1992, respectively.

       Management of AFC has always believed in the use of leverage (borrowing funds at predetermined rates) to increase the return on its equity. Historically, AFC has relied more on the use of fixed-rate debt and preferred stock issuances in its financing activities. AFC borrows from both public and private sources, with parent only debt at December 31, 1994, coming almost entirely from public sources.

       Whenever possible, AFC tries to do its financing on a long-term basis, even if the current costs associated are slightly higher. At December 31, 1994, the average maturity of AFC's borrowings on a parent only basis was approximately 7 years; the average interest rate on those borrowings was 10.7%. Comparable figures for three years ago are 8 years maturity and 11.6% stated interest rate (12.9% effective rate).

       AFC often extends the maturities of its long-term debt through exchange offers which strengthen AFC's capital structure and enable it to utilize the cash savings for other corporate purposes. In April 1994, AFC issued $203.8 million of 9-3/4% Debentures due April 20, 2004 in exchange for a portion of its publicly traded debentures. A cash premium of $6.5 million on the debentures exchanged is included in Extraordinary Items in the Statement of Operations. AFC also redeemed at par all 13-1/2% Debentures not tendered in the exchange for approximately $63.2 million in cash.

       Following its merger with a newly formed subsidiary of New American Premier in 1995, AFC intends to repay or redeem substantial amounts of its debt with proceeds of up to $625 million of borrowings from American Premier under long-term subordinated notes payable. Interest payments on parent company debt afterwards are expected to approximate $50 million to $55 million annually through 1999, a significant portion of which will be payable to American Premier. Dividend payments on preferred stock are expected to be $25 million annually for the same period.

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

       Approximately 94% of the bonds and redeemable preferred stocks held by AFC were rated "investment grade" (credit rating of AAA to BBB) at December 31, 1994, compared to less than 60% at the end of 1988. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade.

       The realization of capital gains, primarily through sales of equity securities, has been an integral part of AFC's investment program. Individual securities are sold creating gains or losses as market opportunities exist. Pretax capital gains (losses) recognized upon disposition of securities, including investees, during the past five years have been: 1994 - $50 million; 1993 - $165 million; 1992 - $104 million; 1991 - $38 million and 1990 - ($89 million.)

       At December 31, 1994, AFC had gross unrealized gains and losses on bonds and redeemable preferred stocks and equity securities as follows (in millions):


                                                                             Gross Unrealized               Net
                                                                     ------------------------           Unrealized
                                                                      Gains           Losses           Gain (Loss)
                                                                      -----          -------           -----------
       Bonds and redeemable preferred stocks:
         Held to maturity                                            $  7.7        ($300.6)               ($292.9)
         Available for sale                                             5.6          (81.8)                 (76.2)
                                                                     ------        -------                -------
                                                                       13.3         (382.4)                (369.1)
       Equity securities                                               72.0           (0.4)                  71.6
                                                                     ------        -------                -------
                                                                     $ 85.3        ($382.8)               ($297.5)
                                                                     ======        =======                =======

       When a decline in the value of a specific investment is considered to be other than temporary, a provision for impairment is charged to earnings and the carrying value of that investment is reduced.

       At December 31, 1994, AFC's mortgage-backed securities portfolio, which consisted primarily of collateralized mortgage obligations ("CMOs"), represented approximately 25% of AFC's bonds and mandatory redeemable preferred stocks. At that date, interest only (I/Os), principal only (P/Os) and other "high risk" CMOs represented approximately eight-tenths of one percent of AFC's total mortgage-backed securities portfolio. AFC invests primarily in CMOs which are structured to minimize prepayment risk. In addition, the majority of CMOs held by AFC were purchased at discounts to par value. Management believes that the structure and discounted nature of the CMOs will minimize the effect of prepayments on earnings over the anticipated life of the CMO portfolio. Substantially all of AFC's CMOs are rated "AAA" by Standard & Poor's Corporation and are collateralized primarily by GNMA, FNMA and FHLMC single-family residential pass-through certificates. The market in which these securities trade is highly liquid. Aside from interest rate risk, AFC does not believe a material risk (relative to earnings and liquidity) is inherent in holding such investments.

RESULTS OF OPERATIONS - THREE YEARS ENDED DECEMBER 31, 1994

       General Due to decreases in ownership percentages, AFC ceased accounting for American Premier and Spelling as subsidiaries and began accounting for them as investees in April 1993 and July 1992, respectively. AFC had accounted for American Premier as a subsidiary from 1992 through the first quarter of 1993 due to AFC's ownership exceeding 50%. As a result of these changes, current year income statement components are not comparable to prior years and are not indicative of future years.

       Pretax earnings were $44 million in 1994 compared to $262 million in 1993 and a pretax loss of $145 million in 1992.

       Results for 1994 include AFC's share ($28 million) of American Premier's loss on the sale of General Cable notes, GAI's $19 million charge relating to a rate rollback liability in California and a $35 million charge related to payments under AFC's Book Value Incentive Plan. These items were partially offset by a $42 million decrease in interest expense.

       Results for 1993 include (i) $155 million in gains from the sales of AFC's insurance agency operations, Spelling Entertainment Group and 4.5 million shares of American Premier and additional proceeds received on the 1990 sale of the NSA Group, and (ii) AFC's share ($52 million) of a tax benefit recorded by American Premier in the second, third and fourth quarters of 1993. These items were partially offset by a write-off of debt discount and expenses of $24 million.

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

       The combined underwriting ratio (statutory basis, after policyholders' dividends) of GAI and its property and casualty insurance subsidiaries ("Great American") was 103.6% in 1994, 103.9% in 1993 and 105.0% in 1992. Total net
losses to AFC's insurance operations from catastrophes (natural disasters and other incidents of major loss) were $51 million in 1994, $26 million in 1993 and $42 million in 1992. The 1994 catastrophes included $20.0 million ($20.2 million before reinsurance) related to winter storms and $19 million ($41 million before reinsurance) related to the Northridge, California earthquake. These losses represented 1.5% and 1.4% of Great American's combined ratio. The 1994 ratio does not reflect Great American's charge for California's Proposition 103.

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

       In 1994, Great American's underwriting results significantly outperformed the industry average for the ninth consecutive year. Great American has been able to exceed the industry's results by focusing on highly specialized niche products, supplemented by commercial lines coverages and personal automobile products.

       An unusually large loss for "property and multiple peril" coverage in 1992 generally reflects the effects of Hurricanes Andrew and Iniki.

       Unusually good results for "workers' compensation and other liability" coverage in 1992 and 1994 generally reflect reductions in redundant reserves on certain matured coverages, and general improvement in 1994 in workers' compensation due to industry-wide reforms, improved pricing, and favorable trends in medical care inflation and incidents of fraud, along with emphasis on specific programs (i.e. Drug- Free Workplace) and a focus on profitable pockets of business and classes.

       An unusually large loss for "all other" coverage in 1994 generally reflects the effects of the Northridge, California earthquake and poor results from an industrial risk pool arrangement.

       See the discussion of Underwriting and Loss and Loss Adjustment Expense Reserves under Item 1 - "Business - Great American Insurance Group".

       1994 compared to 1993   Property and casualty premiums decreased $116
million (8%) in 1994 reflecting the deconsolidation of American Premier's insurance operations. Insurance premiums for the remainder of AFC's insurance group increased $138 million due to an increase in sales of specialized niche products and workers' compensation and an increase in the percentage of business retained in specialty lines.

       1993 compared to 1992 Property and casualty insurance premiums decreased $657 million (31%) in 1993 reflecting the deconsolidation of American Premier. Premiums for the remainder of AFC's insurance group were virtually unchanged.

Investment Income Changes in investment income reflect fluctuations in market rates and changes in average invested assets.

       1994 compared to 1993 Excluding American Premier, investment income increased $20 million (4%) due to an increase in average investments held.

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

       1994 compared to 1993 AFC's equity in net earnings (losses) of investee corporations in 1994 includes its share ($28 million) of American Premier's loss on the sale of General Cable notes and its share ($52 million) of American Premier's tax benefit in 1993. Chiquita's loss before extraordinary items was comparable in 1994 and 1993 as improvements in Meat Division operations and banana pricing were offset by charges and losses relating to farm closings and banana cultivation write-downs in Honduras and a substantial reduction of Chiquita's Japanese banana trading operations.

       1993 compared to 1992 AFC's equity in the net earnings of investees in 1993 was $70 million compared to a loss of $339 million in 1992. The principal items responsible for this improvement were (i) the absence of losses from GACC in 1993 compared to AFC's loss of $187 million from that investment in 1992,
(ii) a $107 million improvement from Chiquita's operations and (iii) $92 million in earnings from American Premier which became an investee in the second quarter of 1993 when AFC's ownership declined below 50%.

Gains on Sales of Investees The gain on sale of investees in 1994 represents a pretax gain on the sale of General Cable common stock.

       The gains on sales of investees in 1993 include (i) a pretax gain of $52 million in the first quarter on the sale of Spelling and (ii) a pretax gain of $28 million in the third quarter on the public sale by AFEI of 4.5 million shares of American Premier common stock.

Gains on Sales of Subsidiaries The gains on sales of subsidiaries in 1993 include fourth quarter pretax gains of (i) $44 million from the sale of American Business Insurance, Inc. and (ii) $31 million representing an adjustment on the 1990 sale of AFC's non-standard automobile insurance group to American Premier.

       The gain on sale of subsidiary in 1992 represents a pretax gain from the sale of Kings Island Theme Park.

Sales of Other Products and Services Sales shown below (in millions) include those of American Premier (from January 1992 to March 1993), Spelling Entertainment Group (through June 1992), Spelling Entertainment Inc. (through June 1992) and Kings Island Theme Park (through September 1992).

                                                                 1993            1992
                                                                 ----            ----
       Federal Systems                                         $ 99.2        $  414.0
       Diversified Products and Services                         52.9           255.4
       Petroleum Products                                          -            159.7
       Entertainment                                               -            118.8
       Kings Island Theme Park                                     -             83.0
                                                               ------        --------
                                                               $152.1        $1,030.9
                                                               ======        ========

       Sales of Federal Systems and Diversified Products and Services represent American Premier's revenues from systems and software engineering services and the manufacture and supply of industrial products and services. Sales of petroleum products reflect Spelling's revenues from petroleum marketing activities. Entertainment revenues reflect Spelling's television production and distribution operations.

       The deconsolidation of American Premier and Spelling and the sale of Kings Island accounted for the decrease in revenues from sales of other products and services in 1993 compared to 1992.

Benefits to Annuity Policyholders For GAAP financial reporting purposes, GALIC's annuity receipts are accounted for as interest-bearing deposits ("annuity policyholders' funds accumulated") rather than as revenues. Under these contracts, policyholders' funds are credited with interest on a tax-deferred basis until withdrawn by the policyholder. The rate at which GALIC credits interest on annuity policyholders' funds is subject to change based on management's judgment of market conditions.

       Annuity receipts totaled $443 million in 1994, $400 million in 1993 and $360 million in 1992. Annuity receipts in 1994 increased 10.6% over 1993 due to strong growth in sales of single premium products. Receipts in 1993 increased primarily due to the introduction of new single premium products in the second half of 1992. Annuity surrender payments have averaged approximately 8% of statutory reserves over the past three years.

       1994 compared to 1993 Benefits to annuity policyholders increased $13 million (6%) primarily due to an increase in average annuity policyholder funds accumulated.

       1993 compared to 1992 Benefits to annuity policyholders decreased $13 million (5%) in 1993 due to a reduction in rates being credited to policyholders. The effect of this decrease more than offset an increase of 7% in the average amount of accumulated policyholders' funds held.

Interest on Borrowed Money Changes in interest expense result from fluctuations in market rates as well as changes in borrowings. AFC has generally financed its borrowings on a long-term basis which has resulted in higher current costs.

       Interest expense included in AFC's consolidated Statement of Operations was comprised of (in millions):

                                                                 1994           1993            1992
                                                                 ----           ----            ----
       AFC Parent                                              $ 56.9         $ 71.1          $ 70.6
       Great American Holding                                    24.7           23.4            34.2
       American Annuity                                          20.9           21.2              -
       Great American Insurance                                  11.9           14.0            14.3
       American Premier                                            -            17.2            69.2
       Spelling                                                    -              -              4.7
       Other Companies                                             .8           10.3            22.9
                                                               ------         ------          ------
                                                               $115.2         $157.2          $215.9
                                                               ======         ======          ======

       AFC Parent's interest expense decreased in 1994 due to (i) the issuance of $204 million of 9-3/4% Debentures in exchange for higher rate debt and (ii) the repurchase of $79 million principal amount of debentures. GAHC's interest expense decreased in 1993 due to repayments of bank borrowings in 1992 and 1993. American Annuity borrowed approximately $230 million in December 1992 to acquire GALIC. The decrease in other companies' interest expense is due primarily to the sale of a subsidiary in 1992 and repayments of borrowings in 1993.

Other Operating and General Expenses Operating and general expenses included the following charges (credits) (in millions):

                                                                 1994           1993            1992
                                                                 ----           ----            ----
             Proposition 103                                      $19            $-              $-
             Allowance for bad debts                               18             10              (3)
             Minority interest                                      9             35              38
             Writeoff of debt discount
               and issue costs                                     -              24              -
             Relocation expenses                                   -               8              -

       Allowance for bad debts includes charges for possible losses on agents' balances, reinsurance recoverables and other receivables. Relocation expenses represent the estimated costs of moving GALIC's operations from Los Angeles to Cincinnati.

Income Taxes See Note L to the Financial Statements for an analysis of other items affecting AFC's effective tax rate. Certain subsidiaries were not able to recognize tax benefits on significant operating losses in 1992, accordingly, AFC's effective tax rate was greater than the normal rate of 34%.

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

Recent Accounting Standards The following Statements of Financial Accounting Standards ("SFAS") have been implemented by AFC in 1992, 1993 or 1994 or will be implemented in 1995. The implementation of these standards is discussed under various subheadings of Note B to the Financial Statements; effects of each are shown in relevant Notes. Implementation of SFAS No. 114 in the first quarter of 1995 is not expected to have a significant effect on AFC.

                                                                                     Note B
     SFAS#       Subject of Standard (Year Implemented)                              Reference
     -----       --------------------------------------------------------            --------------
      106        Certain Postretirement Benefits                (1993)               "Benefit Plans"
      107        Fair Values                                    (1992)               "Fair Value"
      109        Income Taxes                                   (1992)               "Income Taxes"
      112        Certain Employment Benefits                    (1994)               "Benefit Plans"
      113        Reinsurance                                    (1993)               "Insurance"
      114        Impairment of Loans                            (1995)                    -n/a-
      115        Investment in Securities                       (1993)               "Investments"
      119        Derivative Financial Instruments               (1994)                    -n/a-

       Other standards issued in recent years did not apply to AFC or had only negligible effects on AFC.

                                     ITEM 8

                  Financial Statements and Supplementary Data

                                                                                                           Page
                                                                                                           ----

Reports of Independent Auditors                                                                            F-1

Consolidated Balance Sheet:
      December 31, 1994 and 1993                                                                           F-4

Consolidated Statement of Operations:
      Years ended December 31, 1994, 1993 and 1992                                                         F-5

Consolidated Statement of Changes in Capital Accounts:
      Years ended December 31, 1994, 1993 and 1992                                                         F-6

Consolidated Statement of Cash Flows:
      Years ended December 31, 1994, 1993 and 1992                                                         F-7

Notes to Consolidated Financial Statements                                                                 F-8


"Selected Quarterly Financial Data" has been included in Note Q to the Consolidated Financial Statements.
                                      45

                                    PART III

                                    ITEM 10

               Directors and Executive Officers of the Registrant

      The directors and executive officers of AFC at March 1, 1995, are:

                                                                                                     Executive
     Name                          Age                   Position                                      Since
- ------------------                 ---          ----------------------------                         ---------
Carl H. Lindner                    75           Chairman of the Board and Chief                         1959
                                                  Executive Officer
Richard E. Lindner                 73           Director                                                1959
Robert D. Lindner                  74           Vice Chairman of the Board                              1959
Ronald F. Walker                   56           Director, President and Chief                           1973
                                                  Operating Officer

Carl H. Lindner III                41           President of GAI and President                          1987
                                                  and Chief Operating Officer of
                                                  American Premier
S. Craig Lindner                   39           President of AAG and Senior Executive                    1981
                                                  Vice President of AMM
James E. Evans                     49           Vice President and General Counsel                      1976
Sandra W. Heimann                  52           Vice President                                          1984
Robert C. Lintz                    61           Vice President                                          1979
Thomas E. Mischell                 47           Vice President                                          1985
Fred J. Runk                       52           Vice President and Treasurer                            1978

      Carl H. Lindner has served as Chairman of the Board and Chief Executive Officer of AFC for more than five years. He serves in similar capacities with various AFC subsidiaries. He serves as Chairman of the Board of the following public companies: American Annuity Group, Inc. ("AAG"), American Financial Enterprises, Inc. ("AFEI"), American Premier, Chiquita and Citicasters. AFC owns a substantial beneficial interest (over 20%) in all of these companies.

      Richard E. Lindner was owner, Chairman of the Board of Directors, President and Chief Executive Officer of Thriftway, Inc., a supermarket chain otherwise unaffiliated with AFC, and had been associated with that company for over five years prior to its sale in March 1995.

      Robert D. Lindner, for more than five years, has served as Vice Chairman of the Board of Directors of AFC. In addition, he is Chairman of the Board of United Dairy Farmers, Inc. ("UDF") which, among other things, is engaged through subsidiaries in dairy processing and the operation of convenience stores. He is also a director of AFEI.

      Ronald F. Walker has served as President and Chief Operating Officer of AFC for more than five years. He is also Vice Chairman of the Board of Directors of GAI and holds executive positions in most of AFC's other subsidiaries. He is also a director of AAG, AFEI, Chiquita and Tejas Gas Company.

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

      Robert C. Lintz has been a Vice President of AFC and an executive officer of AMM for more than five years.

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

      In December 1993, Great American Communications completed a comprehensive financial restructuring which included a prepackaged plan of reorganization filed in November of that year under Chapter 11 of the Bankruptcy Code. Carl
H. Lindner, Thomas E. Mischell and Fred J. Runk were executive officers of that company within two years before its bankruptcy reorganization.


      The information required by the following Items will be provided within 120 days after the end of Registrant's fiscal year.


      ITEM 11             Executive Compensation


      ITEM 12             Security Ownership of Certain Beneficial Owners and
                          Management


      ITEM 13             Certain Relationships and Related Transactions
                                      47

                        REPORTS OF INDEPENDENT AUDITORS


Board of Directors
American Financial Corporation

We have audited the accompanying consolidated balance sheets of American Financial Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, changes in capital accounts, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements of American Premier Underwriters, Inc. and General Cable Corporation (1993 and 1992). Those statements were audited by other auditors whose reports have been furnished to us. The reports pertaining to the statements of American Premier Underwriters, Inc. and General Cable Corporation included explanatory paragraphs that described their change in method of accounting for income taxes in 1992. Our opinion on the consolidated financial statements and schedules, insofar as it relates to data included for those corporations as described in Note F, is based solely on the reports of other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Financial Corporation and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note B to the consolidated financial statements, American Financial Corporation and subsidiaries changed their method of accounting in 1993 for certain investments in debt and equity securities and in 1992 for income taxes.




                                                               ERNST & YOUNG LLP


Cincinnati, Ohio
March 28, 1995

               REPORT OF AMERICAN PREMIER'S INDEPENDENT AUDITORS



American Premier Underwriters, Inc.

We have audited the financial statements and the financial statement schedules of American Premier Underwriters, Inc. and Consolidated Subsidiaries listed in the Index to Financial Statements and Financial Statement Schedules of American Premier Underwriters, Inc.'s Form 10-K for the year ended December 31, 1994 (not presented separately herein). These financial statements and the financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of American Premier Underwriters, Inc. and Consolidated Subsidiaries at December 31, 1994 and 1993 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information shown therein.

As discussed in Note 7 to the financial statements, in 1992 the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109.



DELOITTE & TOUCHE LLP



Cincinnati, Ohio
February 15, 1995
(March 23, 1995 with respect to the
acquisition of American Financial
Corporation as discussed in Note 2 to
American Premier's financial statements)

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



DELOITTE & TOUCHE



Cincinnati, Ohio
February 18, 1994

                AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (In Thousands)


                                                                                          December 31,
                                                                              ---------------------------------
                                                                                   1994                  1993
                                                                                   ----                  ----
             Assets
Cash and short-term investments                                               $   171,335          $   167,950
Investments:
  Bonds and redeemable preferred stocks:
    Held to maturity - at amortized cost
       (market - $4,336,700 and $3,959,400)                                     4,629,633             3,788,732
    Available for sale - at market
       (amortized cost - $1,938,853 and $2,216,328)                             1,862,653             2,349,528
  Other stocks - principally at market
    (cost - $137,106 and $207,056)                                                208,706               339,156
  Investment in investee corporations                                             832,637               899,800
  Loans receivable                                                                641,964               630,932
  Real estate and other investments                                               154,262               139,319
                                                                              -----------           -----------
                                                                                8,329,855             8,147,467
Recoverables from reinsurers and prepaid
  reinsurance premiums                                                            902,063               756,060
Agents' balances and premiums receivable                                          363,156               297,423
Other receivables                                                                 197,119               214,324
Prepaid expenses, deferred charges and other assets                               410,657               320,299
Cost in excess of net assets acquired                                             175,866               173,965
                                                                              -----------           -----------

                                                                              $10,550,051           $10,077,488
                                                                              ===========           ===========


     Liabilities and Capital
Unpaid losses and loss adjustment expenses                                    $ 2,916,985           $ 2,723,867
Unearned premiums                                                                 824,691               674,890
Annuity policyholders' funds accumulated                                        4,618,108             4,256,674
Long-term debt:
  Parent company                                                                  490,065               571,874
  Subsidiaries                                                                    616,682               482,132
Accounts payable, accrued expenses and other
  liabilities                                                                     579,151               672,362
Minority interest                                                                 105,506               109,219
                                                                              -----------           -----------
                                                                               10,151,188             9,491,018

Capital subject to mandatory redemption                                             2,880               49,232
Preferred Stock (redemption value - $278,719
  and $278,889)                                                                   168,484               168,588
Common Stock without par value                                                        904                   904
Retained earnings                                                                 223,095               210,846
Net unrealized gain on marketable securities,
  net of deferred income taxes                                                      3,500               156,900
                                                                              -----------           -----------

                                                                              $10,550,051           $10,077,488
                                                                              ===========           ===========


See notes to consolidated financial statements.

                AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (In Thousands)


                                                                                       Year ended December 31,
                                                                       ----------------------------------------------------
                                                                           1994                 1993                 1992
                                                                           ----                 ----                 ----
Income:
  Property and casualty insurance premiums                             $1,378,628           $1,494,796           $2,151,400
  Investment income                                                       582,931              601,900              688,604
  Realized gains on sales of securities                                    48,342               82,265              101,474
  Equity in net earnings (losses) of
    investee corporations                                                 (16,573)              69,862             (338,710)
  Gains on sales of investee corporations                                   1,694               83,211                2,766
  Gains on sales of subsidiaries                                             -                  75,309               64,483
  Sales of other products and services                                       -                 152,100            1,030,877
  Other income                                                            107,758              161,260              227,956
                                                                       ----------           ----------           ----------
                                                                        2,102,780            2,720,703            3,928,850

Costs and Expenses:
  Property and casualty insurance:
    Losses and loss adjustment expenses                                   986,996            1,064,108            1,554,702
    Commissions and other underwriting
      expenses                                                            428,590              467,293              623,704
  Benefits to annuity policyholders                                       241,811              228,609              241,600
  Interest charges on borrowed money                                      115,162              157,219              215,900
  Cost of sales                                                              -                 134,900              886,238
  Book Value Incentive Plan                                                34,740                  991                 (826)
  Other operating and general expenses                                    251,913              405,598              552,386
                                                                       ----------           ----------           ----------
                                                                        2,059,212            2,458,718            4,073,704
                                                                       ----------           ----------           ----------
Earnings (loss) before income taxes,
  extraordinary items and cumulative
  effect of accounting change                                              43,568              261,985             (144,854)
Provision for income taxes                                                 24,650               37,296               17,446
                                                                       ----------           ----------           ----------

Earnings (loss) before extraordinary items and
  cumulative effect of accounting change                                   18,918              224,689             (162,300)

Extraordinary items, net of income taxes                                  (16,818)              (4,559)                -
Cumulative effect of accounting change                                       -                    -                  85,400
                                                                       ----------           ----------           ----------

Net Earnings (Loss)                                                    $    2,100           $  220,130          ($   76,900)
                                                                       ==========           ==========           ==========




See notes to consolidated financial statements.

                AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL ACCOUNTS
                                 (In Thousands)


                                                                                        Year ended December 31,
                                                                         --------------------------------------------------
                                                                              1994                1993                 1992
                                                                              ----                ----                 ----
Capital Subject to Mandatory Redemption:
  Balance at beginning of period                                          $ 49,232            $ 27,683             $ 81,939
  Purchases and redemptions                                                 (6,625)             (2,103)             (10,460)
  Increase (decrease) in capital subject
    to put option                                                           (7,225)             23,652              (43,796)
  Transfer to Retained Earnings                                            (32,502)                -                    -
                                                                          --------            --------             --------
         Balance at End of Period                                         $  2,880            $ 49,232             $ 27,683
                                                                          ========            ========             ========



Preferred Stock:
  Balance at beginning of period                                          $168,588            $168,588             $153,588
  Sale to employee benefit plan                                               -                   -                  15,000
  Purchase                                                                    (104)               -                    -
                                                                         --------             --------             --------

         Balance at End of Period                                         $168,484            $168,588             $168,588
                                                                          ========            ========             ========



Common Stock:
  Balance at Beginning and End of Period                                  $    904            $    904             $    904
                                                                          ========            ========             ========



Retained Earnings:
  Balance at beginning of period                                          $210,846            $ 42,402             $104,507
  Net earnings (loss)                                                        2,100             220,130              (76,900)
  Purchase of Preferred Stock                                                 (56)                -                    -
  Deduct cash dividends paid or declared on:
    Preferred Stock                                                        (25,728)            (26,137)             (26,155)
    Common Stock                                                            (3,794)             (1,897)              (2,846)
  Decrease (increase) in capital subject
    to put option                                                            7,225             (23,652)              43,796
  Transfer from Capital Subject to
    Mandatory Redemption                                                    32,502                -                    -
                                                                          --------            --------             --------
         Balance at End of Period                                         $223,095            $210,846             $ 42,402
                                                                          ========            ========             ========



Net Unrealized Gain on Marketable Securities,
    Net of Deferred Income Taxes:
    Balance at beginning of period                                        $156,900            $ 68,100             $  2,700
    Change during period                                                  (153,400)             88,800               65,400
                                                                         --------             --------             --------

         Balance at End of Period                                         $  3,500            $156,900             $ 68,100
                                                                          ========            ========             ========


See notes to consolidated financial statements.

                AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)

                                                                                           Year ended December 31,
                                                                              --------------------------------------------------
Operating Activities:                                                               1994                1993                1992
                                                                                    ----                ----                ----
  Net earnings (loss)                                                         $    2,100          $  220,130         ($   76,900)
  Adjustments:
    Extraordinary losses from retirement of debt                                  16,818               4,559                -
    Cumulative effect of accounting change                                          -                   -                (85,400)
    Depreciation and amortization                                                 30,729              52,117             107,615
    Benefits to annuity policyholders                                            241,811             228,609             241,600
    Equity in net losses (earnings) of investees                                  16,573             (69,862)            338,710
    Changes in reserves on assets                                                 17,094              11,440              (1,452)
    Realized gains on investing activities                                       (59,609)           (242,529)           (169,686)
    Writeoff of debt discount and issue costs                                       -                 30,054                -
    Decrease (increase) in reinsurance and
      other receivables                                                         (223,113)           (238,166)             48,878
    Increase in prepaid expenses, deferred
      charges and other assets                                                   (96,596)            (90,022)           (115,815)
    Increase in insurance claims and reserves                                    345,542             241,704             165,684
    Increase in other liabilities                                                 67,799              50,479              36,163
    Increase in minority interest                                                  6,773              37,057              19,656
    Dividends from investees                                                      21,567              25,575              24,313
    Other, net                                                                    (1,488)            (37,062)              4,822
                                                                               ---------           ---------          ----------
                                                                                 386,000             224,083             538,188
                                                                               ---------           ---------          ----------
Investing Activities:
  Purchases of and additional investments in:
    Fixed maturity investments                                                (1,726,318)         (3,062,435)         (4,718,486)
    Equity securities                                                             (7,315)            (20,224)            (14,386)
    Investees and subsidiaries                                                   (29,306)            (27,578)            (23,115)
    Real estate, property and equipment                                          (27,185)            (41,762)            (71,964)
  Maturities and redemptions of fixed maturity
    investments                                                                  420,945             757,473           1,187,232
  Sales of:
    Fixed maturity investments                                                   694,947           1,498,432           2,348,529
    Equity securities                                                            127,181             221,467              88,475
    Investees and subsidiaries                                                    27,621             255,517             212,000
    Real estate, property and equipment                                            6,151              65,782              14,155
  Cash and short-term investments of former
    subsidiaries                                                                    -               (310,225)            (16,009)
  Decrease (increase) in other investments                                        (5,571)              1,435              62,370
                                                                               ---------          ----------          ----------
                                                                                (518,850)           (662,118)           (931,199)
                                                                               ---------          ----------          ----------
Financing Activities:
  Annuity receipts                                                               442,703             400,141             360,702
  Annuity benefits and withdrawals                                              (321,038)           (337,878)           (339,406)
  Additional long-term borrowings                                                244,311             338,010             259,447
  Reductions of long-term debt                                                  (193,481)           (601,040)           (294,493)
  Issuances of capital stock                                                        -                   -                 15,000
  Repurchases of capital stock                                                    (6,738)             (2,643)            (10,549)
  Cash dividends paid                                                            (29,522)            (28,034)            (29,001)
                                                                               ---------          ----------          ----------
                                                                                 136,235            (231,444)            (38,300)
                                                                               ---------          ----------          ----------
Net Increase (Decrease) in Cash and Short-term Investments                         3,385            (669,479)           (431,311)
Cash and short-term investments at beginning of
  period                                                                         167,950             837,429           1,268,740
                                                                              ----------          ----------          ----------
Cash and short-term investments at end of period                              $  171,335          $  167,950          $  837,429
                                                                              ==========          ==========          ==========

See notes to consolidated financial statements.
                                      F-7

                AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      _____________________________________________________________

                                 INDEX TO NOTES

      A.  1995 Merger                                                  K.  Common Stock
      B.  Accounting Policies                                          L.  Income Taxes
      C.  Acquisitions and Sales of Subsidiaries                       M.  Extraordinary Items
              and Investees                                            N.  Pending Legal Proceedings
      D.  Segments of Operations                                       O.  Benefit Plans
      E.  Investments                                                  P.  Transactions with Affiliates
      F.  Investment in Investee Corporations                          Q.  Quarterly Operating Results
      G.  Cost in Excess of Net Assets Acquired                        R.  Additional Information
      H.  Long-Term Debt                                               S.  Restrictions on Transfer of Funds
      I.  Capital Subject to Mandatory Redemption                             and Assets of Subsidiaries
      J.  Other Preferred Stock

      _____________________________________________________________

A. 1995 Merger On March 23, 1995, shareholders of American Premier Underwriters, Inc. ("American Premier") approved the merger of American Financial Corporation ("AFC") with a newly formed subsidiary of American Premier Group, Inc. ("New American Premier"), another new company formed to own 100% of the common stock of both AFC and American Premier. In the transaction, Carl H. Lindner and members of his family, who own 100% of the Common Stock of AFC, will exchange their AFC Common Stock for approximately 55% of New American Premier voting common stock. Shareholders of American Premier, including AFC and its subsidiaries, will receive shares of New American Premier stock on a one-for-one basis. No gain or loss will be recorded on the exchange of shares.

      AFC will continue to be a separate SEC reporting company with publicly traded debentures and preferred stock. Holders of AFC Series F and G Preferred Stock will be granted voting rights equal to approximately 21% of the total voting power of AFC shareholders immediately prior to the merger. AFC and New American Premier have stated that they will likely redeem substantial amounts of the debt of American Premier, AFC and AFC's wholly-owned subsidiaries.

B.    Accounting Policies

      Basis of Presentation The consolidated financial statements include the accounts of AFC and its subsidiaries. Changes in ownership levels of subsidiaries and investees have resulted in certain differences in the financial statements and have affected comparability between years. Certain reclassifications have been made to prior years to conform to the current year's presentation. All significant intercompany balances and transactions have been eliminated. All acquisitions have been treated as purchases. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements.
                                      F-8

                AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

      AFC's ownership of subsidiaries and significant investees with publicly traded shares at December 31, was as follows:

                                                                                     1994      1993       1992
                                                                                     ----      ----       ----
        American Annuity Group, Inc. ("AAG")                                          80%       80%        82%
        American Financial Enterprises, Inc. ("AFEI")                                 83%       83%        83%
        American Premier Underwriters, Inc.                                           42%       41%        51%
        Chiquita Brands International, Inc.                                           46%       46%        46%
        Citicasters Inc. (formerly Great American                                     37%       20%        40%
           Communications Company - "GACC")
        General Cable Corporation                                                     (a)       45%        45%
        Spelling Entertainment Group Inc. ("Spelling")                                 -        (b)        48%

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

      Premiums and discounts on mortgage-backed securities are amortized over their expected average lives using the interest method. Gains or losses on sales of securities are recognized at the time of disposition with the amount of gain or loss determined on the specific identification basis. When a decline in the value of a specific investment is considered to be other than temporary, a provision for impairment is charged to earnings and the carrying value of that investment is reduced.

      Short-term investments are carried at cost; loans receivable are stated primarily at the aggregate unpaid balance.

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

      Due to financial difficulties experienced by GACC, AFC ceased accounting for it as an investee, transferred all GACC securities and loans to the investee account and reduced the carrying value of the aggregate investment to estimated net realizable value ($35 million) at the end of 1992. AFC resumed equity accounting for its investment in GACC following GACC's reorganization at the end of 1993.
                                      F-9

                AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

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

      Insurance As discussed under "Reinsurance" below, unpaid losses and loss adjustment expenses and unearned premiums have not been reduced for reinsurance recoverable.

      Reinsurance In the normal course of business, AFC's insurance subsidiaries cede reinsurance to other companies to diversify risk and limit maximum loss arising from large claims. To the extent that any reinsuring companies are unable to meet obligations under the agreements covering reinsurance ceded, AFC's insurance subsidiaries would remain liable. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsurance policies. AFC's insurance subsidiaries report as assets (a) the estimated reinsurance recoverable on unpaid losses, including an estimate for losses incurred but not reported, and (b) amounts paid to reinsurers applicable to the unexpired terms of policies in force. AFC's insurance subsidiaries also assume reinsurance from other companies. Income on reinsurance assumed is recognized based on reports received from ceding reinsurers.

      Deferred Policy Acquisition Costs Policy acquisition costs (principally commissions, premium taxes and other underwriting expenses) related to the production of new business are deferred and included in "Prepaid expenses, deferred charges and other assets". For the property and casualty companies, the deferral of acquisition costs is limited based upon their recoverability without any consideration for anticipated investment income. Deferred policy acquisition costs ("DPAC") are charged against income ratably over the terms of the related policies. For the annuity company, DPAC is amortized, with interest, in relation to the present value of expected gross profits on the policies.

      Unpaid Losses and Loss Adjustment Expenses The net liabilities stated for unpaid claims and for expenses of investigation and adjustment of unpaid claims are based upon (a) the accumulation of case estimates for losses reported prior to the close of the accounting period on the direct business written; (b) estimates received from ceding reinsurers and insurance pools and associations; (c) estimates of unreported losses based on past experience and (d) estimates based on experience of expenses for investigating and adjusting claims. These liabilities are subject to the impact of changes in claim amounts and frequency and other factors. In spite of the variability inherent in such estimates, management believes that the liabilities for unpaid losses and loss adjustment expenses are adequate. Changes in estimates of the liabilities for losses and loss adjustment expenses are reflected in the Statement of Operations in the period in which determined.

      Premium Recognition Premiums are earned over the terms of the policies on a pro rata basis. Unearned premiums represent that portion of premiums written
                                     F-10

                AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES which is applicable to the unexpired terms of policies in force. On reinsurance assumed from other insurance companies or written through various underwriting organizations, unearned premiums are based on reports received from such companies and organizations.

      Annuity Policyholders' Funds Accumulated Annuity receipts and benefit payments are generally recorded as increases or decreases in "annuity policyholders' funds accumulated" rather than as revenue and expense. Increases in this liability for interest credited are charged to expense and decreases for surrender charges are credited to other income.

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

      Under AFC's Book Value Incentive Plan, units were granted at initial values between 80% and 120% of "book value" to key employees. Units were exercisable at any time, to the extent vested. Prior to 1995, (i) payments were made to the holder 50% in cash and the remainder in installments over a ten-year period with an assumed interest factor of 12% per annum and (ii) the value of the units (the excess of the current book value of a share of AFC Common Stock, as defined, over the initial value of the units at the date of grant) was being accrued over the vesting period (five years). In connection with the 1995 merger, full vesting will be granted and the plan terminated. Cash payments to be made to holders of the units were accrued at December 31, 1994.

      AFC and many of its subsidiaries provide health care and life insurance benefits to eligible retirees. The projected future cost of providing these benefits is expensed over the period the employees qualify for such benefits.

      Effective January 1, 1994, AFC implemented SFAS No. 112, "Employers' Accounting for Postemployment Benefits" which covers benefits provided to former or inactive employees (primarily those on disability) who were not deemed retired under other company plans. This standard requires companies to accrue the projected future cost of providing postemployment benefits instead of recognizing an expense for these benefits when paid. The implementation of SFAS No. 112 did not have a material effect on AFC's financial position or results of operations.
                                     F-11

                AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

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

      Fair Value of Financial Instruments Methods and assumptions used in estimating fair values are described in Note R to the financial statements. These fair values represent point-in-time estimates of value that might not be particularly relevant in predicting AFC's future earnings or cash flows.

C.    Acquisitions and Sales of Subsidiaries and Investees

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

      American Premier In August 1993, AFEI, whose assets consisted primarily of investments in American Premier, General Cable and AAG, sold 4.5 million shares of American Premier common stock in a secondary public offering. AFEI used the net proceeds of approximately $151 million to retire most of its debt. AFC recognized a pretax gain of $28.3 million, before minority interest, on the sale, including recognition of a portion of previously deferred gains related to sales of assets to American Premier from AFC subsidiaries. In anticipation of the reduction of AFC's ownership of American Premier below 50%, AFC ceased accounting for it as a subsidiary and began accounting for it as an investee in April 1993.

      In December 1993, American Premier paid AFC $52.8 million (including $12.8 million in interest) representing an adjustment on the 1990 sale of AFC's non-standard automobile group to American Premier. AFC recorded an additional pretax gain of $31.4 million on this transaction after deferring $21.4 million based on its ownership of American Premier.

                AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

      Citicasters In connection with the completion of GACC's plan of reorganization in December 1993, AFC received 2.3 million shares of new common stock in exchange for its previous holdings of GACC stock and debt. In connection with the plan, AFC also invested an additional $7.5 million in GACC common stock and debt securities.

      In June 1994, AFEI purchased 1.2 million shares of Citicasters common stock for $23.9 million in cash.

      Great American Life Insurance Company In December 1992, AFC sold Great American Life Insurance Company ("GALIC") to American Annuity Group for $468 million in cash. In connection with the sale, AFC purchased 5.1 million shares of AAG's common stock pursuant to a tender offer and an additional 17.1 million newly issued shares, increasing AFC's ownership from 39% to approximately 82%. No gain or loss was recorded on the sale of GALIC. Following the transaction, AFC began accounting for AAG as a subsidiary.

      Spelling In 1992, AFC's ownership of Spelling decreased below 50% and, accordingly, AFC ceased accounting for Spelling as a subsidiary and began accounting for it as an investee. In March 1993, AFC sold its common stock investment in Spelling to Blockbuster Entertainment in exchange for Blockbuster common stock and warrants. AFC realized a $52 million pretax gain on the sale.

      Kings Island Theme Park In 1992, AFC sold Kings Island to an unaffiliated party for approximately $210 million in cash. AFC realized a $64.5 million pretax gain on the transaction.

D. Segments of Operations Through subsidiaries, AFC is engaged in several financial businesses, including property and casualty insurance, annuities and portfolio investing. AFC also owns significant portions of the voting equity securities of certain companies (investee corporations
      - see Note F).

      The following tables (in thousands) show AFC's assets, revenues and operating profit (loss) by significant business segment. Capital expenditures, depreciation and amortization are not significant. Operating profit (loss) represents total revenues less operating expenses. Goodwill and its amortization have been allocated to the various segments to which they apply. General corporate assets and expenses have not been identified or allocated by segment since they are not material.

                                                                          1994              1993              1992
                                                                          ----              ----              ----
      Assets
      Property and casualty insurance (a)                          $ 4,576,591       $ 4,192,908       $ 5,881,464
      Annuities                                                      5,078,928         4,898,419         4,434,865
      Other (b)                                                         61,895            86,361         1,504,269
                                                                   -----------       -----------       -----------
                                                                     9,717,414         9,177,688        11,820,598
      Investment in investee corporations                              832,637           899,800           568,207
                                                                   -----------       -----------       -----------

                                                                   $10,550,051       $10,077,488       $12,388,805
                                                                   ===========       ===========       ===========

                AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

                                                                       1994                1993                1992
                                                                       ----                ----                ----
      Revenues (c)
      Property and casualty insurance:
        Underwriting:
          Auto liability and physical
            damage                                               $  435,609          $  571,084          $  984,722
          Property and multiple peril                               381,765             338,555             343,966
          Workers' compensation and other
            liability                                               375,323             418,328             679,217
          All other                                                 185,931             166,829             143,495
                                                                 ----------          ----------          ----------
                                                                  1,378,628           1,494,796           2,151,400
        Investment and other income                                 314,731             481,548             568,184
                                                                 ----------          ----------          ----------
                                                                  1,693,359           1,976,344           2,719,584
      Annuities (d)                                                 378,010             395,871             356,265
      Other (b)                                                      47,984             278,626           1,191,711
                                                                 ----------          ----------          ----------
                                                                  2,119,353           2,650,841           4,267,560
      Equity in net earnings (losses)
        of investee corporations                                    (16,573)             69,862            (338,710)
                                                                 ----------          ----------          ----------

                                                                 $2,102,780          $2,720,703          $3,928,850
                                                                 ==========          ==========          ==========


      Operating Profit (Loss)
      Property and casualty insurance:
        Underwriting:
          Auto liability and physical
            damage                                              ($   13,734)        ($    8,453)         $    2,819
          Property and multiple peril                               (41,006)             (8,529)            (62,785)
          Workers' compensation and other
            liability                                                39,495             (24,700)             27,248
          All other                                                 (18,260)              7,581               7,540
                                                                 ----------          ----------          ----------
                                                                    (33,505)            (34,101)            (25,178)
        Investment and other income                                 199,292             321,701             317,184
                                                                 ----------          ----------          ----------
                                                                    165,787             287,600             292,006
      Annuities                                                      58,748              63,388              65,480
      Other (b)(e)                                                 (164,394)           (158,865)           (163,630)
                                                                 ----------          ----------          ----------
                                                                     60,141             192,123             193,856
      Equity in net earnings (losses) of
        investee corporations                                       (16,573)             69,862            (338,710)
                                                                 ----------          ----------          ----------

                                                                 $   43,568          $  261,985         ($  144,854)
                                                                 ==========          ==========          ==========


      (a)    Not allocable to lines of insurance.
      (b) Includes American Premier's non-insurance operations and Spelling for the periods they were accounted for as consolidated subsidiaries.
      (c) Revenues include sales of products and services as well as other income earned by the respective segments.
      (d)    Represents primarily investment income and realized gains.
      (e)    Includes holding company expenses.

                AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

E. Investments Bonds, redeemable preferred stocks and other stocks at December 31, consisted of the following (in millions):

                                                                 1994
- -----------------------------------------------------------------------------------------------------------------------------------
                                   Held to Maturity                          Available for Sale
               -----------------------------------------------------------------------------------------------------
                                Amortized     Market   Gross Unrealized        Amortized     Market Gross Unrealized
                                                       ----------------                             ----------------
                                     Cost      Value     Gains   Losses             Cost      Value   Gains   Losses
                              -----------    -------     -----   ------      -----------    -------   -----   ------
       Bonds and redeemable
        preferred stocks:
         United States Government
          and government agencies
          and authorities     $       -  $       -      $  -   $    -           $  306.9   $  293.0   $  .4 ($14.3)
         States, municipalities and
          political subdivisions     23.4       23.2        .7    (.9)              36.8       36.3     1.4   (1.9)
         Foreign government          16.0       14.0       -     (2.0)              44.0       42.4      .1   (1.7)
         Public utilities           688.3      635.2       1.1  (54.2)              84.1       79.3      .2   (5.0)
         Mortgage-backed securities 952.7      872.3        .1  (80.5)             721.4      671.5      .6  (50.5)
         All other corporate      2,844.3    2.692.8       5.4 (156.9)             745.7      740.2     2.9   (8.4)
         Redeemable preferred stocks104.9       99.2        .4   (6.1)                -          -      -        -
                                    ----- ----------     ------------        ---------------------- ------- -------

                                 $4,629.6   $4,336.7      $7.7($300.6)          $1,938.9   $1,862.7  $  5.6 ($81.8)
                                 ========   ========      ==== ======           ========   ========  ======  =====

       Other stocks                                                            $   137.1  $   208.7   $72.0($   .4)
                                                                               =========  =========   ===== ======


                                                              1993
- -----------------------------------------------------------------------------------------------------------------------------------
                                   Held to Maturity                             Available for Sale
              --------------------------------------------------------- --------------------------------------------
                                Amortized     Market    Gross Unrealized       Amortized     Market Gross Unrealized
                                                        ----------------                            ----------------
                                     Cost      Value     Gains    Losses            Cost      Value   Gains   Losses
                              -----------    -------     -----    ------    ------------   --------   -----   ------
       Bonds and redeemable
        preferred stocks:
         United States Government
           and government agencies
           and authorities   $        - $        -   $     -   $    -          $   208.0  $   217.1 $   9.1     $ -

         States, municipalities and
           political subdivisions    26.9       28.8       1.9      -               35.0       37.3     2.3       -
         Foreign government           6.0        5.0       -      (1.0)             15.7       15.7      -        -
         Public utilities           642.2      661.8      25.0    (5.4)            135.9      141.2     5.3       -
         Mortgage-backed securities 703.5      717.7      18.4    (4.2)          1,129.0    1,183.3    54.3       -
         All other corporate      2,314.5    2,447.8     141.0    (7.7)            692.7      754.9    62.2       -
         Redeemable preferred stocks 95.6       98.3       2.9     (.2)              -          -       -         -
                                    ----- ----------  ----------------     --------------------------------    -----

                                 $3,788.7   $3,959.4    $189.2  ($18.5)         $2,216.3   $2,349.5  $133.2     $ -
                                 ========   ========    ======   =====          ========   ========  ======     ====

       Other stocks                                                            $   207.1  $   339.2  $137.2   ($5.1)
                                                                               =========  =========  ======    ====


      The table below sets forth the scheduled maturities of bonds and redeemable preferred stocks based on carrying value as of December 31, 1994. Data based on market value is generally the same. Mortgage-backed securities had an average life of approximately 8 years at December 31, 1994.

                                                                                           Held to        Available
                       Maturity                                                           Maturity         for Sale
                     --------------------                                                 --------        ---------
                     One year or less                                                       *%                2%
                     After one year through five years                                      20                15
                     After five years through ten years                                     50                30
                     After ten years                                                         9                17
                                                                                           ---               ---
                                                                                            79                64
                     Mortgage-backed securities                                             21                36
                                                                                           ---               ---
                                                                                          100%              100%
                                                                                          ===               ===

                     ________________
                     (*) less than 1%
                                     F-15

                AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

      Realized gains (losses) and changes in unrealized appreciation (depreciation) on fixed maturity and equity security investments are summarized as follows (in thousands):

                                                       Fixed               Equity             Tax
                                                  Maturities           Securities         Effects           Total
                                                  ----------           ----------        --------         -------
        1994
        ----
        Realized                                   ($  1,107) (*)        $49,449         ($ 16,920)      $ 31,422
        Change in Unrealized                        (673,001)            (60,500)          256,725       (476,776)

        1993
        ----
        Realized                                      52,915  (*)         29,350           (28,793)        53,472
        Change in Unrealized                         125,112              83,700           (73,084)       135,728

        1992
        ----
        Realized                                      80,503  (*)         20,971           (34,501)        66,973
        Change in Unrealized                         (78,293)             44,300            11,558        (22,435)

        (*) Gross gains of $12.7 million, $69.4 million and $85.2 million and gross losses of $13.8 million, $16.5 million and $4.7 million were realized on sales of fixed maturity investments during 1994, 1993 and 1992, respectively.

      As of February 28, 1995, the pretax unrealized losses on AFC's "available for sale" portfolio and "held to maturity" portfolio had decreased approximately $60 million and $180 million, respectively.

      Transactions in fixed maturity investments included in the Statement of Cash Flows for 1994 consisted of the following (in thousands):

                                                     Held to            Available
                                                    Maturity             for Sale               Total
                                                    --------            ---------          ----------
        Purchases                                 $1,089,978             $636,340          $1,726,318
        Maturities and redemptions                   216,013              204,932             420,945
        Sales                                          8,017(a)           686,930(b)          694,947

        (a) Securities classified as "held to maturity" having an amortized cost of $8.7 million were sold for a loss of $712,000 in 1994 due to significant deterioration in the issuer's creditworthiness.

        (b) Gross gains of $9.4 million and gross losses of $11.2 million were realized on sales of fixed maturity securities classified as "available for sale".

                AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

F. Investment in Investee Corporations Investment in investee corporations represents AFC's ownership of securities of certain companies. All of the companies named in the following table are subject to the rules and regulations of the SEC. Market value of the investments was approximately $890 million and $940 million at December 31, 1994 and 1993, respectively.

      AFC's investment (and common stock ownership percentage) and equity in net earnings and losses of investees are stated below (dollars in thousands):

                                            Investment (Ownership %)                  Equity in Net Earnings (Losses)
                                     -------------------------------------      -----------------------------------------
                                     12/31/94              12/31/93                   1994            1993           1992
                                     --------              --------                   ----            ----           ----
      American Premier(a)            $525,927    (42%)     $559,116   (41%)       $  1,147        $ 91,700       $   -
      Chiquita (b)                    237,015    (46%)      277,854   (46%)        (26,670)        (24,038)      (132,256)
      Citicasters                      69,695    (37%)       36,892   (20%)          8,950            -          (186,972)
      General Cable(c)                   -                   25,938   (45%)           -             (1,682)       (17,630)
      Other                              -                     -                      -              3,882         (1,852)
                                     --------              --------               --------        --------       --------

                                     $832,637              $899,800             ($ 16,573)        $ 69,862      ($338,710)
                                     ========              ========              ========         ========       ========

      (a)     Accounted for as an investee beginning April 1, 1993.
      (b)     AFC's equity in Chiquita's 1994 net loss excludes AFC's share of Chiquita's extraordinary loss on prepayment of debt.
      (c)     Spun-off from American Premier in July 1992.  Sold in June 1994.

      American Premier is a property and casualty insurance company. Chiquita is a leading international marketer, processor and producer of quality food products. Citicasters owns and operates television and radio stations. In May 1994, Citicasters changed its name from Great American Communications Company to reflect its identity as a pure broadcaster focused on metropolitan markets.

      Due to financial difficulties experienced by GACC, AFC transferred all GACC securities and loans to the investee account and reduced the carrying value of that investment to estimated net realizable value ($35 million) at the end of 1992. AFC resumed equity accounting for its investment in GACC following GACC's reorganization at the end of 1993.

      Included in AFC's consolidated retained earnings at December 31, 1994, was approximately $290 million applicable to equity in undistributed net earnings of investees.

                AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

      Summarized financial information for AFC's investees at December 31, 1994, is shown below (in millions). See "Investee Corporations" in Management's Discussion and Analysis.

                                                                         American Premier Underwriters, Inc.
                                                                         ---------------------------------------
                                                                           1994             1993            1992
                                                                           ----             ----            ----
           Cash and Investments                                          $2,721           $2,579
           Other Assets                                                   1,473            1,471
           Insurance Claims and Reserves                                  1,674            1,426
           Debt                                                             507              523
           Minority Interest                                                  6               15
           Shareholders' Equity                                           1,549            1,722

           Revenues of Continuing Operations                             $1,767           $1,763          $1,425
           Income from Continuing Operations                                  1              243              51
           Discontinued Operations                                           (1)             (11)              1
           Cumulative Effect of Accounting Change                            -                -              253
           Net Income                                                        -               232             305

                                                                         Chiquita Brands International, Inc.(*)
                                                                         ---------------------------------------
                                                                           1994             1993            1992
                                                                           ----             ----            ----
           Current Assets                                                $  918           $  886
           Non-current Assets                                             1,984            2,003
           Current Liabilities                                              654              612
           Non-current Liabilities                                        1,603            1,693
           Shareholders' Equity                                             645              584

           Net Sales                                                     $3,962           $4,083          $4,468
           Operating Income (Loss)                                          110              110            (154)
           Loss before Extraordinary Item                                   (49)             (51)           (284)
           Extraordinary Item                                               (23)              -               -
           Net Loss                                                         (72)             (51)           (284)

         (*) Amounts for 1993 and 1992 were reclassified by Chiquita in 1994 to reflect the reconsolidation of its Meat Division.

                                                                           Citicasters Inc.
                                                                           -------------------------------------
                                                                           1994             1993            1992
                                                                           ----             ----            ----
           Contracts, Broadcasting Licenses
             and Other Intangibles                                         $275             $575
           Other Assets                                                     128              145
           Long-term Debt                                                   122              433
           Shareholders' Equity                                             151              139

           Net Revenues of Continuing Operations                           $197             $205            $211
           Operating Income (Loss)                                           52               40            (642)
           Earnings (Loss) from Continuing Operations                        63              (67)           (613)
           Discontinued Operations                                           -                -               11
           Extraordinary Items                                               -               408               5
           Net Earnings (Loss)                                               63              341            (597)

                AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

G. Cost in Excess of Net Assets Acquired At December 31, 1994 and 1993, accumulated amortization of the excess of cost over net assets of purchased subsidiaries amounted to approximately $100 million and $94 million, respectively. Amortization expense was $6.1 million in 1994, $15.0 million in 1993 and $25.0 million in 1992.

H. Long-Term Debt Long-term debt consisted of the following at December 31, (in thousands):

                                                                                            1994              1993
                                                                                            ----              ----
      American Financial Corporation (Parent Company):
         9-3/4% Debentures due April 2004                                               $203,759          $   -
         12% Debentures (including Series A and B) due
            September 1999                                                               120,463           189,099
         10% Debentures (including Series A) due October 1999                             89,620           150,017
         12-1/4% Debentures due September 2003                                            51,556           128,294
         13-1/2% Debentures (including Series A) due
            September 2004                                                                  -               73,546
         Other, less discount of $456 and $554                                            24,667            30,918
                                                                                        --------          --------

                                                                                        $490,065          $571,874
                                                                                        ========          ========

      Subsidiaries:
         Great American Holding Corporation ("GAHC"):
           Notes payable to banks due in installments
              to December 2000                                                          $160,000          $   -
            11% Notes due August 1998, less discount of $737
              and $894 (imputed interest rate - 11.2%)                                   149,263           149,106
            Floating Rate Notes due September 1995, less
              discount of $78 and $175                                                    49,922            49,825
         American Annuity Group, Inc.:
            11-1/8% Senior Subordinated Notes due February 2003                          103,868           125,000
            9-1/2% Senior Notes due August 2001                                           43,990           100,000
           Notes payable to banks due December 1998                                       30,000              -
         American Financial Enterprises, Inc.:
            Notes payable to banks due December 1997                                      16,000            15,000
         Other                                                                            63,639            43,201
                                                                                        --------          --------

                                                                                        $616,682          $482,132
                                                                                        ========          ========

      See Note A - 1995 Merger. At December 31, 1994, sinking fund and other scheduled principal payments on debt for the subsequent five years were as follows (in thousands):

                                          Parent
                                         Company                  Subsidiaries                  Total
                                         -------                  ------------                --------
            1995                        $    261                      $ 61,639                   $ 61,900
            1996                             261                         1,600                      1,861
            1997                           5,857                        49,446                     55,303
            1998                             261                       213,615                    213,876
            1999                         225,827                        33,697                    259,524

                AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

      Debentures purchased in excess of scheduled payments may be applied to satisfy any sinking fund requirement. The scheduled principal payments shown above assume that debentures purchased are applied to the earliest scheduled retirements.

      In February 1994, AFC commenced an offer to issue new 9-3/4% Debentures due April 20, 2004 and cash in exchange for its publicly traded debentures. In anticipation of the offer, in December 1993, AFC wrote off $24.3 million in unamortized original issue discount and debt issue costs related to the debentures covered in the exchange offer.

      In the exchange offer (completed in April 1994), AFC issued approximately $203.8 million of the 9-3/4% Debentures. A cash premium of $6.5 million on the debentures exchanged is included in Extraordinary Items in the Statement of Operations. AFC also redeemed at par all 13-1/2% Debentures not tendered in the exchange for approximately $63.2 million in cash.

      GAHC has a revolving credit agreement with several banks under which it can borrow up to $300 million. Borrowings bear interest at prime rate or at LIBOR plus 1.375% and are collateralized by a pledge of 50% of the stock of AFC's largest property and casualty insurance subsidiary. The agreement converts to a four-year term loan in December 1996 and requires annual facility fees and commitment fees based upon the unused portion of the credit line. AFC guarantees amounts borrowed under the credit agreement.

      In 1994, AAG entered into a $50 million revolving credit agreement with three banks. Loans under the credit agreement bear interest at floating rates based on prime or Eurodollar rates and are collateralized by 20% of the common stock of GALIC.

      During 1994, AAG repurchased $21.1 million principal amount of its 11-1/8% Notes and $56.0 million principal amount of its 9-1/2% Notes in exchange for approximately $69 million in cash and 810,000 shares of its common stock. Included in Extraordinary Items is a loss of $1.3 million (net of minority interest) realized as a result of the repurchases.

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

      AFEI redeemed all $102.5 million of its 13-7/8% Notes and paid $40 million of bank debt with the proceeds from the sale of shares of American Premier in August 1993. Subsequently, AFEI entered into a new revolving credit agreement which enables it to borrow a maximum of $20 million through December 1997.

      Cash interest payments of $115 million, $133 million and $206 million were made on long-term debt in 1994, 1993 and 1992, respectively.

                AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

I. Capital Subject to Mandatory Redemption Capital subject to mandatory redemption includes AFC's Mandatory Redeemable Preferred Stock and, at December 31, 1993, capital subject to a put option.

      Mandatory Redeemable Preferred Stock At December 31, 1994, the outstanding shares of Mandatory Redeemable Preferred Stock were nonvoting, cumulative and consisted of the following:

          Series E, $10.50 par value - authorized 2,725,000 shares; annual dividends per share $1; to be retired at par in 1995; 274,242 shares (stated value - $2.9 million) and 504,711 shares (stated value
            - $5.3 million) outstanding at December 31, 1994 and 1993, respectively.

          Series I, $.01 par value - authorized 700,000 shares; annual dividends per share $2.66; retired in 1994; 150,212 shares (stated value - $4.2 million) outstanding at December 31, 1993.

      During 1994, AFC redeemed the outstanding shares of Series I Preferred Stock and 230,469 shares of Series E Preferred Stock for approximately $6.6 million. During 1993, AFC purchased 75,106 shares of Series I Preferred Stock for approximately $2.1 million. During 1992, AFC purchased 680,369, 115,500 and 75,105 shares of Series D, Series E and Series I Preferred Stock, respectively, for approximately $10.4 million.

      Capital Subject to Put Option Under an agreement entered into in 1983, certain members of the Lindner family (the "Group") were granted options to purchase additional AFC Common shares. Holders had the right to "put" to AFC any shares of AFC Common Stock or options at any time at a price equal to AFC's book value per share, as defined. At December 31, 1994 and 1993, the Group owned 1,533,767 shares of AFC Common Stock and options to purchase an additional 762,500 shares. Immediately prior to consummation of the 1995 merger discussed in Note A, the AFC options will be exercised at approximately $11.43 per share. The aggregate purchase price for all shares covered by the put is included in "capital subject to mandatory redemption" at December 31, 1993, and amounted to $40 million. Since the group's rights under the put agreement will be extinguished in connection with the merger, the amount of capital equal to the purchase price for shares covered by the put at December 31, 1994, has been reclassified to Retained Earnings.

                AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

J. Other Preferred Stock Under provisions of both the Nonvoting (55.8 million shares authorized, including the redeemable issues) and Voting (3.5 million shares authorized, none outstanding) Cumulative Preferred Stock, the Board of Directors is authorized to divide the authorized stock into series and to set specific terms and conditions of each series. In connection with the merger discussed in Note A, the aggregate number of shares authorized will be reduced to 38.1 million and voting rights will be granted to the Series F and G shares.


      At December 31, 1994, the outstanding shares of other preferred stock were nonvoting, cumulative and consisted of the following:

            Series F, $1 par value - authorized 15,000,000 shares; annual dividends per share $1.80; 10% annually may be retired at AFC's option at $20 per share in 1995 and 1996; 13,744,754 shares (stated value - $167.9 million) and 13,753,254 shares (stated value - $168.0 million) outstanding at December 31, 1994 and 1993, respectively.

            Series G, $1 par value - authorized 2,000,000 shares; annual dividends per share $1.05; may be retired at AFC's option at $10.50 per share; 364,158 shares (stated value - $600,000) outstanding at December 31, 1994 and 1993.

      In 1994, AFC purchased 8,500 shares of Series F Preferred Stock from a subsidiary's profit sharing plan for $159,000. In 1992, AFC sold 1.0 million shares of Series F Preferred Stock to its ESORP for $15.0 million in cash.

K. Common Stock At December 31, 1994, Carl H. Lindner and certain members of the Lindner family owned all of the outstanding Common Stock of AFC (18,971,217 shares, including 1,533,767 shares subject to a put option as described in Note I). Of the 32,300,000 authorized shares of Common Stock at December 31, 1994, 762,500 shares were reserved for issuance upon exercise of options. In connection with the merger discussed in Note A, AFC will increase the number of authorized common shares to 53.5 million.

                AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

L. Income Taxes The following is a reconciliation of income taxes at the statutory rate of 35% in 1994 and 1993 and 34% in 1992 and income taxes as shown in the Statement of Operations (in thousands):

                                                                        1994            1993            1992
                                                                        ----            ----            ----
        Earnings (loss) before income taxes
            and extraordinary items                                  $43,568        $261,985       ($144,854)
            Extraordinary items                                      (17,192)         (4,559)            -
                                                                     -------        --------         --------
        Adjusted earnings (loss) before
            income taxes                                             $26,376        $257,426       ($144,854)
                                                                     =======        ========        ========

        Income taxes at statutory rate                               $ 9,232        $ 90,099       ($ 49,250)
        Effect of:
            Losses (utilized) not utilized                            19,267         (59,141)         54,100
            Dividends received deduction                              (8,528)         (8,336)         (8,774)
            Minority interest                                          2,998          12,082          13,289
            Amortization of intangibles                                1,987           2,658           4,223
            Tax exempt interest                                         (689)           (659)           (628)
            State income taxes                                           149             820           4,170
            Foreign income taxes                                           6              76             992
            Other                                                       (146)           (303)           (676)
                                                                     -------        --------        --------
        Total provision                                               24,276          37,296          17,446
        Less amounts applicable to
            extraordinary items                                          374            -               -
                                                                     -------        --------        --------
        Provision for income taxes as shown
            on the Statement of Operations                           $24,650        $ 37,296        $ 17,446
                                                                     =======        ========        ========

      Adjusted earnings (loss) before income taxes consisted of the following

      (in thousands):
                                                                        1994            1993            1992
                                                                        ----            ----            ----
        Subject to tax in:
            United States                                            $28,422         $255,682       ($144,854)
            Foreign jurisdictions                                     (2,046)           1,744            -
                                                                     -------         --------        --------

                                                                     $26,376         $257,426       ($144,854)
                                                                     =======         ========        ========

      The total income tax provision consists of (in thousands):

                                                                        1994            1993            1992
                                                                        ----            ----            ----
        Current taxes:
            Federal                                                  $21,028         $43,592         $39,791
            Foreign                                                     -                503           1,172
            State                                                        226           1,843           4,736
        Deferred taxes (credits):
            Federal                                                    3,012          (8,256)        (28,926)
            Foreign                                                       10            (386)            673
                                                                     -------         -------         -------

                                                                     $24,276         $37,296         $17,446
                                                                     =======         =======         =======

                AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

      The 1993 provision for income tax includes a $15 million first quarter benefit due to American Premier's revision of estimated future taxable income likely to be generated during the company's tax loss carryforward period.

      For income tax purposes, certain members of the AFC consolidated tax group had approximately $229 million of operating loss carryforwards available at December 31, 1994. The carryforwards are scheduled to expire as follows: $6 million in 1995, $10 million in 1996 through 2000, $176 million in 2001 through 2005 and $37 million in 2006 through 2009.

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

                                                                               1994              1993
                                                                             ------            ------
             Deferred tax assets:
               Net operating loss carryforwards                              $ 80.0            $ 63.0
               Insurance claims and reserves                                  202.1             194.3
               Other, net                                                      53.5              39.3
                                                                             ------            ------
                                                                              335.6             296.6
               Valuation allowance for deferred
                 tax assets                                                  (111.1)            (87.6)
                                                                             ------            ------
                                                                              224.5             209.0
             Deferred tax liabilities:
               Deferred acquisition costs                                     (78.3)            (60.3)
               Investment securities                                         (103.6)           (186.7)
                                                                             ------            ------
                                                                             (181.9)           (247.0)
                                                                             ------            ------

             Net deferred tax asset (liability)                              $ 42.6           ($ 38.0)
                                                                             ======            ======

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

      Cash payments for income taxes, net of refunds, were $30.0 million, $49.6 million and $9.6 million for 1994, 1993 and 1992, respectively.

                AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

M. Extraordinary Items Extraordinary items consisted of the following (in thousands):

                                                                                   1994             1993
                                                                                   ----             ----
        Premium paid on AFC debentures retired
          in exchange offer                                                   ($ 6,454)           $  -
        Loss on subsidiary's prepayment of debt
          (net of minority interest of $199 and $681)                           (1,328)          (4,559)
        Share of loss on investee's prepayment of debt
          (net of income tax benefit of $374)                                   (9,036)              -
                                                                               -------            ------
                                                                              ($16,818)         ($4,559)
                                                                               =======           ======

N. Pending Legal Proceedings Counsel has advised AFC that there is little likelihood of any substantial liability being incurred from any litigation pending against AFC and subsidiaries.

O. Benefit Plans AFC expensed ESORP contributions of $6.2 million in 1994, $9.4 million in 1993 and $7.4 million in 1992.

      In 1993, AFC began accruing postretirement benefits over the period employees qualify for such benefits. Expense for 1994 and 1993 was $2.4 million and $3.1 million, respectively. Prior to this change, costs were charged to expense as incurred.

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

      In addition, AFC and its subsidiaries have had certain of the above types of transactions with certain of AFC's officers and directors and with business entities owned by them. Charges for such services have been less than one percent of consolidated revenues in 1994, 1993 and 1992.

      In 1993, AFC sold stock of an affiliate to certain of its officers and employees for $1.8 million in cash and $270,000 in 5.25% unsecured notes due in five equal annual installments beginning in 1996.

      At December 31, 1993, an AFC resort real estate subsidiary owed $452,000 to The Provident Bank under a loan purchased by Provident in 1991 from an unrelated bank. The loan was repaid in 1994. Members of the Lindner family are majority owners of Provident's parent.

      Except as noted otherwise, all of the above transactions have taken place at approximate market rates or values and, in the opinion of management, all amounts are fully collectible.
                                     F-25

                AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

Q. Quarterly Operating Results (Unaudited) The operations of certain of AFC's business segments are seasonal in nature. While insurance premiums are recognized on a relatively level basis, claim losses related to adverse weather (snow, hail, hurricanes, tornados, etc.) may be seasonal. Quarterly results necessarily rely heavily on estimates. These estimates and certain other factors, such as the nature of investees' operations and discretionary sales of assets, cause the quarterly results not to be necessarily indicative of results for longer periods of time. See Note C for changes in ownership of companies whose revenues are included in the consolidated operating results and for the effects of gains on sales of subsidiaries and investees in individual quarters. The following are quarterly results of consolidated operations for the two years ended December 31, 1994 (in millions).

                                                 1st            2nd             3rd            4th              Total
                                               Quarter        Quarter         Quarter        Quarter             Year
                                               -------        -------         -------        -------          --------
        1994
        ----
        Revenues                                $523.6         $508.0          $537.5         $533.7          $2,102.8
        Earnings (loss) before
          extraordinary items                     26.7           23.2             7.5          (38.5)             18.9
        Extraordinary items                      (15.7)           (.7)            (.5)            .1             (16.8)
        Net earnings (loss)                       11.0           22.5             7.0          (38.4)              2.1

        1993
        ----
        Revenues                              $1,024.7         $557.0          $555.7         $583.3          $2,720.7
        Earnings before
          extraordinary items                     88.6           18.1            75.3           42.7             224.7
        Extraordinary items                         -              -             (4.6)            -               (4.6)
        Net earnings                              88.6           18.1            70.7           42.7             220.1

      Results for 1994 included credits of $3.9 million and $5.3 million in the second and third quarters and a fourth quarter charge of $43.9 million for units outstanding under AFC's Book Value Incentive Plan.

      Realized gains on sales of securities for the respective quarters amounted to (in millions):

                                                 1st            2nd             3rd            4th              Total
                                               Quarter        Quarter         Quarter        Quarter             Year
                                               -------        -------         -------        -------          --------
      Realized gains:
        1994                                    $14.9          $ 8.2          $20.0           $ 5.2              $48.3
        1993                                     17.4           23.6           17.7            23.6               82.3

R. Additional Information Total rental expense for various leases of railroad rolling stock, office space and data processing equipment was $22 million, $24 million and $52 million for 1994, 1993 and 1992, respectively. Sublease rental income related to these leases totaled $6.4 million in 1994, $6.6 million in 1993 and $8.2 million in 1992.

      Future minimum rentals, related principally to office space and railroad rolling stock, required under operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 1994, were as follows: 1995 - $32 million, 1996 - $27 million, 1997 -
      $20 million, 1998 - $14 million; 1999 - $9 million and $20 million thereafter. At December 31, 1994, minimum sublease rentals to be received through the expiration of the leases aggregated $32 million.
                                     F-26

                AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

      Other operating and general expenses included charges (credits) for possible losses on agents' balances, reinsurance recoverables and other receivables in the following amounts: 1994 - $18 million, 1993 - $10 million and 1992 - ($3 million). The aggregate allowance for such losses amounted to approximately $109 million and $91 million at December 31, 1994 and 1993, respectively.

      Insurance Securities owned by insurance subsidiaries having a carrying value of approximately $424 million at December 31, 1994, were on deposit as required by regulatory authorities. Included in "Prepaid expenses, deferred charges and other assets" at December 31, 1994 and 1993 were $231 million and $176 million, respectively, of insurance company deferred policy acquisition costs.

      The following table shows (in millions) investment income earned and investment expenses incurred by AFC's insurance companies.

                                                                      1994             1993             1992
                                                                      ----             ----             ----
      Insurance group investment income:
        Fixed maturities                                            $560.6           $566.2           $615.8
        Equity securities                                              8.3              9.9             16.9
        Other                                                          6.7              4.7              3.2
                                                                    ------           ------           ------
                                                                     575.6            580.8            635.9
      Insurance group investment expenses (*)                        (32.0)           (38.9)           (41.1)
                                                                    ------           ------           ------
                                                                    $543.6           $541.9           $594.8
                                                                    ======           ======           ======

      (*) Included in "Other operating and general expenses" in the Statement of Operations.

      AFC's insurance subsidiaries are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Net earnings and policyholders' surplus on a statutory basis for the insurance subsidiaries were as follows (in millions):

                                                                                                  Policyholders'
                                                           Net Earnings                              Surplus
                                                   -----------------------------               -------------------
                                                   1994         1993        1992               1994           1993
                                                   ----         ----        ----               ----           ----
        Property and casualty
          companies                                 $63         $179        $200               $943           $887
        Life insurance companies                     54           44          59                256            251

      During the third quarter of 1994, the California Supreme Court upheld Proposition 103, an insurance reform measure passed by California voters in 1988. In addition to increasing rate regulation, Proposition 103 gives the California insurance commissioner power to mandate rate rollbacks for most lines of property and casualty insurance. GAI recorded a charge of $26 million (included in "Other Operating and General Expenses") in the third quarter of 1994 in response to the California court decision. This charge was revised at December 31, 1994 to reflect a settlement agreement signed in March 1995 setting GAI's refund obligation at $19 million. The agreement is expected to become final in April 1995 following a required waiting period.

                AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

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

                                                                                 1994         1993         1992
                                                                                 ----         ----         ----
             Reinsurance ceded to:
               Non-affiliates                                                    $402         $333         $278
               Affiliates                                                         161           89           -
             Reinsurance assumed - primarily
               non-voluntary pools and associations                                83           61          117
             Reinsurance recoveries                                               429          343          151

      Fair Value of Financial Instruments The following table presents (in millions) the carrying value and estimated fair value of AFC's financial instruments at December 31.

                                                             1994                                 1993
                                                   ------------------------              ---------------------
                                                    Carrying           Fair              Carrying         Fair
                                                       Value          Value                 Value        Value
                                                   ---------         ------              --------       ------
          Assets:
          Bonds and redeemable
            preferred stocks                          $6,492         $6,199                $6,138       $6,309
          Other stocks                                   209            209                   339          339

          Liabilities:
          Annuity policyholders'
            funds accumulated                         $4,618         $4,510                $4,257       $4,164
          Long-term debt:
            Parent company                               490            473                   572          576
            Subsidiaries                                 617            618                   482          501

      When available, fair values are based on prices quoted in the most active market for each security. If quoted prices are not available, fair value is estimated based on present values, discounted cash flows, fair value of comparable securities, or similar methods. The fair value of the liability for annuities in the payout phase is assumed to be the present value of the anticipated cash flows, discounted at current interest rates. Fair value of annuities in the accumulation phase is assumed to be the policyholders' cash surrender amount.

      Financial Instruments with Off-Balance-Sheet Risk On occasion, AFC and its subsidiaries have entered into financial instrument transactions which may present off-balance-sheet risks of both credit and market risk nature. These transactions include commitments to fund loans, loan guarantees and commitments to purchase and sell securities or loans. At December 31, 1994, AFC and its subsidiaries had commitments to fund credit facilities and contribute limited partnership capital totalling $12 million.

                AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

S. Restrictions on Transfer of Funds and Assets of Subsidiaries Payments of dividends, loans and advances by AFC's subsidiaries are subject to various state laws, federal regulations and debt covenants which limit the amount of dividends, loans and advances that can be paid. The maximum amount of dividends payable (without prior approval from state insurance regulators) in 1995 from GAI based on 10% of its policyholders' surplus is approximately $95 million. Total "restrictions" on intercompany transfers from AFC's subsidiaries cannot be quantified due to the discretionary nature of the restrictions.

                                    PART IV

                                    ITEM 14

        Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Documents filed as part of this Report:
       1.    Financial Statements are included in Part II, Item 8.

       2.    Financial Statement Schedules:
             A. Selected Quarterly Financial Data is included in Note Q to the Consolidated Financial Statements.

             B.   Schedules filed herewith for 1994, 1993 and 1992:   Page

                   I - Condensed Financial Information of Registrant   S-2

                   V - Supplemental Information Concerning             S-4
                         Property-Casualty Insurance Operations


                  All other schedules for which provisions are made in the applicable regulation of the Securities and Exchange Commission have been omitted as they are not applicable, not required, or the information required thereby is set forth in the Financial Statements or the notes thereto.

       3.  Exhibits - see Exhibit Index on page E-1.

(b) Reports on Form 8-K:

                  Date of Report                           Item Reported
                  December 9, 1994                         Proposed merger
                                                           between AFC and
                                                           American Premier

                  AMERICAN FINANCIAL CORPORATION - PARENT ONLY
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 (In Thousands)
________________________________________________________________________________

                            Condensed Balance Sheet

                                                                                       December 31,
                                                                           ----------------------------------
Assets:                                                                          1994                    1993
                                                                                 ----                    ----
  Cash and short-term investments                                          $    4,896              $    2,681
  Investment in securities                                                      1,786                  12,217
  Receivables from affiliates                                                 288,271                 460,915
  Investment in subsidiaries                                                  976,151               1,051,028
  Investment in investee corporations                                         233,908                 267,219
  Other assets                                                                 49,747                  41,919
                                                                           ----------              ----------
                                                                           $1,554,759              $1,835,979
                                                                           ==========              ==========
Liabilities and Capital:
  Accounts payable, accrued expenses and other
    liabilities                                                            $   83,783              $   46,840
  Payable to affiliates                                                       582,048                 630,795
  Long-term debt                                                              490,065                 571,874
  Capital subject to mandatory redemption                                       2,880                  49,232
  Other capital                                                               395,983                 537,238
                                                                           ----------              ----------
                                                                           $1,554,759              $1,835,979
                                                                           ==========              ==========


                       Condensed Statement of Operations

                                                                                 Year ended December 31,
                                                                     --------------------------------------------
Income:                                                                  1994              1993              1992
                                                                         ----              ----              ----
  Dividends from:
    Subsidiaries                                                     $ 25,571          $248,168          $185,471
    Investees                                                           3,514             4,035            11,498
                                                                     --------          --------          --------
                                                                       29,085           252,203           196,969
  Equity in undistributed earnings (losses)
    of subsidiaries and investees                                     113,631            65,435          (309,970)
  Realized gains (losses) on sales of:
    Securities                                                          7,477            (1,743)           (2,476)
    Investees                                                          (5,555)           59,182             1,772
    Subsidiaries                                                         -                 -               64,483
  Investment and other income                                          26,546            21,370             4,097
                                                                     --------          --------          --------
                                                                      171,184           396,447           (45,125)
Costs and Expenses:
  Interest charges on intercompany borrowings                           3,494             3,736             5,632
  Interest charges on other borrowings                                 56,945            71,057            70,619
  Book Value Incentive Plan                                            44,166               596            (5,915)
  Other operating and general expenses                                 23,011            59,073            29,393
                                                                     --------          --------          --------
                                                                      127,616           134,462            99,729
                                                                     --------          --------          --------
Earnings (loss) before income taxes,
  extraordinary items and cumulative effect
  of accounting change                                                 43,568           261,985          (144,854)
Provision for income taxes                                             24,650            37,296            17,446
                                                                     --------          --------          --------

Earnings (loss) before extraordinary items
  and cumulative effect of accounting change                           18,918           224,689          (162,300)

Extraordinary items, net of income taxes                              (16,818)           (4,559)             -
Cumulative effect of accounting change                                   -                 -               85,400
                                                                     --------          --------          --------

Net Earnings (Loss)                                                  $  2,100          $220,130         ($ 76,900)
                                                                     ========          ========          ========

                                      S-2

                  AMERICAN FINANCIAL CORPORATION - PARENT ONLY
     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED
                                 (In Thousands)

________________________________________________________________________________
                                       _

                       Condensed Statement of Cash Flows


                                                                                   Year ended December 31,
                                                                        -------------------------------------------
                                                                            1994              1993             1992
                                                                            ----              ----             ----
Operating Activities:
  Net earnings (loss)                                                   $  2,100          $220,130        ($ 76,900)
  Adjustments:
    Extraordinary losses from retirement
      of debt                                                             16,818             4,559             -
    Cumulative effect of accounting change                                   -                -             (85,400)
    Equity in earnings of subsidiaries                                   (88,060)         (172,803)         (49,407)
    Equity in net losses (earnings) of
      investees                                                           (2,872)           (1,963)         222,545
    Depreciation and amortization                                            612             3,778            4,019
    Realized gains on sales of
      subsidiaries and investments                                        (1,929)          (57,421)         (64,581)
    Writeoff of debt discount and issue costs                               -               24,814             -
    Change in receivables and payable
      from affiliates, net                                               125,427          (196,338)        (108,462)
    Increase (decrease) in payables                                       37,051           (13,146)         (17,931)
    Dividends from subsidiaries and investees                             20,504           131,914           72,651
    Other                                                                 (2,194)          (16,943)         (18,419)
                                                                        --------          --------         --------
                                                                         107,457           (73,419)        (121,885)
Investing Activities:
  Purchases of subsidiaries and other
    investments                                                             -              (29,501)         (42,690)
  Sales of subsidiaries and other investments                             20,975           126,196          167,663
  Other, net                                                                (788)              344               35
                                                                        --------           --------         --------
                                                                          20,187            97,039          125,008
Financing Activities:
  Additional long-term borrowings                                            732             9,984              786
  Reductions of long-term debt                                           (89,901)           (9,062)         (17,516)
  Issuance of capital stock                                                 -                 -              15,000
  Repurchases of capital stock                                            (6,738)           (2,643)         (10,549)
  Cash dividends paid                                                    (29,522)          (28,034)         (29,001)
                                                                        --------          --------         --------
                                                                        (125,429)          (29,755)         (41,280)

Net Increase (Decrease) in Cash and Short-term Investments                 2,215            (6,135)         (38,157)

Cash and short-term investments at beginning
  of period                                                                2,681             8,816           46,973
                                                                        --------          --------         --------

Cash and short-term investments at end
  of period                                                             $  4,896          $  2,681         $  8,816
                                                                        ========          ========         ========

                AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                SCHEDULE V - SUPPLEMENTAL INFORMATION CONCERNING
                     PROPERTY-CASUALTY INSURANCE OPERATIONS
                      THREE YEARS ENDED DECEMBER 31, 1994
                                 (IN MILLIONS)

- ------------------------------------------------------------------------------------------------------------------
COLUMN A    COLUMN B    COLUMN C      COLUMN D     COLUMN E     COLUMN F     COLUMN G            COLUMN H
- ------------------------------------------------------------------------------------------------------------------
                            (a)                                                               CLAIMS AND CLAIM
              DEFERRED   RESERVES FOR        (b)                                             ADJUSTMENT EXPENSES
AFFILIATION   POLICY     UNPAID CLAIMS   DISCOUNT        (c)                   NET            INCURRED RELATED TO
   WITH      ACQUISITION   AND CLAIMS   DEDUCTED IN   UNEARNED    EARNED     INVESTMENT   ------------------------
REGISTRANT       COSTS     ADJUSTMENT    COLUMN C     PREMIUMS   PREMIUMS      INCOME         CURRENT    PRIOR
                           EXPENSES                                                             YEAR     YEARS
- ------------------------------------------------------------------------------------------------------------------
CONSOLIDATED PROPERTY-CASUALTY ENTITIES
- ---------------------------------------

1994         $166       $2,917          $71             $825       $1,379        $177             $1,027     ($40)
             ====       ======          ===             ====       ======        ====             ======      ===

1993         $137       $2,724          $56             $675       $1,495(d)     $206(d)          $1,103(d)  ($39)(d)
             ====       ======          ===             ====       ======        ====             ======      ===

1992(e)                                                            $2,151        $301             $1,589     ($34)
                                                                   ======        ====             ======      ===
- ------------------------------------------------------------------------------------------------------------------

- ------------------------------------
COLUMN I      COLUMN J  COLUMN K
- ------------------------------------
AMORTIZATION  PAID
OF DEFERRED  CLAIMS
  POLICY     CLAIM
ACQUISITION ADJUSTMENT  PREMIUMS
  COSTS      EXPENSES   WRITTEN
- ------------------------------------
$329        $  913      $1,481
====        ======      ======

$345(d)     $1,052(d)   $1,587(d)
====        ======      ======

$494        $1,461      $2,222
====        ======      ======
- ------------------------------------

    (a)  Grossed up for reinsurance recoverables of $730 and $611 at December 31, 1994 and 1993, respectively.
    (b)  Discounted at rates ranging from 4% to 8%.
    (c)  Grossed up for prepaid reinsurance premiums of $172 and $122 at December 31, 1994 and 1993, respectively.
    (d)  Includes American Premier's Insurance Group through March 31, 1993.
    (e)  Includes American Premier's Insurance Group.

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

                                        American Financial Corporation


Signed:  March 29, 1995                 BY:/s/CARL H. LINDNER
                                        Carl H. Lindner
                                        Chairman of the Board and
                                        Chief Executive Officer




       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      Signature                                           Capacity                                  Date
      ---------                                           --------                                  ----
s/CARL H. LINDNER                                    Chairman of the Board                     March 29, 1995
- -----------------------                                of Directors
  Carl H. Lindner



s/RICHARD E. LINDNER                                 Director                                  March 29, 1995
- -----------------------
  Richard E. Lindner



s/RONALD F. WALKER                                   Director*                                 March 29, 1995
- -----------------------
  Ronald F. Walker



s/FRED J. RUNK                                       Vice President and                        March 29, 1995
- -----------------------                                Treasurer (principal
  Fred J. Runk                                         financial and accounting
                                                       officer)



* Member of the Audit Committee

                               INDEX TO EXHIBITS

                         AMERICAN FINANCIAL CORPORATION


Number              Exhibit Description
- ------              -------------------
  3                 Articles of Incorporation and Code
                    of Regulations.
                                                                                             -----

  4                 Instruments defining the                            The rights of holders of
                    rights of security holders.                         Registrant's Preferred Stock are
                                                                        defined in the Articles of Incor-
                                                                        poration.  Registrant has no out-
                                                                        standing debt issues exceeding
                                                                        10% of the assets of Registrant
                                                                        and consolidated subsidiaries.

                    Management Contracts:
 10.1    Book Value Incentive Plan.
                                                                                             -----

 10.2    Option Agreement.
                                                                                             -----

 10.3    Nonqualified ESORP Plan.
                                                                                             -----

 12                 Computation of ratios of earnings
                    to fixed charges and fixed charges
                    and preferred dividends.
                                                                                             -----

 21                 Subsidiaries of the Registrant.
                                                                                             -----

 27                 Financial data schedule                                                   (*)

 28                 Information from reports furnished to
                    state insurance regulatory authorities.
                                                                                             -----


(*) Copy included in Report filed electronically with the Securities and Exchange
      Commission.