Form 10-K405/A
period 1994-12-31
AMERICAN FINANCIAL CORP
filed 1995-05-01
CIK 5016

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


    ----------------------------------------------------------------------
    This Form 10-K/A provides information required by Items 11, 12 & 13 of Form 10-K.
    ----------------------------------------------------------------------

                                    PART III

                                     ITEM 11

                             Executive Compensation


    Compensation

    The following table shows the aggregate compensation earned (in thousands) for 1994, 1993 and 1992 from AFC and its subsidiaries by AFC's Chief Executive Officer and AFC's four other most highly compensated executive officers.

                                             Annual Compensation
                                           ------------------------
                                                            Other
                                                            Annual                   Long Term      Other
    Name and                                                Compensa-   Stock        Incentive      Compen-
    Principal Position            Year     Salary  Bonus    tion(1)     Options(2)   Payouts(3)     sation(4)
    Carl H. Lindner               1994     $1,129  $2,050      $143       ---            ---           $ 40
    Chairman & Chief              1993      1,649   2,083       200       ---            ---            117
      Executive Officer           1992      1,816   2,700       260       ---            ---            114
      of AFC & Subsidiaries

    Ronald F. Walker              1994      1,067   1,575        30       ---            ---             53
    President & Chief             1993        801   1,250        70       ---            ---             93
      Operating Officer           1992      1,336   2,075        81       ---          $8,806           181
      of AFC

    Carl H. Lindner III           1994        529     784        13       ---            ---             31
    President of GAI &            1993      1,071   1,389       165       ---            ---             88
      American Premier            1992      1,514   1,825       171       ---           5,478            73


    S. Craig Lindner              1994      1,570   1,350       106       ---            ---             31
    President of AAG and          1993      1,535   2,200        74       ---            ---             88
    Sr. Exec. Vice President      1992      1,529   1,500       106       ---           5,478            99
      of AMM

    James E. Evans                1994      1,019     850         1       ---            ---             31
    Vice President &              1993        960     400         3       ---            ---             64
      General Counsel of AFC      1992        892     550        35       ---           2,264            90

                                    ===========================================






    (1) This column includes amounts for (i) personal homeowners and automobile insurance coverage, (ii) the use of corporate aircraft, automobiles and housing, and (iii) excess interest paid on deferred compensation.

                          Carl H.          Ronald F.          Carl H.        S. Craig         James E.
                          Lindner           Walker          Lindner III       Lindner          Evans
    1994
    Insurance              $  10             ---              $  13             ---              ---
    Aircraft, etc.           133           $  30                ---            $106             $  1

    1993
    Insurance                 10             ---                 15              19              ---
    Aircraft, etc.           190              70                150              55                3

    1992
    Insurance                 11             ---                  7              17              ---
    Aircraft, etc.           249              81                164              89                2
    Interest                 ---             ---                ---             ---               33

    (2) No options were granted by the Registrant. For information concerning options and stock appreciation rights ("SARs") granted by subsidiaries of the Registrant to the above named individuals, see the table headed "Option/SAR Grants in 1994" below.

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

                          Carl H.          Ronald F.          Carl H.        S. Craig         James E.
                          Lindner           Walker          Lindner III       Lindner          Evans

    1994
    Directors fees         ---             $ 20              ---              ---              ---
    ESORP                 $ 30               30             $ 30             $ 30             $ 30
    Savings Plans          ---              ---              ---              ---              ---
    Retirement Plans       ---              ---              ---              ---              ---
    Term Life               10                3                1                1                1

    1993
    Directors fees         19                20              ---               57               33
    ESORP                  30                30               30               30               30
    Savings Plans         ---               ---              ---              ---              ---
    Retirement Plans       58                40               57              ---              ---
    Term Life              10                 3                1                1                1

    1992
    Directors fees          7                20              ---               68              59
    ESORP                  30                30               30               30              30
    Savings Plans         ---                 9              ---              ---             ---
    Retirement Plans       66               120               43              ---             ---
    Term Life              11                 2              ---                1               1


    The amounts of annual compensation in the above table do not include amounts paid to individuals by companies for periods during which they were not subsidiaries of AFC. Several AFC executives serve on the boards of directors and as executive officers of corporations in which AFC has a significant investment. Directors' fees, salaries, and other compensation paid by certain of those corporations (other than subsidiaries of AFC) to such AFC executives are not included in the Compensation Table. In 1994, AFC paid Keith E. Lindner salary, bonus and other compensation aggregating approximately $2,199,000 and made payments in 1994 in connection with the exercise of Book Value Incentive Units amounting to $666,000.

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

    The members of AFC's Board are Carl H. Lindner, Ronald F. Walker, Robert
    D. Lindner and Richard E. Lindner. The first three serve as the Executive Committee and are executive officers of AFC. Carl H. Lindner and Ronald F. Walker are also members of the Boards of Directors of certain of AFC's subsidiaries. Mr. Walker is a member of the Compensation/Stock Option Committee of AFEI and a similar committee of American Annuity Group, Inc. Carl H. Lindner is a member of the Boards of Directors and an executive officer of AFEI and American Annuity Group, Inc. Certain directors have had transactions with AFC and its subsidiaries which are described under Item 13 "Certain Relationships and Related Transactions".

                             Option/SAR Information

    Certain executive officers of AFC also serve as executive officers of AFC subsidiaries and were granted employee stock options or SARs by such subsidiaries. Information with respect to such option/SAR grants to individuals named in the compensation table is included below.

                                             OPTION/SAR GRANTS IN 1994

                                    Individual Grants
                                           Options/    Percent
                                           SARs        of Total
                                           Granted     Options/
                          Stock            (1)         SARs         Exercise
                          Covered          (# of       Granted      Price (2)        Expiration
        Name              by Option/SAR    Shares)      in 1994     ($/Share)           Date(3)

    Carl H. Lindner              --             --       --            --                --
    Ronald F. Walker      American Annuity    10,000    1.5%         $9.62           03/02/2004
    Carl H. Lindner III          --             --       --            --                --
    S. Craig Lindner      American Annuity   175,000   26.8%          9.62           03/02/2004
    James E. Evans               --             --       --            --                --


                                  Potential Realizable
                                  Value at Assumed
                                  Annual Rates of
                                  Stock Price
                                  Appreciation
                                  for Option/SAR Term  (4)

                                      5%           10%
    Carl H. Lindner                  --             --
    Ronald F. Walker              $ 56,427      $  146,834
    Carl H. Lindner III              --             --
    S. Craig Lindner               987,472       2,569,585
    James E. Evans                   --             --












    (1) The American Annuity SARs generally become exercisable to the extent of 20% per year, beginning one year from the date of grant.

    (2) The American Annuity SARs are granted at a grant price equal to the average of the means between the high and low sales prices for shares of AAG Common Stock for the ten consecutive trading days immediately preceding the date of grant.

    (3) The SARs are subject to earlier termination in case of termination of employment.

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

                                             OPTION/SAR EXERCISES IN 1994 AND
                                        OPTION/SAR VALUES AT DECEMBER 31, 1994(1)
                                                                                        Value of Unexercised
                        Stock                                     Number of          in-the-Money Options/SARs
                        Covered    Shares                 Unexercised Options/SARs      at December 31, 1994
                        by        Acquired   Value          at December 31, 1994                 (2)
                        Option/      on      Realized            (# of Shares)                     ($)
    Name                  SAR     Exercise   (2)          Exercisable   Unexercisable    Exercisable  Unexercisable
    Carl H. Lindner     --        --         --                --          --                --          --
    Ronald F. Walker    AAG       --         --                --        10,000              --       $  0
                        AFEI      --         --              7,500         --            $  5,625        --
    Carl H. Lindner III --        --         --               --           --                --          --
    S. Craig Lindner    AAG       --         --             25,000      275,000            15,500      62,000
    James E. Evans      AFEI      --         --            115,000         --             237,500        --

    (1) Option/SAR exercises and year-end values are shown only for companies which were subsidiaries at the date of exercise or at the valuation date.

    (2) Represents market value of the underlying Common Stock on date of exercise or December 31, 1994, minus the option/SAR exercise price. Share prices as of December 31, 1994, were as follows:

         AFEI - $23.25 per share  (PSE)
         AAG  -   9.62 per share  (NYSE)


                                     ITEM 12

         Security Ownership of Certain Beneficial Owners and Management

         On April 3, 1995, AFC was merged with a newly formed subsidiary of American Premier Group, Inc. ("APG"), another new company formed to own 100% of the common stock of both AFC and American Premier Underwriters, Inc. ("American Premier"). In the transaction, Carl H. Lindner and members of his family, who owned 100% of the common stock of AFC, exchanged their AFC Common Stock for approximately 55% of APG voting common stock. Holders of AFC Series F and G Preferred Stock were granted voting rights equal to approximately 21% of the total voting power of AFC shareholders immediately prior to the merger.

         As of April 15, 1995, the only persons known to own beneficially more than five percent of any class of outstanding voting securities of AFC are:

                                                            Amount and
    Name and Address of                                     Nature of        Percent
     Beneficial Owner             Title of Class            Ownership        Of Class

    American Premier Group        Common Stock              19,733,717         100%
    One East Fourth Street
    Cincinnati, Ohio  45202

    American Financial Corp.      Series F Preferred         8,375,724
    Employee Stock Ownership/     Series G Preferred            76,900
    Retirement Plan                                          8,452,624        59.9%
    One East Fourth Street
    Cincinnati, Ohio  45202


         The following table sets forth information concerning equity securities of AFC and the affiliates shown beneficially owned by each of the directors and by all directors and executive officers as a group on April 15, 1995.

                                                                                     APG
                                              AFC Preferred Stock                    Common
                                  Series E         Series F         Series G          Stock
    Carl H. Lindner (A)           --               --               --               11,775,349
                                                                                           22.7%
    Richard E. Lindner            --               --               --                    --

    Robert D. Lindner (B)         --               138,422          --                  663,828
                                                       1.0%                                 1.3%

    Ronald F. Walker (C)          --               --               --                    9,524
                                                                                              *

    All directors and
      executive officers
      as a group (D)              900              162,501          51               22,252,913
                                   *                   1.2%          *                     42.5%

    *Less than 1%.

                                  AAG              AFEI             Chiquita         Citicasters
                                  Common           Common           Common           Common
                                  Stock            Stock            Stock            Stock

    Carl H. Lindner (A)           --                 --              39,368          1,557,468
                                                                       *                  17.4%

    Richard E. Lindner            --                 --               --                 --

    Robert D. Lindner (B)         --                10,000            --                 --
                                                       *

    Ronald F. Walker (C)          15,000             7,500           38,730             20,000
                                    *                  *               *                  *

    All directors and
      executive officers
      as a group (D)              43,919           577,300          322,481          1,773,385
                                    *                  4.2%            *                  19.8%

    *Less than 1%.





    (A) Does not include shares beneficially owned by AFC or APG. Includes 652,722 shares of APG and 37,200 shares of Chiquita Common Stock which may be acquired upon exercise of stock options and 101,317 shares of Citicasters Common Stock held by a charitable foundation over which Mr. Lindner shares voting and/or dispositive power. Includes 974,385 shares held by his spouse and 153 shares held in his account under the American Premier 401(k) Retirement and Savings Plan, over which he has investment power but not the power to vote.

    (B) Represents shares of AFEI Common Stock which may be acquired upon exercise of stock options.

    (C) Includes 7,500 shares of AFEI and 38,730 shares of Chiquita Common Stock which may be acquired upon exercise of stock options.

    (D) Includes 1,003,630 shares of APG, 407,500 shares of AFEI and 240,360 shares of Chiquita Common Stock which may be acquired upon exercise of stock options. Also includes 1,435,904 shares of APG Common Stock held in various trusts, over which the officers do not have investment or voting powers and 884 shares of APG Common Stock held in an account under the American Premier 401(k) Retirement and Savings Plan, over which the officer has investment power but not the power to vote.



                                     ITEM 13

                 Certain Relationships and Related Transactions

         AFC and its subsidiaries have had and expect to continue to have transactions with AFC's directors, officers and members of their families. The financial terms (costs, interest rates, collateral, risks of collectibility and other) of these transactions are comparable to those prevailing at the time of consummation which would apply to unrelated parties, unless noted otherwise.

    Asset Transactions

         GAI and its subsidiaries had a loan outstanding since 1978 to a partnership that includes as a partner the wife of Robert C. Lintz. The loan bore interest at 9-1/2% and was secured by a first mortgage on investment property. Mrs. Lintz was contingently liable for 25% of the loan, the highest balance of which during 1994 was $568,000; the loan was paid off in the first quarter of 1994.

         In connection with the sale of investment securities in 1991 to seven employees, including all executive officers except the Lindners, AFC received three- and five-year unsecured notes bearing interest at 7%. The highest balance due from Mr. Evans, the sole officer owing more than $60,000 at any time since January 1, 1994, was $85,000; the balance was paid in April 1995.

    Liability Transactions

         During 1994, AFC made final principal payments aggregating $3 million on installment notes related to a "put" executed in 1989 under an agreement with certain members of the Robert D. Lindner family. (See "Capital Subject to Put Option" in Note I of Notes to Consolidated Financial Statements).

         At April 15, 1995, AFC, the Carl Lindner family, and trusts for their benefit, beneficially owned approximately 49% of the common stock of Provident Bancorp, Inc., parent of The Provident Bank ("Provident"). In 1991, Provident assumed a $5 million loan to an AFC resort real estate subsidiary from an unrelated bank. The loan was repaid in 1994.

    Operations (Income/Expense) Transactions

         Subsidiaries of Provident make loans and provide trust, securities brokerage and other miscellaneous banking services to AFC and its subsidiaries. AFC and its subsidiaries provide various services to Provident including security guard and insurance agency services. Provident also leases its main banking and corporate offices from AFC subsidiaries. Facilities and services provided by AFC for which charges exceeded $60,000 in 1994 were as follows: approximately $1,233,000 for the lease of Provident's main banking and corporate offices, and $100,000 for security guard services.

         At April 15, 1995, AFC and the Lindner family owned a majority of the common stock of Citicasters Inc. Facilities and services provided by AFC for which charges exceeded $60,000 in 1994 were as follows: approximately $232,000 for the lease of Citicasters' corporate headquarters, $944,000 for insurance coverage, and $674,000 for travel related services.

         In 1994, AFC and subsidiaries purchased automobiles, automobile repairs and other merchandise used in AFC's business from various businesses owned by relatives of Sandra W. Heimann for amounts aggregating approximately $158,000.

         During 1994, GAI leased an aircraft from a company owned by members of the Richard E. Lindner family. GAI made lease payments of $328,000 under a one-year agreement renewable at each party's option. GAI also pays its proportionate share of actual costs incurred for personnel, fuel and other related items, based on actual usage.

         In 1994, AFC paid United Dairy Farmers, Inc. approximately $190,000 for gift certificates given to employees of AFC and affiliates as holiday gifts. Robert D. Lindner is principal owner of United Dairy Farmers.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, duly authorized.


                                           AMERICAN FINANCIAL CORPORATION


                                           BY:Fred J. Runk
                                              Fred J. Runk
                                              Vice President and Treasurer




    Dated:  April 28, 1995