Form 10-Q
period 1995-03-31
AMERICAN FINANCIAL CORP
filed 1995-05-15
CIK 5016

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


    For the Quarterly Period Ended                     Commission File
    March 31, 1995                                     No. 1-7361



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


    As of May 1, 1995, there were 53,000,000 shares of the Registrant's Common Stock outstanding, all of which were owned by American Premier Group, Inc. (At the Annual Meeting on June 6, 1995, shareholders of American Premier Group, Inc. will vote on a proposal to change that Company's name to American Financial Group, Inc.)

                       AMERICAN FINANCIAL CORPORATION 10-Q
                                     PART I
                              FINANCIAL INFORMATION
                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (In Thousands)

                                                                  March 31,     December 31,
                                                                      1995             1994
            Assets
    Cash and short-term investments                            $   156,767      $   171,335
    Investments:
      Bonds and redeemable preferred stocks:
        Held to maturity - at amortized cost
          (market - $4,623,200 and $4,336,700)                   4,739,842        4,629,633
        Available for sale - at market
          (amortized cost - $2,023,414 and $1,938,853)           2,022,214        1,862,653
      Other stocks - principally at market
        (cost - $132,026 and $137,106)                             190,526          208,706
      Investment in investee corporations                          857,462          832,637
      Loans receivable                                             629,207          641,964
      Real estate and other investments                            162,353          154,262
                                                                 8,601,604        8,329,855
    Recoverables from reinsurers and prepaid
      reinsurance premiums                                         923,447          902,063
    Agents' balances and premiums receivable                       348,661          363,156
    Other receivables                                              200,173          197,119
    Prepaid expenses, deferred charges and other assets            453,429          410,657
    Cost in excess of net assets acquired                          173,442          175,866

                                                               $10,857,523      $10,550,051
            Liabilities and Capital
    Unpaid losses and loss adjustment expenses                 $ 2,968,587      $ 2,916,985
    Unearned premiums                                              844,161          824,691
    Annuity policyholders' funds accumulated                     4,706,267        4,618,108
    Long-term debt:
      Parent company                                               490,024          490,065
      Subsidiaries                                                 633,479          616,682
    Accounts payable, accrued expenses and other liabilities       638,260          579,151
    Minority interest                                              114,408          105,506
                                                                10,395,186       10,151,188

    Mandatory Redeemable Preferred Stock                             2,880            2,880
    Preferred Stock (redemption value - $278,719)                  168,484          168,484
    Common Stock without par value                                     904              904
    Retained earnings                                              252,769          223,095
    Net unrealized gain on marketable securities,
      net of deferred income taxes                                  37,300            3,500
                                                               $10,857,523      $10,550,051

                       AMERICAN FINANCIAL CORPORATION 10-Q

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                 (In Thousands)

                                                                          Three months ended March 31,
                                                                            1995                     1994
    Income:
      Property and casualty insurance premiums                          $349,133                 $313,049
      Investment income                                                  152,334                  141,070
      Realized gains on sales of securities                                3,476                   14,967
      Equity in net earnings of investee corporations                     22,901                   21,694
      Other income                                                        25,348                   32,867
                                                                         553,192                  523,647

    Costs and Expenses:
      Property and casualty insurance:
        Losses and loss adjustment expenses                              243,643                  231,017
        Commissions and other underwriting expenses                      119,611                  105,668
      Benefits to annuity policyholders                                   64,262                   59,223
      Interest charges on borrowed money                                  29,129                   32,293
      Other operating and general expenses                                57,445                   60,434
                                                                         514,090                  488,635

    Earnings before income taxes and extraordinary items                  39,102                   35,012
    Provision for income taxes                                             9,237                    8,319

    Earnings before extraordinary items                                   29,865                   26,693

    Extraordinary items, net of income taxes                                -                     (15,693)

    Net Earnings                                                        $ 29,865                 $ 11,000

                       AMERICAN FINANCIAL CORPORATION 10-Q

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)

                                                                          Three months ended March 31,
                                                                            1995                     1994
    Operating Activities:
      Net earnings                                                      $ 29,865                 $ 11,000
      Adjustments:
        Extraordinary losses from retirement of debt                        -                      15,693
        Depreciation and amortization                                      7,723                    4,505
        Benefits to annuity policyholders                                 64,262                   59,223
        Equity in net earnings of investee corporations                  (22,901)                 (21,694)
        Changes in reserves on assets                                     (1,154)                   3,831
        Realized gains on investing activities                            (3,568)                 (21,551)
        Decrease (increase) in reinsurance and
          other receivables                                                8,641                   (7,082)
        Increase in prepaid expenses, deferred charges
          and other assets                                               (49,619)                 (49,818)
        Increase in insurance claims and reserves                         71,072                   94,060
        Decrease in other liabilities                                    (13,960)                 (74,251)
        Increase in minority interest                                      3,102                    8,585
        Dividends from investees                                           5,815                    5,250
        Other, net                                                        (1,197)                  (1,243)
                                                                          98,081                   26,508
    Investing Activities:
      Purchases of and additional investments in:
        Fixed maturity investments                                      (254,863)                (522,111)
        Equity securities                                                   -                      (1,269)
        Real estate, property and equipment                               (5,331)                  (7,936)
      Maturities and redemptions of fixed maturity
        investments                                                       49,019                  100,553
      Sales of:
        Fixed maturity investments                                        54,732                  292,081
        Equity securities                                                  9,007                   48,932
        Real estate, property and equipment                                2,079                      491
      Decrease (increase) in other investments                            (3,574)                   9,853
                                                                        (148,931)                 (79,406)

    Financing Activities:
      Annuity receipts                                                   119,420                   94,906
      Annuity surrenders, benefits and withdrawals                       (99,374)                 (86,400)
      Additional long-term borrowings                                     29,750                   18,077
      Reductions of long-term debt                                       (13,176)                  (8,586)
      Repurchases of capital stock                                          (147)                  (4,294)
      Cash dividends paid                                                   (191)                  (4,086)
                                                                          36,282                    9,617

    Net Decrease in Cash and Short-term Investments                      (14,568)                 (43,281)

    Cash and short-term investments at beginning
      of period                                                          171,335                  167,950

    Cash and short-term investments at end
      of period                                                         $156,767                 $124,669

                       AMERICAN FINANCIAL CORPORATION 10-Q

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    A. Merger On April 3, 1995, American Financial Corporation ("AFC") merged with a newly formed subsidiary of American Premier Group, Inc. ("New American Premier"), another new company formed to own 100% of the common stock of both AFC and American Premier Underwriters, Inc. ("American Premier"). In the transaction, Carl H. Lindner and members of his family, who owned 100% of the Common Stock of AFC, exchanged their AFC Common Stock for approximately 55% of New American Premier voting common stock. Former shareholders of American Premier, including AFC and its subsidiaries, received shares of New American Premier stock on a one-for-one basis. No gain or loss will be recorded on the exchange of shares.

            AFC will continue to be a separate SEC reporting company with publicly traded debentures and preferred stock. Holders of AFC Series F and G Preferred Stock were granted voting rights equal to approximately 21% of the total voting power of AFC shareholders immediately prior to the merger.

    B.      Accounting Policies

            Basis of Presentation The accompanying consolidated financial statements for American Financial Corporation and subsidiaries are unaudited, but management believes that all adjustments (consisting only of normal recurring accruals unless otherwise disclosed herein) necessary for fair presentation have been made. The results of operations for interim periods are not necessarily indicative of results to be expected for the year. The financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary to be in conformity with generally accepted accounting principles.

            Certain reclassifications have been made to prior years to conform to the current year's presentation. All significant intercompany balances and transactions have been eliminated. All acquisitions have been treated as purchases. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements.

            AFC's ownership of subsidiaries and significant investees with publicly traded shares was as follows:

                                                               March 31,    December 31,
                                                                   1995   1994           1993
            American Annuity Group, Inc. ("AAG")                    80%    80%           80%
            American Financial Enterprises, Inc. ("AFEI")           83%    83%           83%
            American Premier Underwriters, Inc. (a)                 45%    42%           41%
            Chiquita Brands International, Inc.                     45%    46%           46%
            Citicasters Inc.                                        38%    37%           20%
            General Cable Corporation                                -     (b)           45%

            (a)  Exchanged for shares of New American Premier in April 1995.
            (b)  Sold in June 1994.

            Investments Debt securities are classified as "held to maturity" and reported at amortized cost if AFC has the positive intent and ability to hold them to maturity. Debt and equity securities are classified as (i) "trading" and reported at fair value with unrealized gains and losses included in earnings if the securities are bought and held principally for selling in the near term and

                       AMERICAN FINANCIAL CORPORATION 10-Q

            (ii) as "available for sale" and reported at fair value, with unrealized gains or losses reported as a separate component of shareholders' equity if the debt or equity securities are not classified as held to maturity or trading. Only in certain limited circumstances, such as significant issuer credit deterioration or if required by insurance or other regulators, may a company change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future.

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

                       AMERICAN FINANCIAL CORPORATION 10-Q

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

            Unpaid Losses and Loss Adjustment Expenses The net liabilities stated for unpaid claims and for expenses of investigation and adjustment of unpaid claims are based upon (a) the accumulation of case estimates for losses reported prior to the close of the accounting period on the direct business written; (b) esti-mates received from ceding reinsurers and insurance pools and associations; (c) estimates of unreported losses based on past experience and (d) estimates based on experience of expenses for investigating and adjusting claims. These liabilities are subject to the impact of changes in claim amounts and frequency and other factors. In spite of the variability inherent in such estimates, management believes that the liabilities for unpaid losses and loss adjustment expenses are adequate. Changes in estimates of the liabilities for losses and loss adjustment expenses are reflected in the Statement of Earnings in the period in which determined.

            Premium Recognition Premiums are earned over the terms of the policies on a pro rata basis. Unearned premiums represent that portion of premiums written which is applicable to the unexpired terms of policies in force. On reinsurance assumed from other insurance companies or written through various underwriting organizations, unearned premiums are based on reports received from such companies and organizations.

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

                       AMERICAN FINANCIAL CORPORATION 10-Q

            AFC and many of its subsidiaries provide health care and life insurance benefits to eligible retirees. AFC also provides postemployment benefits to former or inactive employees (primarily those on disability) who were not deemed retired under other company plans. The projected future cost of providing these benefits is expensed over the period the employees qualify for such benefits.

            In connection with the 1995 merger, full vesting was granted to holders of units under AFC's Book Value Incentive Plan and the plan was terminated. Cash payments, which were made in April to holders of the units, were accrued at December 31, 1994.

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

                                                               Three months ended March 31,
                                                                   1995             1994
            Revenues
              Property and casualty insurance:
                Underwriting                                   $349,133         $313,049
                Investment and other income                      71,485           83,258
                                                                420,618          396,307
              Annuities (*)                                      97,507           92,465
              Other                                              12,166           13,181
                                                                530,291          501,953
              Equity in net earnings of
                investee corporations                            22,901           21,694
                                                               $553,192         $523,647

            (*) Represents primarily investment income and realized gains.

                       AMERICAN FINANCIAL CORPORATION 10-Q

    D. Investee Corporations Investment in investee corporations represents AFC's ownership of securities of certain companies. All of the companies named in the following table are subject to the rules and regulations of the SEC. Market value of the investments was approximately $860 million and $890 million at March 31, 1995 and December 31, 1994, respectively. AFC's investment (and common stock ownership percentage) in these investees was as follows (dollars in thousands):

                                                           Investment (Ownership %)
                                                            March 31,   December 31,
                                                                 1995             1994
               American Premier                        $535,906 (45%)   $525,927 (42%)
               Chiquita                                 251,481 (45%)    237,015 (46%)
               Citicasters                               70,075 (38%)     69,695 (37%)
                                                       $857,462         $832,637

            American Premier is a specialty property and casualty insurance company. Chiquita is a leading international marketer, processor and producer of quality food products. Citicasters owns and operates radio and television stations.

            As discussed in Note A, AFC received shares of New American Premier in exchange for its American Premier stock on a one-for-one basis in April 1995.

            Summarized financial information for AFC's investees follows (in millions):

                                                       Three months ended March 31,
            American Premier                           1995                     1994
            Revenues                                   $433                     $358
            Net Earnings (Loss)                          16                      (56)

            American Premier's 1994 results included a $75.8 million loss on notes receivable from General Cable which American Premier sold back to General Cable at a discount in June.


                                                       Three months ended March 31,
            Chiquita                                     1995                     1994
            Net Sales                                  $1,028                   $1,056
            Operating Income                               80                       82
            Income before Extraordinary Item               38                       36
            Extraordinary Item                             -                       (23)
            Net Income                                     38                       13

                                                       Three months ended March 31,
            Citicasters                                1995                     1994
            Net Revenues                               $29                       $48
            Operating Income                             5                         7
            Net Earnings (Loss)                          1                        (2)

            In the third and fourth quarters of 1994, Citicasters sold four network-affiliated television stations for $355 million in cash and a warrant to purchase common stock of the purchaser. The proceeds were used to reduce debt and repurchase shares of common stock.

                       AMERICAN FINANCIAL CORPORATION 10-Q

    E. Long-Term Debt Long-term debt consisted of the following (in thousands):

                                                       March 31,        December 31,
                                                            1995               1994
            American Financial Corporation
              (Parent Company):
            9-3/4% Debentures due 2004                 $203,759         $203,759
            12% Debentures due 1999
              (including Series A and B)                120,463          120,463
            10% Debentures due 1999
              (including Series A)                       89,620           89,620
            12-1/4% Debentures due 2003                  51,556           51,556
            Other                                        24,626           24,667
                                                       $490,024         $490,065

            Subsidiaries:
            Great American Holding Corporation         $386,253         $359,185
            American Annuity Group, Inc.                174,168          183,242
            American Financial Enterprises, Inc.         15,300           16,000
            Other                                        57,758           58,255
                                                       $633,479         $616,682

            In furtherance of the previously announced plan to use American Premier cash following the merger to retire debt, AFC (i) repaid $187 million of borrowings under its bank credit agreement in April 1995 and (ii) redeemed all of its outstanding 12% Debentures and 12-1/4% Debentures in May 1995, using funds borrowed under a new $675 million subordinated line of credit with American Premier. Borrowings under the American Premier credit line bear interest at 11-5/8% and convert to a four-year term loan in March 2005.

            At March 31, 1995, sinking fund and other scheduled principal payments on debt for the balance of 1995 and the subsequent five years, adjusted to reflect the debt transactions in April and May, were as follows (in thousands):

                             Parent
                              Company         Subsidiaries        Total
             1995            $   -            $ 61,069         $ 61,069
             1996                -               1,600            1,600
             1997              5,520            16,746           22,266
             1998                -             175,114          175,114
             1999             93,895             1,697           95,592
             2000                -               6,856            6,856

            Debentures purchased in excess of scheduled payments may be applied to satisfy any sinking fund requirement. The scheduled principal payments shown above assume that debentures purchased are applied to the earliest scheduled retirements.

    F. Mandatory Redeemable Preferred Stock At March 31, 1995 and December 31, 1994, there were 274,242 shares of $10.50 par value Series E Preferred Stock outstanding. These shares are nonvoting, cumulative and are to be retired, at par, in December 1995.

                       AMERICAN FINANCIAL CORPORATION 10-Q

    G. Other Preferred Stock Under provisions of both the Nonvoting (55.8 million shares authorized, including the redeemable issues) and Voting (3.5 million shares authorized, none outstanding) Cumulative Preferred Stock, the Board of Directors is authorized to divide the authorized stock into series and to set specific terms and conditions of each series. In connection with the merger discussed in Note A, in April 1995, the aggregate number of shares authorized was reduced to
            38.1 million and voting rights were granted to the Series F and G shares. At March 31, 1995, the outstanding shares of other preferred stock consisted of the following:

                                                                                 March 31,       December 31,
                                                                                      1995              1994
            Series F - $20.00 liquidation value per share;
                     annual dividends per share $1.80; 10% may
                     be retired annually at AFC's option in
                     1995 and 1996.                                             13,744,754        13,744,754

            Series G - $10.50 liquidation value per share;
                     annual dividends per share $1.05; may be
                     retired at AFC's option.                                      364,158           364,158

    H. Common Stock At March 31, 1995, Carl H. Lindner and certain members of the Lindner family owned all of the outstanding Common Stock of AFC. In connection with the April 1995 merger discussed in Note A, AFC issued 762,500 common shares upon exercise of stock options and increased the number of authorized common shares to 53.5 million. Following the merger, New American Premier owns 100% of the Common Stock.

    I. Extraordinary Items Extraordinary items consisted of the following (in thousands):

                                                                  1994
            Premium paid on AFC debentures retired in
              exchange offer                                   ($ 6,159)
            Loss on subsidiary's prepayment of debt
              (net of minority interest of $74)                    (498)
            Share of loss on investee's prepayment of debt
              (net of income tax benefit of $374)                (9,036)
                                                               ($15,693)

    J. Cash Flows - Fixed Maturity Investments "Investing activities" related to fixed maturity investments in AFC's Statement of Cash Flows consisted of the following (in thousands):

                                              Held to          Available
              1995                            Maturity          For Sale           Total
              Purchases                       $ 97,511         $157,352         $254,863
              Maturities and paydowns           26,700           22,319           49,019
              Sales                               -              54,732           54,732

              1994
              Purchases                       $373,379         $148,732         $522,111
              Maturities and paydowns           51,480           49,073          100,553
              Sales                              7,781          284,300          292,081

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

                       AMERICAN FINANCIAL CORPORATION 10-Q

                                     ITEM 2

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

    GENERAL

    AFC is organized as a holding company with almost all of its operations being conducted by subsidiaries and investees. The parent corporation, however, has continuing expenditures for administrative expenses and corporate services and, most importantly, for the payment of principal and interest on borrowings and dividends on AFC Preferred Stock. Therefore, certain analyses are best done on a parent only basis while others are best done on a total enterprise basis. In addition, since most of its businesses are financial in nature, AFC does not prepare its consolidated financial statements using a current-noncurrent format. Consequently, certain traditional ratios and financial analysis tests are not meaningful.

    MERGER

    As discussed in Note A to the financial statements, on April 3, 1995, AFC merged with a newly formed subsidiary of American Premier Group, Inc., another new company formed to own both AFC and American Premier. Following the merger, AFC borrowed funds from American Premier to retire $187 million of its bank debt. In April 1995, AFC called an additional $185 million of its publicly traded debt for redemption in May. AFC financed this transaction with borrowings from American Premier (See "Sources of Funds" below).

    LIQUIDITY AND CAPITAL RESOURCES

    Ratios The ratio of AFC's (parent only) long-term debt to equity (excluding Mandatory Redeemable Preferred Stock) was 1.07 at March 31, 1995, compared to 1.24 at December 31, 1994. AFC's ratio of earnings to fixed charges on a total enterprise basis was 1.84 for the first three months of 1995 compared to 1.69 for the entire year of 1994; ratios of earnings to fixed charges and preferred dividends were 1.52 and 1.40 for the same periods.

    Sources of Funds A wholly-owned subsidiary, Great American Holding Corporation ("GAHC"), has a revolving credit agreement with several banks under which it can borrow up to $300 million. The credit line converts to a four-year term loan in December 1996 with scheduled principal payments to begin in March 1997. Borrowings under the credit line are made by GAHC and are advanced to AFC. The line is guaranteed by AFC and secured by 50% of the stock of Great American Insurance Company ("GAI"). GAHC had borrowings of $160 million outstanding under the agreement at December 31, 1994 and $187 million borrowed at March 31, 1995.

    In April 1995, AFC entered into a subordinated credit agreement with American Premier under which it can borrow up to $675 million. The credit line bears interest at 11-5/8% and converts to a four-year term loan in March 2005 with scheduled principal payments to begin in April 2005. During April and May 1995, AFC borrowed $549 million under the agreement using the proceeds for debt retirements and other corporate purposes.

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

    Approximately 94% of the bonds and redeemable preferred stocks held by AFC were rated "investment grade" (credit rating of AAA to BBB) at March 31, 1995. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade.

    RESULTS OF OPERATIONS

    General  Pretax earnings in the first three months of 1995 increased
    $4 million from the comparable 1994 period due to a $10 million improvement in underwriting results of the property and casualty insurance segment and an $11 million increase in investment income. These items were partially offset by an $18 million decrease in realized gains on the sales of securities and other investments.

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

    The combined underwriting ratio (based on generally accepted accounting principles) of GAI and its property and casualty insurance subsidiaries was 103.6% for the first three months of 1995 compared to 107.1% for the same period in 1994 and 102.4% for the entire year of 1994. The improvement in first quarter underwriting results reflects (i) the relatively mild winter weather in 1995 compared to 1994 and (ii) the impact of the California earthquake on 1994's results which were somewhat offset by adverse development in several lines of business in 1995.

    Earned premiums increased $36 million (12%) and insurance expenses increased $27 million (8%) during the first quarter of 1995. The increase in premiums was due to an increase in sales of specialized niche products and workers' compensation insurance.

    Investment Income Investment income increased $11 million (8%) from 1994 due to an increase in average investments held.

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

                       AMERICAN FINANCIAL CORPORATION 10-Q

                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations - Continued


    Benefits to Annuity Policyholders Benefits to annuity policyholders increased $5 million (9%) over those of the comparable three month period in 1994 due primarily to an increase in average annuity policyholder funds accumulated. The rate at which interest is credited on annuity policyholders' funds is subject to change based on management's judgment of market conditions.

    Interest on Borrowed Money Interest expense on borrowed money decreased $3.2 million (10%) from 1994 as lower rates more than offset an increase in average borrowings. The reduction in rates reflects the April 1994, issuance of approximately $204 million of 9-3/4% Debentures in exchange for higher cost debentures and redemption of approximately $63 million of 13-1/2% Debentures with lower cost borrowings under the bank credit line.

    Other Operating and General Expenses Included in operating and general expenses in the first three months of 1995 and 1994 are charges of $3.4 million and $2.1 million, respectively, for minority interest.

                       AMERICAN FINANCIAL CORPORATION 10-Q
                                     PART II
                                OTHER INFORMATION


                                     ITEM 6

                        Exhibits and Reports on Form 8-K


    (a) Exhibit 27 - Financial Data Schedule - Included in Report filed electronically with the Securities and Exchange Commission.

    (b)     Report on Form 8-K:

                             Date of Report   Item Reported
                             April 7, 1995    Acquisiton of American
                                              Financial Corporation by
                                              American Premier Group, Inc.






                                    Signature

    Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized.


                     American Financial Corporation



    May 12, 1995     BY: FRED J. RUNK
                         Fred J. Runk
                         Vice President and Treasurer