Form 10-Q
period 1995-06-30
AMERICAN FINANCIAL CORP
filed 1995-08-14
CIK 5016

                   SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549


                            FORM 10-Q


     Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934


For the Quarterly Period Ended                                 Commission File
June 30, 1995                                                  No. 1-7361



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




As of August 1, 1995, there were 53,000,000 shares of the Registrant's Common Stock outstanding, all of which were owned by American Financial Group, Inc.

                                    PART I
                             FINANCIAL INFORMATION

                AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                (In Thousands)

                                                        June 30,    December 31,
                                                           1995            1994
          Assets
Cash and short-term investments                     $   130,998      $  171,335
Investments:
  Bonds and redeemable preferred stocks:
    Held to maturity - at amortized cost
      (market - $5,037,800 and $4,336,700)            4,929,560       4,629,633
    Available for sale - at market
      (amortized cost - $2,123,959 and $1,938,853)    2,205,559       1,862,653
  Other stocks - principally at market
    (cost - $130,808 and $137,106)                      205,208         208,706
  Investment in affiliates                              836,523         832,637
  Loans receivable                                      633,314         641,964
  Real estate and other investments                     163,761         154,262
                                                      8,973,925       8,329,855
Recoverables from reinsurers and prepaid
  reinsurance premiums                                  945,884         902,063
Agents' balances and premiums receivable                351,293         363,156
Other receivables                                       201,988         197,119
Prepaid expenses, deferred charges and other assets     450,823         410,657
Cost in excess of net assets acquired                   175,353         175,866

                                                    $11,230,264     $10,550,051

       Liabilities and Capital
Unpaid losses and loss adjustment expenses          $ 3,008,442     $ 2,916,985
Unearned premiums                                       873,932         824,691
Annuity policyholders' funds accumulated              4,787,658       4,618,108
Long-term debt:
  Direct obligations of AFC Parent Company              355,042         490,065
  Obligations of AFC subsidiaries:
    Great American Holding Corporation                  199,321         359,185
    American Annuity Group, Inc.                        168,093         183,242
    Other subsidiaries                                   64,339          74,255
Payable to American Premier Underwriters, Inc.          526,381            -
Accounts payable, accrued expenses and other
  liabilities                                           593,257         579,151
Minority interest                                       124,734         105,506
                                                     10,701,199      10,151,188

Mandatory Redeemable Preferred Stock (at
  redemption value)                                       2,880           2,880
Other Preferred Stock (redemption value - $278,719)     168,484         168,484
Common Stock without par value                            9,625             904
Retained earnings                                       254,476         223,095
Net unrealized gain on marketable securities,
  net of deferred income taxes                           93,600           3,500

                                                    $11,230,264     $10,550,051

                                                   2

                      AMERICAN FINANCIAL CORPORATION 10-Q

                AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF EARNINGS
                                (In Thousands)

                                            Three months ended        Six months ended
                                                 June 30,                 June 30,
                                                1995      1994         1995         1994
Income:
  Property and casualty insurance premiums  $376,158  $338,814   $  725,291   $  651,863
  Investment income                          159,954   143,614      312,288      284,684
  Realized gains on sales of securities          956     8,187        4,432       23,143
  Equity in net earnings (losses) of
    affiliates                                19,675    (9,472)      42,576       12,222
  Gains (losses) on sales of affiliates         (442)    1,683         (442)       1,694
  Other income                                24,869    25,178       50,217       58,045
                                             581,170   508,004    1,134,362    1,031,651

Costs and Expenses:
  Property and casualty insurance:
    Losses and loss adjustment expenses      269,651   226,360      513,294      457,377
    Commissions and other underwriting
      expenses                               124,884   107,721      244,495      213,389
  Benefits to annuity policyholders           64,259    60,201      128,521      119,424
  Interest charges on borrowed money          36,980    26,563       66,109       58,856
  Other operating and general expenses        58,496    55,132      115,941      115,566
                                             554,270   475,977    1,068,360      964,612

Earnings before income taxes and
  extraordinary items                         26,900    32,027       66,002       67,039
Provision for income taxes                     9,637     8,768       18,874       17,087

Earnings before extraordinary items           17,263    23,259       47,128       49,952

Extraordinary items, net of income taxes      (3,048)     (744)      (3,048)     (16,437)

Net Earnings                                $ 14,215  $ 22,515   $   44,080    $   33,515

                                                   3

                            AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                            (In Thousands)

                                                            Six months ended June 30,
                                                                1995             1994
Operating Activities:
  Net earnings                                              $ 44,080         $ 33,515
  Adjustments:
    Extraordinary losses from retirement of debt               3,048           16,437
    Depreciation and amortization                             15,028           15,567
    Benefits to annuity policyholders                        128,521          119,424
    Equity in net earnings of affiliates                     (42,576)         (12,222)
    Changes in reserves on assets                               (670)          10,517
    Realized gains on investing activities                    (3,906)         (32,281)
    Increase in reinsurance and other receivables            (37,864)        (113,536)
    Increase in prepaid expenses, deferred charges
      and other assets                                       (56,811)         (59,635)
    Increase in insurance claims and reserves                138,825          159,583
    Increase (decrease) in other liabilities                 (77,379)             704
    Increase in minority interest                              5,947            2,611
    Dividends from investees                                  11,469           10,502
    Other, net                                                (4,570)          (1,641)
                                                             123,142          149,545
Investing Activities:
  Purchases of and additional investments in:
    Fixed maturity investments                              (758,905)        (980,800)
    Equity securities                                           (298)          (1,946)
    Investees and subsidiaries                               (13,327)         (23,852)
    Real estate, property and equipment                      (18,206)         (14,612)
  Maturities and redemptions of fixed maturity
    investments                                              114,737          238,761
  Sales of:
    Fixed maturity investments                               232,710          504,144
    Equity securities                                         11,064           69,592
    Investee and subsidiaries                                 43,697           27,621
    Real estate, property and equipment                        3,166            2,422
  Decrease (increase) in other investments                    (5,541)          10,424
                                                            (390,903)        (168,246)

Financing Activities:
  Annuity receipts                                           245,111          210,630
  Annuity surrenders, benefits and withdrawals              (214,603)        (172,493)
  Additional long-term borrowings                             80,590          163,397
  Reductions of long-term debt                              (392,549)        (138,738)
  Borrowings from American Premier                           549,000             -
  Reductions of payable to American Premier                  (36,000)           -
  Repurchases of capital stock                                  (147)          (4,466)
  Exercise of stock options                                    8,721             -
  Cash dividends paid                                        (12,699)         (16,708)
                                                             227,424           41,622

Net Increase (Decrease) in Cash and Short-term Investments   (40,337)          22,921

Cash and short-term investments at beginning of period       171,335          167,950

Cash and short-term investments at end of period            $130,998         $190,871

                                                   4

                      AMERICAN FINANCIAL CORPORATION 10-Q

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. Merger On April 3, 1995, American Financial Corporation ("AFC") merged with a newly formed subsidiary of American Premier Group, Inc., another new company formed to own 100% of the common stock of both AFC and American Premier Underwriters, Inc. ("American Premier"). Subsequently, American Premier Group changed its name to American Financial Group, Inc. to reflect its core property and casualty insurance and annuity businesses. In the transaction, Carl H. Lindner and members of his family, who owned 100% of the Common Stock of AFC, exchanged their AFC Common Stock for approximately 55% of American Financial Group voting common stock. Former shareholders of American Premier, including AFC and its subsidiaries, received shares of American Financial Group stock on a one-for-one basis. No gain or loss was recorded on the exchange of shares.

    AFC will continue to be a separate SEC reporting company with publicly traded debentures and preferred stock. Holders of AFC Series F and G Preferred Stock were granted voting rights equal to approximately 21% of the total voting power of AFC shareholders immediately prior to the merger.

B.  Accounting Policies

    Basis of Presentation The accompanying consolidated financial statements for American Financial Corporation and subsidiaries are unaudited; however, management believes that all adjustments (consisting only of normal recurring accruals unless otherwise disclosed herein) necessary for fair presentation have been made. The results of operations for interim periods are not necessarily indicative of results to be expected for the year. The financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary to be in conformity with generally accepted accounting principles.

    Certain reclassifications have been made to prior years to conform to the current year's presentation. All significant intercompany balances and transactions have been eliminated. All acquisitions have been treated as purchases. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements.

    AFC's ownership of subsidiaries and significant affiliates with publicly traded shares was as follows:

                                                       June 30,      December 31,
                                                          1995       1994    1993
      American Annuity Group, Inc. ("AAG")                 80%        80%     80%
      American Financial Enterprises, Inc. ("AFEI")        83%        83%     83%
      American Financial Group, Inc. ("AFG")               26%         -       -
      American Premier Underwriters, Inc.                  (a)        42%     41%
      Chiquita Brands International, Inc.                  39%        46%     46%
      Citicasters Inc.                                     37%        37%     20%
      General Cable Corporation                             -         (b)     45%

      (a) Exchanged for shares of American Financial Group in April 1995.
      (b) Sold in June 1994.

      Investments Debt securities are classified as "held to maturity" and reported at amortized cost if AFC has the positive intent and ability to hold them to maturity. Debt and equity securities are classified as (i) "trading" and
                                       5

                      AMERICAN FINANCIAL CORPORATION 10-Q
    reported at fair value with unrealized gains and losses included in earnings if the securities are bought and held principally for selling in the near term and (ii) as "available for sale" and reported at fair value, with unrealized gains or losses reported as a separate component of shareholders' equity if the debt or equity securities are not classified as held to maturity or trading. Only in certain limited circumstances, such as significant issuer credit deterioration or if required by insurance or other regulators, may a company change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future.

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

    Investment in Affiliates Investments in securities of 20%- to 50%-owned companies are carried at cost, adjusted for AFC's proportionate share of their undistributed earnings or losses. Investments in less than 20%-owned companies are accounted for by the equity method when, in the opinion of management, AFC can exercise significant influence over operating and financial policies of the affiliate.

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

C.  Sales of Affiliates   In April 1995, AFC sold 3.2 million shares of
    Chiquita common stock to American Premier for $43.7 million, realizing a $442,000 loss on the sale.

    In June 1994, AFC sold its investment in General Cable common stock to an unaffiliated company for $27.6 million in cash. AFC realized a $1.7 million pretax gain on the sale (excluding its share of American Premier's loss on its sale of securities of General Cable).

D. Segments of Operations Through subsidiaries, AFC is engaged in several financial businesses, including property and casualty insurance, annuities and portfolio investing. AFC also owns significant portions of the voting equity securities of certain companies (affiliate corporations - see Note
    E). The following table (in thousands) shows AFC's revenues by significant business segment. Intersegment transactions are not significant.

                                                               Six months ended June 30,
                                                                   1995             1994
                 Revenues
                    Property and casualty insurance:
                     Underwriting                            $  725,291       $  651,863
                     Investment and other income                148,231          158,938
                                                                873,522          810,801
                    Annuities (*)                               197,656          186,590
                    Other                                        20,608           22,038
                                                              1,091,786        1,019,429
                    Equity in net earnings of affiliates         42,576           12,222
                                                             $1,134,362       $1,031,651

                 (*) Represents primarily investment income and realized gains.

                      AMERICAN FINANCIAL CORPORATION 10-Q

E.  Investment in Affiliates   Investment in affiliates represents AFC's
    ownership of securities of certain companies. All of the companies named in the following table are subject to the rules and regulations of the SEC. Market value of the investments was approximately $915 million and $890 million at June 30, 1995 and December 31, 1994, respectively. AFC's investment (and common stock ownership percentage) in these affiliates was as follows (dollars in thousands):

                                                   Investment (Ownership %)
                                                      June 30,      December 31,
                                                         1995              1994
        American Financial Group               $548,233 (26%)    $   -
        American Premier                           -              525,927 (42%)
        Chiquita                                216,446 (39%)     237,015 (46%)
        Citicasters                              71,844 (37%)      69,695 (37%)
                                               $836,523          $832,637

    In addition to owning the common stock of AFC, American Financial Group owns all of the common stock of American Premier, a specialty property and casualty insurance company. Chiquita is a leading international marketer, processor and producer of quality food products. Citicasters owns and operates radio and television stations.

    As discussed in Note A, AFC received shares of American Financial Group in exchange for its American Premier stock on a one-for-one basis in April 1995.

    Summarized financial information for AFC's affiliates follows (in millions):

                                                     Three months
                                                            ended
        American Financial Group                    June 30, 1995
        Revenues                                           $1,006
        Income before Extraordinary Item                       33
        Extraordinary Item                                      1
        Net Earnings                                           34

                                                     Three months     Six months
                                                            ended          ended
        American Premier                           March 31, 1995  June 30, 1994
        Revenues                                             $433           $828
        Income (Loss) from Continuing Operations               16            (39)
        Discontinued Operations                                -              (2)
        Net Earnings (Loss)                                    16            (41)

    American Premier's 1994 results included a $73.5 million loss on the sale of securities of General Cable.

                                                       Six months ended June 30,
        Chiquita                                         1995            1995(*)
        Net Sales                                      $2,114          $2,063
        Operating Income                                  153             152
        Income before Extraordinary Item                   72              67
        Extraordinary Item                                 (5)            (23)
        Net Income                                         67              44

        (*) Amounts for 1994 were reclassified by Chiquita to reflect the reconsolidation of its Meat Division.

                                                   9

                      AMERICAN FINANCIAL CORPORATION 10-Q

                                                       Six months ended June 30,
        Citicasters                                      1995            1994
        Net Revenues                                      $66            $109
        Operating Income                                   16              26
        Net Earnings                                        7               3

    In the third and fourth quarters of 1994, Citicasters sold four network-affiliated television stations for $355 million in cash and a warrant to purchase common stock of the purchaser. The proceeds were used to reduce debt and repurchase shares of common stock.

F. Long-Term Debt Long-term debt of American Financial Corporation (Parent Company) consisted of the following (in thousands):

                                                      June 30,    December 31,
                                                         1995            1994
       9-3/4% Debentures due 2004                    $252,765        $203,759
       10% Debentures due 1999
           (including Series A)                        89,620          89,620
       12% Debentures due 1999
           (including Series A and B)                    -            120,463
       12-1/4% Debentures due 2003                       -             51,556
       Other                                           12,657          24,667
                                                     $355,042        $490,065

    In May 1995, AFC issued $50 million of 9-3/4% Debentures in a private placement offering.

    At June 30, 1995, sinking fund and other scheduled principal payments on debt for the balance of 1995 and the subsequent five years were as follows (in thousands):

                              Parent
                             Company       Subsidiaries             Total
          1995              $  -               $ 50,575          $ 50,575
          1996                 -                  1,800             1,800
          1997                5,620              16,946            22,566
          1998                 -                169,334           169,334
          1999               93,895               1,917            95,812
          2000                  -                 7,036             7,036

    Debentures purchased in excess of scheduled payments may be applied to satisfy any sinking fund requirement. The scheduled principal payments shown above assume that debentures purchased are applied to the earliest scheduled retirements.

                      AMERICAN FINANCIAL CORPORATION 10-Q

G. Payable to American Premier Underwriters, Inc. In furtherance of the previously announced plan to use American Premier cash following the merger to retire debt, AFC (i) repaid $187 million of borrowings under its bank credit agreement in April 1995 and (ii) redeemed all of its outstanding 12% and 12-1/4% Debentures in May 1995, using funds borrowed under a new $675 million subordinated line of credit with American Premier. Borrowings under the credit line bear interest at 11-5/8% and convert to a four-year term loan in March 2005. At June 30, 1995, AFC had borrowed $513 million under the credit agreement. Accrued interest of $13.4 million at June 30, 1995, was paid in July 1995.

H. Mandatory Redeemable Preferred Stock At June 30, 1995 and December 31, 1994, there were 274,242 shares of $10.50 par value Series E Preferred Stock outstanding. These shares are nonvoting, cumulative and are required to be retired, at par, in December 1995.

I.  Other Preferred Stock  Under provisions of both the Nonvoting
    (21.1 million shares authorized, including the Mandatory Redeemable Preferred Stock) and Voting (17.0 million shares authorized, 14.1 million shares outstanding) Cumulative Preferred Stock, the Board of Directors may divide the authorized stock into series and set specific terms and conditions of each series. At June 30, 1995, the outstanding shares of other preferred stock consisted of the following:

                                                         June 30,    December 31,
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

J. Common Stock In connection with the April 1995 merger discussed in Note A, AFC issued 762,500 common shares upon exercise of stock options and increased the number of authorized common shares to 53.5 million. At June 30, 1995, American Financial Group owned all 53.0 million outstanding shares of AFC's Common Stock.

K. Extraordinary Items Extraordinary items consisted of the following (in thousands):

                                                              1995       1994
       Loss on AFC's prepayment of debt                   ($1,713)    $   -
       Premium paid on AFC debentures retired in
         exchange offer                                       -        (6,454)
       Gain (loss) on subsidiary's prepayment of debt
         (net of minority interest of ($5) and $142)           30        (947)
       Share of loss on affiliate's prepayment of debt
         (net of minority interest of $24 and $139
         and income tax benefit of $65 and $374)           (1,365)    (9,036)
                                                          ($3,048)  ($16,437)

                                                  11

                      AMERICAN FINANCIAL CORPORATION 10-Q

L. Cash Flows - Fixed Maturity Investments "Investing activities" related to fixed maturity investments in AFC's Statement of Cash Flows consisted of the following (in thousands):

                                              Held to   Available
       1995                                  Maturity    For Sale       Total
       Purchases                             $327,946    $430,959    $758,905
       Maturities and paydowns                 68,814      45,923     114,737
       Sales                                    9,040     223,670     232,710

       1994
       Purchases                             $645,767    $335,033    $980,800
       Maturities and paydowns                107,100     131,661     238,761
       Sales                                    7,781     496,363     504,144

    Securities classified as "held to maturity" having an amortized cost of $9.0 million and $8.5 million were sold in 1995 and 1994, respectively, due primarily to deterioration in the issuer's creditworthiness.

M. Pending Legal Proceedings Counsel has advised AFC that there is little likelihood of any substantial liability being incurred from any litigation pending against AFC and subsidiaries.

                      AMERICAN FINANCIAL CORPORATION 10-Q

                                    ITEM 2

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

GENERAL

AFC is organized as a holding company with almost all of its operations being conducted by subsidiaries and affiliates. The parent corporation, however, has continuing expenditures for administrative expenses and corporate services and, most importantly, for the payment of principal and interest on borrowings and dividends on AFC Preferred Stock. Therefore, certain analyses are best done on a parent only basis while others are best done on a total enterprise basis. In addition, since most of its businesses are financial in nature, AFC does not prepare its consolidated financial statements using a current-noncurrent format. Consequently, certain traditional ratios and financial analysis tests are not meaningful.

MERGER

As discussed in Note A to the financial statements, on April 3, 1995, AFC merged with a newly formed subsidiary of American Financial Group, Inc., another new company formed to own both AFC and American Premier. Following the merger, AFC borrowed funds from American Premier to retire $187 million of its bank debt and $185 million of its publicly traded debt. (See "Sources of Funds" below).

LIQUIDITY AND CAPITAL RESOURCES

Ratios The ratio of AFC's (parent only) long-term debt to equity (excluding Mandatory Redeemable Preferred Stock) was .67 at June 30, 1995, compared to
1.24 at December 31, 1994. AFC's ratio of earnings to fixed charges on a total enterprise basis was 1.58 for the first six months of 1995 compared to
1.69 for the entire year of 1994; ratios of earnings to fixed charges and preferred dividends were 1.34 and 1.40 for the same periods.

Sources of Funds In April 1995, AFC entered into a subordinated credit agreement with American Premier under which it can borrow up to $675 million. The credit line bears interest at 11-5/8% and converts to a four-year term loan in March 2005 with scheduled principal payments to begin in April 2005. During April and May 1995, AFC borrowed $549 million under the agreement using the proceeds for debt retirements, capital contributions to subsidiaries and other corporate purposes. In June 1995, AFC repaid $36 million under the agreement using proceeds from $50 million of 9-3/4% Debentures issued during the second quarter in a private placement offering.

A wholly-owned subsidiary, Great American Holding Corporation ("GAHC"), has a revolving credit agreement with several banks under which it can borrow up to $300 million. The credit line converts to a four-year term loan in December 1996 with scheduled principal payments to begin in March 1997. Borrowings under the credit line are made by GAHC and are advanced to AFC. The line is guaranteed by AFC and secured by 50% of the stock of Great American Insurance Company ("GAI"). AFC had no outstanding borrowings under the agreement at June 30, 1995, and $160 million outstanding at December 31, 1994.
                                      13

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

Approximately 95% of the bonds and redeemable preferred stocks held by AFC were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at June 30, 1995. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade.

RESULTS OF OPERATIONS

General Pretax earnings in the first six months of 1995 were slightly lower than the comparable 1994 period, as several changes offset each other, including (i) a $14 million decrease in underwriting results of the property and casualty insurance segment resulting from weather-related catastrophe losses, principally from hail storms in Texas, in the second quarter of 1995,
(ii) a $28 million decrease in realized gains from the sales of securities, affiliates and other investments and (iii) increases of $9 million in benefits to annuity policyholders and $7 million in interest on borrowed money due primarily to an increase in the average outstanding liabilities. These items were substantially offset by a $28 million increase in investment income and a $28 million loss in the second quarter of 1994 representing AFC's share of American Premier's loss on the sale of securities of General Cable.

Pretax earnings in the second quarter of 1995 decreased $5.1 million (16%) from the second quarter of 1994. Major items contributing to the decline include (i) a $23 million decrease in underwriting results of the property and casualty insurance segment resulting from hail storms in Texas, (ii) increases of $4 million in benefits to annuity policyholders and $10 million in interest on borrowed money due primarily to an increase in the average outstanding liabilities and (iii) a $9 million decrease in realized gains from the sales of securities, affiliates and other investments. These items were substantially offset by an increase of $29 million in equity in earnings of affiliates and a $16 million increase in investment income.

Property and Casualty Insurance Underwriting profitability is measured by the combined ratio which is a sum of the ratios of underwriting expenses, losses, and loss adjustment expenses to premiums. When the combined ratio is under 100%, underwriting results are generally considered profitable; when the ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio does not reflect investment income, other income or federal income taxes.

The combined underwriting ratio (based on generally accepted accounting principles) of GAI and its property and casualty insurance subsidiaries was 104.5% and 105.2% for the six months and second quarter of 1995; comparable ratios for the same
                                      14

                      AMERICAN FINANCIAL CORPORATION 10-Q

                     Management's Discussion and Analysis
         of Financial Condition and Results of Operations - Continued


periods of 1994 were 102.6% and 98.2%. The deterioration in underwriting results was primarily due to losses of $15.3 million ($15.8 before reinsurance) from hail storms in Texas in the second quarter of 1995. This loss represented 2.1% and 4.1% of Great American's combined ratio for the six months and second quarter of 1995, respectively.

Earned premiums increased $73 million (11%) and insurance expenses increased $87 million (13%) during the first six months of 1995. The increase in premiums was due to an increase in sales of specialized niche products and workers' compensation insurance.

Investment Income Investment income increased $28 million (10%) from 1994 due to an increase in average investments held.

Realized Gains Realized capital gains have been an important part of AFC's return on its investments in marketable securities. Individual securities are sold creating gains and losses from time to time as investment strategies change or as market opportunities appear to present optimal conditions.

Affiliate Corporations Equity in net earnings of affiliate corporations (companies in which AFC owns a significant portion of the voting stock) represents AFC's proportionate share of the affiliates' earnings and losses. AFC's equity in net earnings (losses) of affiliate corporations in the second quarter of 1994 includes its share ($28 million) of American Premier's loss on the sale of securities of General Cable.

Gain (Losses) on Sales of Affiliates The loss on sale of affiliates in 1995 represents a pretax loss on the sale of Chiquita common stock. The gain in 1994 represents a pretax gain on the sale of General Cable common stock.

Benefits to Annuity Policyholders Benefits to annuity policyholders increased approximately 7% over the comparable three and six month periods in 1994 due primarily to an increase in average annuity policyholder funds accumulated. The rate at which interest is credited on annuity policyholders' funds is subject to change based on management's judgment of market conditions.

Interest on Borrowed Money  Interest expense on borrowed money increased
$7.3 million (12%) and $10.4 million (39%) from the first six months and second quarter of 1994, respectively, due primarily to an increase in average borrowings. In the second quarter of 1995, AFC borrowed $549 million under its new credit agreement with American Premier using the proceeds to retire $372 million of debt and for other corporate purposes.

Other Operating and General Expenses Included in operating and general expenses in the first six months of 1995 and 1994 are charges of $6.4 million and $3.1 million, respectively, for minority interest.
                                      15

                      AMERICAN FINANCIAL CORPORATION 10-Q
                                    PART II
                               OTHER INFORMATION


                                    ITEM 6

                       Exhibits and Reports on Form 8-K


(a) Exhibit 27 - Financial Data Schedule - Included in Report filed electronically with the Securities and Exchange Commission.

(b) Report on Form 8-K:

            Date of Report       Item Reported
            April 7, 1995        Acquisition of American Financial
                                 Corporation by American Premier Group, Inc.






                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized.


                                        American Financial Corporation



August 11, 1995                         BY: FRED J. RUNK
                                            Fred J. Runk
                                            Vice President and Treasurer