Form 10-Q
period 1995-09-30
AMERICAN FINANCIAL CORP
filed 1995-11-14
CIK 5016

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549


                            FORM 10-Q


     Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934


For the Quarterly Period Ended                              Commission File
September 30, 1995                                          No. 1-7361



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




As of November 1, 1995, there were 53,000,000 shares of the Registrant's Common Stock outstanding, all of which were owned by American Financial Group, Inc.

                      AMERICAN FINANCIAL CORPORATION 10-Q
                                    PART I
                             FINANCIAL INFORMATION

                AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                (In Thousands)

                                                   September 30,    December 31,
                                                           1995            1994
          Assets
Cash and short-term investments                     $   178,966      $  171,335
Investments:
  Bonds and redeemable preferred stocks:
    Held to maturity - at amortized cost
      (market - $5,054,700 and $4,336,700)            4,933,152       4,629,633
    Available for sale - at market
      (amortized cost - $2,189,194 and $1,938,853)    2,265,494       1,862,653
  Other stocks - principally at market
    (cost - $131,855 and $137,106)                      223,555         208,706
  Investment in affiliates                              831,761         832,637
  Loans receivable                                      650,405         641,964
  Real estate and other investments                     176,372         154,262
                                                      9,080,739       8,329,855
Recoverables from reinsurers and prepaid
  reinsurance premiums                                  886,448         902,063
Agents' balances and premiums receivable                409,931         363,156
Other receivables                                       208,643         197,119
Prepaid expenses, deferred charges and other assets     457,862         410,657
Cost in excess of net assets acquired                   173,697         175,866

                                                    $11,396,286     $10,550,051

       Liabilities and Capital
Unpaid losses and loss adjustment expenses          $ 2,948,330     $ 2,916,985
Unearned premiums                                       911,911         824,691
Annuity policyholders' funds accumulated              4,857,576       4,618,108
Long-term debt:
  Direct obligations of AFC Parent Company              375,252         490,065
  Obligations of AFC subsidiaries:
    Great American Holding Corporation                  149,389         359,185
    American Annuity Group, Inc.                        149,725         183,242
    Other subsidiaries                                   75,050          74,255
Payable to American Premier Underwriters, Inc.          574,756            -
Accounts payable, accrued expenses and other
  liabilities                                           646,858         579,151
Minority interest                                       135,495         105,506
                                                     10,824,342      10,151,188

Mandatory Redeemable Preferred Stock (at
  redemption value)                                       2,880           2,880
Other Preferred Stock (redemption value - $278,719)     168,484         168,484
Common Stock without par value                            9,625             904
Retained earnings                                       290,055         223,095
Net unrealized gain on marketable securities,
  net of deferred income taxes                          100,900           3,500

                                                    $11,396,286     $10,550,051

                                       2

                AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF EARNINGS
                                (In Thousands)

                                            Three months ended       Nine months ended
                                              September 30,            September 30,
                                                1995      1994         1995          1994
Income:
  Property and casualty insurance premiums  $381,850  $361,728   $1,107,141   $1,013,591
  Investment income                          160,034   149,449      472,322      434,133
  Realized gains on sales of securities       17,787    19,961       22,219       43,104
  Equity in net earnings (losses) of
    affiliates                                 1,422   (21,066)      43,998       (8,844)
  Other income                                27,335    27,408       77,110       87,147
                                             588,428   537,480    1,722,790    1,569,131

Costs and Expenses:
  Property and casualty insurance:
    Losses and loss adjustment expenses      262,256   253,201      775,550      710,578
    Commissions and other underwriting
      expenses                               114,590   108,815      359,085      322,204
  Benefits to annuity policyholders           65,631    61,277      194,152      180,701
  Interest charges on borrowed money          36,928    28,285      103,037       87,141
  Other operating and general expenses        60,978    70,465      176,919      186,031
                                             540,383   522,043    1,608,743    1,486,655

Earnings before income taxes and
  extraordinary items                         48,045    15,437      114,047       82,476
Provision for income taxes                    12,275     7,991       31,149       25,078

Earnings before extraordinary items           35,770     7,446       82,898       57,398

Extraordinary items, net of income taxes        -         (501)      (3,048)     (16,938)

Net Earnings                                $ 35,770  $  6,945   $   79,850    $   40,460

                      AMERICAN FINANCIAL CORPORATION 10-Q

                AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In Thousands)

                                                               Nine months ended
                                                                  September 30,
                                                                1995             1994
 Operating Activities:
  Net earnings                                            $   79,850       $   40,460
  Adjustments:
    Extraordinary losses from retirement of debt               3,048           16,938
    Depreciation and amortization                             23,362           16,178
    Benefits to annuity policyholders                        194,152          180,701
    Equity in net (earnings) losses of affiliates            (43,998)           8,844
    Changes in reserves on assets                              2,932            7,482
    Realized gains on investing activities                   (22,921)         (52,471)
    Increase in reinsurance and other receivables            (41,283)        (252,345)
    Increase in prepaid expenses, deferred charges
      and other assets                                       (80,826)         (62,368)
    Increase in insurance claims and reserves                116,692          300,359
    Increase (decrease) in other liabilities                 (18,625)          55,943
    Increase in minority interest                             16,961            5,456
    Dividends from affiliates                                 17,124           15,753
    Other, net                                                (4,765)          (1,956)
                                                             241,703          278,974
Investing Activities:
  Purchases of and additional investments in:
    Fixed maturity investments                            (1,352,959)      (1,296,238)
    Equity securities                                         (3,749)          (2,574)
    Affiliates and subsidiaries                              (13,327)         (23,852)
    Real estate, property and equipment                      (23,600)         (18,988)
  Maturities and redemptions of fixed maturity
    investments                                              193,451          310,472
  Sales of:
    Fixed maturity investments                               672,221          543,939
    Equity securities                                         15,258          111,522
    Affiliates and subsidiaries                               43,697           27,621
    Real estate, property and equipment                        5,040            2,619
  Decrease (increase) in other investments                   (11,030)          11,441
  Other                                                         -             (12,536)
                                                            (474,998)        (346,574)

Financing Activities:
  Annuity receipts                                           338,353          313,077
  Annuity surrenders, benefits and withdrawals              (302,486)        (244,175)
  Additional long-term borrowings                            145,128          198,271
  Reductions of long-term debt                              (494,753)        (173,354)
  Borrowings from American Premier                           639,000             -
  Repayments of borrowings from American Premier             (80,000)            -
  Repurchases of preferred stock                                (147)          (4,466)
  Exercise of stock options                                    8,721             -
  Cash dividends paid                                        (12,890)         (16,900)
                                                             240,926           72,453

Net Increase in Cash and Short-term Investments                7,631            4,853

Cash and short-term investments at beginning of period       171,335          167,950

Cash and short-term investments at end of period          $  178,966       $  172,803

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

    AFC's ownership of subsidiaries and significant affiliates with publicly traded shares was as follows:

                                                  September 30,      December 31,
                                                          1995       1994    1993
      American Annuity Group, Inc. ("AAG")                  80%       80%     80%
      American Financial Enterprises, Inc. ("AFEI")         83%       83%     83%
      American Financial Group, Inc. ("AFG")                25%        -       -
      American Premier Underwriters, Inc.                   (a)       42%     41%
      Chiquita Brands International, Inc.                   39%       46%     46%
      Citicasters Inc.                                      37%       37%     20%
      General Cable Corporation                              -        (b)     45%

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

    Cost in Excess of Net Assets Acquired The excess of cost of subsidiaries and affiliates (purchased subsequent to October 1970) over AFC's equity in the underlying net assets ("goodwill") is being amortized over 40 years.

    The excess of AFC's equity in the net assets of other subsidiaries and affiliates over its cost of acquiring these companies ("negative goodwill") has been allocated to AFC's basis in these companies' fixed assets, goodwill and other long-term assets and is amortized on a 10- to 40-year basis.

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

C.  Sales of Affiliates   In April 1995, AFC sold 3.2 million shares of
    Chiquita common stock to American Premier for $43.7 million, realizing a $442,000 loss on the sale. In June 1994, AFC sold its investment in General Cable common stock to an unaffiliated company for $27.6 million in cash. AFC realized a $1.7 million pretax gain on the sale (excluding its share of American Premier's loss on its sale of securities of General Cable). The loss on the sale of Chiquita and gain on the sale of General Cable are included in "Other income."

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

                                                      Nine months ended     September 30,
                                                                   1995             1994
                 Revenues
                    Property and casualty insurance:
                     Underwriting                            $1,107,141       $1,013,591
                     Investment and other income                231,272          245,146
                                                              1,338,413        1,258,737
                    Annuities (*)                               308,818          283,244
                    Other                                        31,561           35,994
                                                              1,678,792        1,577,975
                    Equity in net earnings (losses)
                     of affiliates                               43,998           (8,844)
                                                             $1,722,790       $1,569,131

                 (*) Represents primarily investment income and realized gains.

                      AMERICAN FINANCIAL CORPORATION 10-Q

E.  Investment in Affiliates   Investment in affiliates represents AFC's
    ownership of securities of certain companies. All of the companies named in the following table are subject to the rules and regulations of the SEC. Market value of the investments was approximately $1.1 billion and $890 million at September 30, 1995 and December 31, 1994, respectively. AFC's investment (and common stock ownership percentage) in these affiliates was as follows (dollars in thousands):

                                          September 30, 1995       December 31, 1994
        American Financial Group              $548,169 (25%)          $   -
        American Premier                         -                     525,927 (42%)
        Chiquita                               210,764 (39%)           237,015 (46%)
        Citicasters                             72,828 (37%)            69,695 (37%)
                                              $831,761                $832,637

    In addition to owning the common stock of AFC, American Financial Group owns all of the common stock of American Premier, a specialty property and casualty insurance company. Chiquita is a leading international marketer, processor and producer of quality food products. Citicasters owns and operates radio and television stations in major markets throughout the country.

    As discussed in Note A, AFC received shares of American Financial Group in exchange for its American Premier stock on a one-for-one basis in April 1995. Summarized financial information for AFC's affiliates follows (in millions):

                                                Six months ended
        American Financial Group              September 30, 1995
        Revenues                                          $2,009
        Income before Extraordinary Item                      84
        Extraordinary Item                                     3
        Net Earnings                                          87

                                              Three months ended   Nine months ended
        American Premier                          March 31, 1995  September 30, 1994
        Revenues                                            $433              $1,304
        Income (Loss) from Continuing
          Operations                                          16                 (14)
        Discontinued Operations                               -                   (1)
        Net Earnings (Loss)                                   16                 (15)

    American Premier's results for the 1994 period included a $75.8 million loss on the sale of securities of General Cable.

                                                      Nine months ended September 30,
                                                            1995                1994
        Chiquita
        Net Sales                                         $3,065              $2,964
        Operating Income                                     176                 108
        Income (Loss) before Extraordinary Item               61                 (14)
        Extraordinary Item                                    (5)                (23)
        Net Income (Loss)                                     56                 (37)

    Chiquita's 1994 results included charges and losses aggregating
    $57 million recorded in the third quarter resulting from the shutdown of non-productive banana farms in Honduras and a scaling back of Japanese operations. Amounts for 1994 were reclassified by Chiquita to reflect the reconsolidation of its Meat Division.

                      AMERICAN FINANCIAL CORPORATION 10-Q

                                               Nine months ended September 30,
                                                         1995            1994
        Citicasters
        Net Revenues                                     $100            $160
        Operating Income                                   25              39
        Net Earnings                                       10              48

    In the third and fourth quarters of 1994, Citicasters sold four network-affiliated television stations for $355 million in cash and a warrant to purchase common stock of the purchaser. The proceeds were used to reduce debt and repurchase shares of common stock. Included in Citicasters' net earnings for the 1994 period is a net gain of $41.7 million from the sale of three of these stations.

F. Long-Term Debt Long-term debt of American Financial Corporation (Parent Company) consisted of the following (in thousands):

                                                 September 30,    December 31,
                                                         1995            1994
       9-3/4% Debentures due 2004                    $272,685        $203,759
       10% Debentures due 1999
           (including Series A)                        89,620          89,620
       12% Debentures due 1999
           (including Series A and B)                    -            120,463
       12-1/4% Debentures due 2003                       -             51,556
       Other                                           12,947          24,667
                                                     $375,252        $490,065

    In the second, third and fourth (through November 10) quarters of 1995, respectively, AFC issued $50 million, $20 million and $30 million principal amount of 9-3/4% debentures in private offerings.

    In September 1995, Great American Holding Corporation ("GAHC"), a wholly-owned subsidiary of AFC, retired all $50 million principal amount of its floating rate notes at par and in October 1995, redeemed all $150 million principal amount of its 11% notes at par. The funds for these repayments were derived from (i) borrowings under GAHC's bank credit line, (ii) AFC's issuance of 9-3/4% debentures, and (iii) borrowings under AFC's line of credit with American Premier.

    At September 30, 1995, sinking fund and other scheduled principal payments on debt for the balance of 1995 and the subsequent five years, adjusted to reflect the redemption of the GAHC 11% notes and borrowings under GAHC's bank lines, were as follows (in thousands):

                              Parent              Other
                             Company       Subsidiaries             Total
          1995               $  -               $   278          $    278
          1996                  -                 1,831             1,831
          1997                 5,900             43,779            49,679
          1998                  -                25,868            25,868
          1999                93,895             25,953           119,848
          2000                  -                55,074            55,074

                      AMERICAN FINANCIAL CORPORATION 10-Q

    Debentures purchased in excess of scheduled payments may be applied to satisfy any sinking fund requirement. The scheduled principal payments shown above assume that debentures purchased are applied to the earliest scheduled retirements.

G. Payable to American Premier Underwriters, Inc. In furtherance of the previously announced plan to use American Premier cash following the merger to retire debt, AFC (i) repaid $187 million of borrowings under its bank credit agreement in April 1995 and (ii) redeemed all of its outstanding 12% and 12-1/4% Debentures in May 1995, using funds borrowed under a new $675 million subordinated line of credit with American Premier. Borrowings under the credit line bear interest at 11-5/8% and convert to a four-year term loan in March 2005. At September 30, 1995, AFC had borrowed $559.6 million under the credit agreement. Accrued interest of $15.2 million at September 30, 1995, was paid in October 1995.

H.  Mandatory Redeemable Preferred Stock  At September 30, 1995 and
    December 31, 1994, there were 274,242 shares of $10.50 par value Series E Preferred Stock outstanding. These shares are nonvoting, cumulative and are required to be retired, at par, in December 1995.

I.  Other Preferred Stock  Under provisions of both the Nonvoting
    (21.1 million shares authorized, including the Mandatory Redeemable Preferred Stock) and Voting (17.0 million shares authorized, 14.1 million shares outstanding) Cumulative Preferred Stock, the Board of Directors may divide the authorized stock into series and set specific terms and conditions of each series. At September 30, 1995, the outstanding shares of other preferred stock consisted of the following:

                                                    September 30,    December 31,
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

J. Common Stock In connection with the April 1995 merger discussed in Note A, AFC issued 762,500 common shares upon exercise of stock options and increased the number of authorized common shares to 53.5 million. At September 30, 1995, American Financial Group owned all 53.0 million outstanding shares of AFC's Common Stock.

                      AMERICAN FINANCIAL CORPORATION 10-Q

K. Extraordinary Items Extraordinary items consisted of the following (in thousands):

                                                              1995       1994
       Loss on AFC's prepayment of debt                   ($1,713)    $   -
       Premium paid on AFC debentures retired in
         exchange offer                                       -        (6,454)
       Gain (loss) on subsidiary's prepayment of debt
         (net of minority interest of ($5) and $216)           30      (1,448)
       Share of loss on affiliate's prepayment of debt
         (net of minority interest of $24 and $139
         and income tax benefit of $65 and $374)           (1,365)     (9,036)
                                                          ($3,048)   ($16,938)

L. Cash Flows - Fixed Maturity Investments "Investing activities" related to fixed maturity investments in AFC's Statement of Cash Flows consisted of the following (in thousands):

                                         Held to     Available
       1995                             Maturity      For Sale          Total
       Purchases                        $424,915      $928,044     $1,352,959
       Maturities and redemptions        118,469        74,982        193,451
       Sales                               9,040       663,181        672,221

       1994
       Purchases                        $897,460      $398,778     $1,296,238
       Maturities and redemptions        142,561       167,911        310,472
       Sales                               7,781       536,158        543,939

    Securities classified as "held to maturity" having an amortized cost of $9.0 million and $8.5 million were sold in 1995 and 1994, respectively, due primarily to deterioration in the issuers' creditworthiness.

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

LIQUIDITY AND CAPITAL RESOURCES

Ratios The ratio of AFC's (parent only) long-term debt to equity (excluding Mandatory Redeemable Preferred Stock) was .66 at September 30, 1995, compared to 1.24 at December 31, 1994. AFC's ratio of earnings to fixed charges on a total enterprise basis was 1.90 for the first nine months of 1995 compared to
1.69 for the entire year of 1994; ratios of earnings to fixed charges and preferred dividends were 1.62 and 1.40 for the same periods.

Sources of Funds In April 1995, AFC entered into a subordinated credit agreement with American Premier under which it can borrow up to $675 million. The credit line bears interest at 11-5/8% and converts to a four-year term loan in March 2005 with scheduled principal payments to begin in April 2005. During April and May 1995, AFC borrowed $549 million under the agreement using the proceeds for debt retirements, capital contributions to subsidiaries and other corporate purposes. At September 30, 1995, AFC had borrowed
$559.6 million under the credit agreement.

GAHC has a revolving credit agreement with several banks under which it can borrow up to $300 million. The credit line converts to a four-year term loan in December 1996 with scheduled principal payments to begin in March 1997. Borrowings under the credit line are made by GAHC and are generally advanced to AFC. The line is guaranteed by AFC and secured by 50% of the stock of Great American Insurance Company ("GAI"). AFC had no outstanding borrowings under the agreement at September 30, 1995, and $160 million outstanding at December 31, 1994. During October 1995, GAHC borrowed $120 million under the line; it is anticipated that $75 million of the borrowing will be repaid in mid-November.

In September 1995, GAHC retired all $50 million principal amount of its floating rate notes at par and in October 1995, redeemed all $150 million principal amount of its 11% notes at par. The funds for these repayments were derived from (i) borrowings under GAHC's credit line in October 1995, (ii) AFC's issuance of 9-3/4% debentures in September and October 1995, and (iii) borrowings under AFC's line of credit with American Premier.

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

Approximately 95% of the bonds and redeemable preferred stocks held by AFC were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at September 30, 1995. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade.

RESULTS OF OPERATIONS

General Pretax earnings for the three months ended September 30, 1995 were $48 million, an increase of $32.6 million over the comparable 1994 period.
The increase is attributable to an $11 million increase in investment income, the absence of charges for AFC's share ($26 million) of certain nonrecurring losses recorded by an affiliate in 1994 and a 1994 charge of $26 million for Proposition 103, an insurance reform measure passed by California voters. Partially offsetting these items were a $9 million increase in interest on borrowed money, a $4 million increase in benefits to annuity policyholders and a $5 million credit in 1994 for AFC's Book Value Incentive Plan.

Pretax earnings were $114 million in the first nine months of 1995, an increase of 38% over the $82.5 million in the comparable 1994 period. The
$32 million increase is attributable to an increase of $38 million in investment income, the absence of charges for AFC's share ($54 million) of certain nonrecurring losses recorded by affiliates in 1994 and a 1994 charge of $26 million for Proposition 103. These items were partially offset by (i) an $8 million decrease in underwriting results of the property and casualty insurance segment, (ii) a $30 million decrease in realized gains from sales of securities, affiliates and other investments, (iii) an increase of $13 million in benefits to annuity policyholders, (iv) an increase of $16 million in interest on borrowed money and (v) a $9 million credit in 1994 for AFC's Book Value Incentive Plan.

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

The combined underwriting ratio (based on generally accepted accounting principles) of GAI and its property and casualty insurance subsidiaries was 98.8% and 102.4% for the third quarter and nine months of 1995; comparable ratios for the same periods of 1994 were 99.8% and 101.6%. The deterioration in the nine-month

                     AMERICAN FINANCIAL CORPORATION 10-Q

                     Management's Discussion and Analysis
         of Financial Condition and Results of Operations - Continued


underwriting results was due primarily to losses from hailstorms in Texas and Great American's participation in a voluntary pool. These losses were partially offset by favorable reserve development in Great American's niche products in the third quarter of 1995. Great American will significantly reduce its participation in voluntary pools beginning in December 1995.
The 1994 ratio does not reflect Great American's third quarter charge for Proposition 103.

Earned premiums increased $94 million (9%) and insurance expenses increased $102 million (10%) during the first nine months of 1995. The increase in premiums was due to an increase in sales of specialized niche products and workers' compensation insurance.

Investment Income Investment income increased $10.6 million (7%) in the third quarter and $38 million (9%) in the nine months of 1995 compared to 1994 due to an increase in the average amount of investments held.

Realized Gains Realized capital gains have been an important part of AFC's return on its investments in marketable securities. Individual securities are sold creating gains and losses from time to time as investment strategies change or as market opportunities appear to present optimal conditions.

Affiliate Corporations Equity in net earnings of affiliate corporations (companies in which AFC owns a significant portion of the voting stock) represents AFC's proportionate share of the affiliates' earnings and losses. AFC's equity in net earnings (losses) of affiliate corporations in the first nine months of 1994 includes its share ($28 million) of American Premier's loss on the sale of securities of General Cable and its share ($26 million) of charges and losses recorded by Chiquita pertaining to the shutdown of banana farms in Honduras and a scaling back of operations in Japan.

Benefits to Annuity Policyholders Benefits to annuity policyholders increased approximately 7% over the comparable three and nine month periods in 1994 due primarily to an increase in average annuity policyholder funds accumulated. The rate at which interest is credited on annuity policyholders' funds is subject to change based on management's judgment of market conditions.

Interest on Borrowed Money  Interest expense on borrowed money increased
$8.6 million (31%) and $16 million (18%) from the third quarter and first nine months of 1994, respectively, due primarily to an increase in average borrowings. In the second quarter of 1995, AFC borrowed $549 million under its new credit agreement with American Premier using the proceeds to retire $372 million of debt and for other corporate purposes.

Other Operating and General Expenses Included in other operating and general expenses in the first nine months of 1995 and 1994 are charges of $10.8 million and $5.9 million, respectively, for minority interest. Also included in other operating and general expenses are (i) a third quarter charge of $26 million in 1994 for Proposition 103 and (ii) a credit of $9.1 million in the first nine months of 1994 for an adjustment to the liability for units outstanding under AFC's Book Value Incentive Plan.

                      AMERICAN FINANCIAL CORPORATION 10-Q
                                    PART II
                               OTHER INFORMATION


                                    ITEM 6

                       Exhibits and Reports on Form 8-K


(a) Exhibit 27 - Financial Data Schedule - Included in Report filed electronically with the Securities and Exchange Commission.

(b) Report on Form 8-K:

            Date of Report       Item Reported
            August 29, 1995      Change in Parent's Independent Auditors






                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized.


                                    American Financial Corporation



November 13, 1995                   BY: FRED J. RUNK
                                        Fred J. Runk
                                        Vice President and Treasurer