Form 10-K405
period 1995-12-31
AMERICAN FINANCIAL CORP
filed 1996-03-29
CIK 5016

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-K

         Annual Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934


For the Fiscal Year Ended                         Commission File
December 31, 1995                                 No. 1-7361


                    AMERICAN FINANCIAL CORPORATION


Incorporated under                                IRS Employer I.D.
the Laws of Ohio                                  No. 31-0624874

            One East Fourth Street, Cincinnati, Ohio 45202
                            (513) 579-2121

Securities Registered Pursuant to Section 12(b) of the Act:
                                                   Name of Each Exchange
   Title of Each Class                             on which Registered
   Voting Cumulative Preferred Stock:
     Series F and G                                Pacific
   9-3/4% Debentures due April 20, 2004            Pacific


Securities Registered Pursuant to Section 12(g) of the Act:  None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.  Yes  X    No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and need not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 1, 1996, there were 53,000,000 shares of the Registrant's Common Stock outstanding, all of which were owned by American Financial Group, Inc. At that date there were
13,744,754 shares of Series F Voting Preferred Stock and 364,158 shares of Series G Voting Preferred Stock outstanding (all of which were owned by non-affiliates). All shares of Common and Preferred Stock are entitled to one vote per share and generally vote as a single class. The aggregate market value of Preferred Stock at that date was $275 million (based on a market price of $19.75 per share for Series F and $10.625 per share for Series G.)

                           ________________

                 Documents Incorporated by Reference:

   Proxy Statement for the 1996 Annual Meeting of Shareholders
(portions of which are incorporated by reference into Part III hereof).

                  AMERICAN FINANCIAL CORPORATION

                      INDEX TO ANNUAL REPORT

                           ON FORM 10-K



Part I                                                         Page
  Item  1 - Business:
            Introduction                                          1
            Great American Insurance Group                        3
            American Annuity Group and Great American
              Life Insurance Company                             14
            Equity Investments in Affiliates                     17
            Other Companies                                      22
            Investment Portfolio                                 23
            Regulation                                           25
  Item  2 - Properties                                           26
  Item  3 - Legal Proceedings                                    27
  Item  4 - Submission of Matters to a Vote of Security
            Holders                                              *


Part II
  Item  5 - Market for Registrant's Common Equity and Related
             Stockholder Matters                                 28
  Item  6 - Selected Financial Data                              28
  Item  7 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                29
  Item  8 - Financial Statements and Supplementary Data          38
  Item  9 - Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                 38

Part III
  Item 10 - Directors and Executive Officers of the Registrant   38
  Item 11 - Executive Compensation                               38
  Item 12 - Security Ownership of Certain Beneficial Owners
                                                 and Management  38
  Item 13 - Certain Relationships and Related Transactions       38


Part IV
  Item 14 - Exhibits, Financial Statement Schedules and
             Reports on Form 8-K                                S-1



* The response to this Item is "none".

                                PART I

                                ITEM 1

                               Business

Introduction

    American Financial Corporation ("AFC") was incorporated as an Ohio Corporation in 1955. Its address is One East Fourth Street, Cincinnati, Ohio, 45202; its phone number is (513) 579-2121. At December 31, 1995, American Financial Group, Inc. ("AFG") owned all of the outstanding Common Stock of AFC (See "Mergers" below).

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

Mergers

    On April 3, 1995, AFC merged with a newly formed subsidiary of American Premier Group, Inc., a new company formed to own 100% of the common stock of both AFC and American Premier Underwriters, Inc. ("American Premier"). Subsequently, American Premier Group changed its name to American Financial Group, Inc. to reflect its core property and casualty insurance and annuity businesses. In the transaction, Carl H. Lindner and members of his family, who owned 100% of the Common Stock of AFC, exchanged their AFC Common Stock for approximately 55% of AFG voting common stock. Former shareholders of American Premier, including AFC and its subsidiaries, received shares of AFG stock on a one-for-one basis. AFC receives dividends paid on AFG common stock; however, its shares generally will not be eligible to be voted as long as AFC is owned by AFG. No gain or loss was recorded on the exchange of shares.

    AFC continues to be a separate SEC reporting company with publicly traded debentures and preferred stock. Holders of AFC
Series F and G Preferred Stock were granted voting rights equal to approximately 21% of the total voting power of AFC shareholders immediately prior to the Mergers.

General

     Generally, companies have been included in AFC's consolidated financial statements when AFC's ownership of voting securities has exceeded 50%; for investments below that level but above 20%, AFC has accounted for the investments as investees. (See Note F to AFC's financial statements.) The following table shows AFC's percentage ownership of voting securities of its significant affiliates over the past several years:

                                        Ownership at December 31,
                                       1995  1994  1993   1992  1991
Great American Insurance Group         100%  100%  100%   100%  100%
American Annuity Group                  80%   80%   80%    82%   39%
Great American Life Insurance Company   (a)   (a)   (a)    (a)  100%
American Financial Enterprises          83%   83%   83%    83%   82%
American Financial Group                24%   n/a   n/a    n/a   n/a
American Premier Underwriters           (b)   42%   41%    51%   50%
Chiquita Brands International           38%   46%   46%    46%   48%
Citicasters                             38%   37%   20%    40%   40%
General Cable                            -    (c)   45%    45%    -

(a) Sold to American Annuity Group in December 1992.
(b) Exchanged for shares of American Financial Group in April
    1995.
(c) Sold in June 1994. 100%-owned by American Premier prior to spin-off in July 1992. Ownership percentage excludes shares held by American Premier for future distribution aggregating 12%.

    The following summarizes the more significant changes in ownership percentages shown in the above table.

    American Annuity Group  On December 31, 1992, American
Annuity purchased Great American Life Insurance Company ("GALIC") from Great American Insurance Company ("GAI"). In connection with the acquisition, GAI purchased 5.1 million shares of American Annuity's common stock pursuant to a cash tender offer and 17.1 million additional shares directly from American
Annuity.

    American Premier Underwriters In 1993, American Financial Enterprises, Inc. ("AFEI") sold 4.5 million shares of American Premier common stock in a secondary public offering. In April 1995, American Premier became a subsidiary of AFG as a result of the Mergers.

    Chiquita Brands International In 1995, AFC sold 3.2 million shares of Chiquita common stock to American Premier.

    Citicasters In December 1993, Great American Communications Company ("GACC") completed a prepackaged plan of reorganization. In the restructuring, AFC's previous holdings of GACC stock and debt were exchanged for 20% of the new common stock. GACC changed its name to Citicasters to reflect the nature of its business. In June 1994, AFEI purchased approximately 10% of Citicasters common stock. In the second half of 1994, Citicasters repurchased and retired approximately 21% of its common stock.

    In February 1996, Citicasters entered into a merger agreement with Jacor Communications, Inc. Under the agreement, each Citicasters shareholder, including AFC and its subsidiaries, will receive cash and warrants to purchase Jacor common stock.
Consummation of the transaction is subject to regulatory approvals, and certain adjustments to the price will be made if the transaction does not close by September 30, 1996.

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

Great American Insurance Group

    AFC's primary insurance business is multi-line property and casualty insurance, headed by GAI. Hereafter, GAI and its property and casualty insurance subsidiaries will be referred to collectively as "Great American". They employ approximately 3,900 persons.

    According to the most recent ranking published in "Best's Review", Great American was the 37th largest among all property and casualty insurance groups operating in the United States on the basis of total net premiums written in 1994. GAI is rated "A" (Excellent) by A.M. Best Company, Inc. This rating is given to companies that "have a strong ability to meet their obligations to policyholders over a long period of time".

    Great American manages and operates its property and casualty business in two major business segments: Specialty Lines and Commercial and Personal Lines. Each segment is comprised of multiple business units which operate autonomously but with strong central financial controls and full accountability. Decentralized control allows each unit the autonomy necessary to respond to local and specialty market conditions while capitalizing on the efficiencies of centralized investment, actuarial, financial and legal support functions.

    The primary objective of the property and casualty insurance operations is to achieve underwriting profitability. Underwriting profitability is measured by the combined ratio which is a sum of the ratios of underwriting expenses, losses and loss adjustment expenses to premiums. When the combined ratio is under 100%, underwriting results are generally considered profitable; when the ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio does not reflect investment income, other income or federal income taxes.

    Management's focus on underwriting performance has resulted in a statutory combined ratio averaging 102.9% for the period 1991 to 1995, as compared to 109.3% for the property and casualty industry over the same period (Source: "Best's Review - Property/Casualty" January 1996 Edition). Management's philosophy is to refrain from writing business that is not expected to produce an underwriting profit even if it is necessary to limit premium growth to do so.

    For 1995, net written premiums were $1.6 billion, compared to $1.5 billion in 1994. The increase in net written premiums was due to increases in specialty niche lines, workers' compensation and commercial umbrella insurance.

    The following table shows (in millions) the performance of Great American in various categories. While financial data is reported on a statutory basis for insurance regulatory purposes, it is reported in accordance with generally accepted accounting principles ("GAAP") for shareholder and other investment purposes. In general, statutory accounting results in lower capital surplus and net earnings than result from application of GAAP. Major differences include charging policy acquisition costs to expense as incurred rather than spreading the costs over the periods covered by the policies; netting of reinsurance recoverables and prepaid reinsurance premiums against the corresponding liability; requiring additional loss reserves; and charging to surplus certain assets, such as furniture and fixtures and agents' balances over 90 days old.

    Unless indicated otherwise, the financial information presented for Great American is presented on a GAAP basis.

                               1995     1994    1993     1992     1991
Statutory Basis
Premiums Earned              $1,533   $1,376  $1,243   $1,220   $1,214
Admitted Assets               4,441    4,139   3,884    3,760    3,893
Unearned Premiums               737      668     562      517      514
Loss and Loss Adjustment
  Expense ("LAE") Reserves    2,278    2,206   2,144    2,151    2,194
Capital and Surplus             966      943     887      851      840

GAAP Basis
Premiums Earned              $1,535   $1,379  $1,241   $1,220   $1,197
Total Assets(*)               6,150    5,819   5,385    5,299    4,518
Unearned Premiums(*)            921      825     675      595      506
Loss and LAE Reserves(*)      2,966    2,917   2,724    2,670    2,129
Shareholder's Equity          1,730    1,548   1,464    1,439    1,261

(*) Data for periods subsequent to 1991 has been grossed up for reinsurance recoverables in accordance with a change in accounting rules.

    The following table presents certain information with respect to Great American's property and casualty insurance operations (dollars in millions).


                                        1995      1994      1993

Net written premiums                  $1,600    $1,489    $1,288

Net earned premiums                   $1,535    $1,387    $1,243
Loss and LAE                           1,066       987       877
Underwriting expenses                    461       424       407
Policyholder dividends(a)                 13         8         2
Underwriting loss                    ($    5)  ($   32)  ($   43)

GAAP ratios:
  Loss and LAE ratio                    69.4%     71.2%     70.6%
  Underwriting expense ratio            30.0      30.6      32.8
  Policyholder dividend ratio             .8        .6        .1
  Combined ratio                       100.2%    102.4%    103.5%

Statutory ratios:
  Loss and LAE ratio                    69.7%     72.2%     70.8%
  Underwriting expense ratio            29.7      30.8      33.1
  Policyholder dividend ratio             .3        .6        -
  Combined ratio                        99.7%    103.6%    103.9%

Industry statutory combined ratio(b)   107.2%    108.5%    106.9%

(a) Policyholder dividends may be treated as a reduction of earned premiums elsewhere in this document.
(b) Ratios are derived from "Best's Review - Property/Casualty"
    (January 1996 Edition).

    As shown in the table above, Great American's underwriting results have been significantly better than the industry's. Great American's results reflect an emphasis on writing commercial lines coverages of specialized niche products where company personnel are experts in particular lines of business.

    Great American operates in a highly competitive industry that is affected by many factors which can cause significant fluctuations in their results of operations. The property and casualty insurance industry has historically been subject to pricing cycles characterized by periods of intense competition and lower premium rates (a "downcycle") followed by periods of reduced competition, reduced underwriting capacity due to lower policyholders' surplus and higher premium rates (an "upcycle"). The property and casualty insurance industry is currently in an extended downcycle, which has lasted approximately eight years. Great American's underwriting results have been adversely affected by this downcycle, particularly in unfavorable pricing in certain standard commercial lines of business.

    As with other property and casualty insurers, Great American's operating results can be adversely affected by unpredictable catastrophe losses. Certain natural disasters (hurricanes, torna does, floods, forest fires, etc.) and other incidents of major loss (explosions, civil disorder, fires, etc.) are classified as catastrophes by industry associations. Losses from these incidents are usually tracked separately from other business of insurers because of their sizable effects on overall operations. Great American generally seeks to reduce its exposure to such events through individual risk selection and the purchase of reinsurance. Major catastrophes in recent years included the Texas hailstorms in 1995; the Northridge, California earthquake and winter storms in 1994; flooding in the Midwest in 1993; Hurricanes Andrew and Iniki, Chicago flooding, and Los Angeles civil disorder in 1992 and Oakland fires in 1991. Total net losses to AFC's insurance operations from catastrophes were $48 million in 1995; $51 million in 1994;
$26 million in 1993; $42 million in 1992; and $22 million in 1991. These amounts are included in the tables herein.

Specialty Lines

     General. The Specialty Lines segment emphasizes the writing of specialized insurance coverage where Great American personnel are experts in particular lines of business or customer groups including workers' compensation, executive liability, ocean and inland marine, agricultural-related coverages (allied lines), non-profit liability, umbrella and excess and surplus lines. The Specialty Lines workers' compensation operations write coverage for statutorily prescribed benefits payable to employees who are injured on the job. The executive and professional liability divisions market liability coverage for lawyers and corporate directors and officers. Ocean and inland marine businesses provide such coverage as marine cargo, boat dealers, marina operators/dealers, excursion vessels, builder's risk, contractor's equipment, excess property and transportation cargo. The agricultural-related businesses provide multi-peril crop insurance covering all weather and disease perils as well as coverage for full-time operating farms/ranches and agribusiness operations on a nationwide basis through independent agents who specialize in the rural market. The non-profit liability business provides property, general/professional liability, automobile, trustee liability, umbrella and crime coverage for a wide range of non-profit organizations. These operations also provide excess and surplus commercial property and casualty insurance in a variety of industries.

   Specialization is the key element to the underwriting success of these business units. Each unit has independent management with significant operating autonomy to oversee the important operational functions of its business such as underwriting, pricing, marketing, policy processing and claims service. These specialty lines are opportunistic and their premium volume will vary based on current market conditions. Great American continually evaluates new specialty markets.

     The U.S. geographic distribution of the Specialty Lines statutory direct written premiums in 1995 compared to 1991, was as follows:

   State            1995    1991     State            1995    1991
   Texas(a)         19.7%    6.1%    Oklahoma          3.7%   11.7%
   California       13.8    19.6     New Jersey        2.9     3.4
   Pennsylvania      6.4     3.9     Ohio              2.3     3.3
   New York          5.8     7.6     Michigan          2.2     3.1
   Massachusetts     4.7     3.1     Kentucky           *      2.6
   Florida           4.2     3.3     Other            30.5    27.6
   Illinois          3.8     4.7                     100.0%  100.0%

   ______________
   * less than 2%

  (a) Approximately half of the Texas business in 1995 was ceded to the NSA Group in American Premier.

     The following table sets forth a distribution of statutory net written premiums for Great American's Specialty Lines by NAIC annual statement line for 1995 compared to 1991:

                                    1995      1991
   Other liability                  25.3%     27.2%
   Auto liability                   15.3      16.4
   Commercial multi-peril           10.6       5.4
   Allied lines                     10.5       7.6
   Inland marine                     9.9      10.4
   Ocean marine                      5.6       5.6
   Auto physical damage              5.2       5.1
   Workers' compensation             4.5       8.9
   Surety                            3.7       4.8
   Fire                              3.1       2.7
   Other                             6.3       5.9
                                   100.0%    100.0%

    The following table presents certain information with respect to Great American's Specialty Lines insurance operations (dollars in millions):

                                        1995      1994      1993

Net written premiums                    $882      $801      $616

Net earned premiums                     $836      $724      $574
Loss and LAE                             568       528       392
Underwriting expenses                    245       211       167
Policyholder dividends                     2        -         -
Underwriting profit (loss)              $ 21     ($ 15)     $ 15

GAAP ratios:
  Loss and LAE ratio                    67.9%     72.9%     68.2%
  Underwriting expense ratio            29.4      29.2      29.1
  Policyholder dividend ratio             .2        -        -
  Combined ratio                        97.5%    102.1%     97.3%

Statutory ratios:
  Loss and LAE ratio                    68.1%     73.5%     68.7%
  Underwriting expense ratio            29.4      29.5      29.8
  Policyholder dividend ratio             .1        .2       (.1)
  Combined ratio                        97.6%    103.2%     98.4%

Industry statutory combined ratio (a)  107.2%    108.5%    106.9%

(a)  Ratios are derived from "Best's Review - Property/Casualty"
     (January 1996 Edition).

     Marketing. The Specialty Lines operations direct their sales efforts primarily toward independent property and casualty insurance agents and brokers. These businesses write insurance through more than 7,500 agents and have more than 250,000 policies in force.

     Competition. Because of the specialty nature of these coverages, competition is based primarily on service to policyholders and agents, specific characteristics of products offered and reputation for claims handling. Price, commissions and profit sharing terms are also important factors. Competitors include individual insurers and insurance groups of varying sizes, some of which are mutual insurance companies possessing competitive advantages in that all their profits inure to their policyholders. Management believes that sophisticated data analysis for refinement of risk profiles, extensive specialized knowledge and loss prevention service have helped these businesses compete successfully.

Commercial and Personal Lines

     General. Major commercial lines of business are workers' compensation, commercial multi-peril, umbrella (including primary and excess layers) and general liability insurance. The workers' compensation business has experienced solid growth and profitability due to improved rate structures and favorable trends in medical care costs and the success of its Drug-Free Workplace program.

     Great American's Drug-Free Workplace program for workers' compensation customers assists insureds in setting up drug testing programs (as permitted by law), drug and alcohol education programs and work safety programs. At December 31, 1995, there were more than 650 insureds in 16 states with such programs producing approximately $55 million in annual net written premiums.

     Commercial business is written in 25 states where management believes adequate rates can be obtained and where assigned risk costs are not excessive. Great American's approach focuses on specific customer groups, such as fine restaurants, light manufacturers, high rise living units, hotels/motels and insureds with large umbrella coverages. The approach also emphasizes site visits at prospective customers to ensure underwriter familiarity with risk factors relating to each insured and to avoid those risks which have unacceptable frequency or severity exposures.

     Personal lines of business consist primarily of standard private passenger auto and homeowners' insurance and are written in 38 states. Great American's approach is to develop tailored rates for its personal automobile customers based on a wide variety of factors, including make and model of the insured automobile and the driving record of the insureds. The approach to homeowners business is to limit writings in locations with catastrophic exposures such as windstorms, earthquakes and hurricanes.

     The U.S. geographic distribution of the Commercial and Personal Lines statutory direct written premiums in 1995 compared to 1991, was as follows:

   State            1995   1991    State            1995     1991
   Connecticut      14.1%  12.0%   Florida           3.2%     2.8%
   New York         11.9    7.7    California        2.3      9.1
   North Carolina   10.6   11.7    Massachusetts     2.2      2.6
   New Jersey        9.7    7.6    Illinois          2.2      3.2
   Pennsylvania      6.5    2.5    Washington         *       2.7
   Texas             5.0     *     Oregon             *       2.5
   Michigan          4.0    3.5    Virginia           *       2.3
   Maryland          3.8    3.5    Minnesota          *       2.1
   Ohio              3.8    4.5    Other            20.7     19.7
                                                   100.0%   100.0%
   ______________
   * less than 2%

     The following table sets forth a distribution of statutory net written premiums for Great American's Commercial and Personal Lines by NAIC annual statement line for 1995 compared to 1991:

                                    1995      1991
   Auto liability                   28.8%     23.9%
   Workers' compensation            18.0      13.3
   Commercial multi-peril           17.2      24.7
   Auto physical damage             12.3      12.0
   Homeowners                       11.1      12.1
   Other liability                   7.3       9.1
   Inland marine                     1.7       1.8
   Other                             3.6       3.1
                                   100.0%    100.0%

     The following table presents certain information with respect to Great American's Commercial and Personal Lines insurance operations (dollars in millions):

                                         1995      1994      1993

Net written premiums                     $717      $683      $666

Net earned premiums                      $698      $656      $664
Loss and LAE                              468       430       430
Underwriting expenses                     214       211       238
Policyholder dividends                     11         8         2
Underwriting profit (loss)               $  5      $  7     ($  6)

GAAP ratios:
  Loss and LAE ratio                     66.9%     65.5%     64.8%
  Underwriting expense ratio             30.6      32.2      35.9
  Policyholder dividend ratio             1.6       1.2        .3
  Combined ratio                         99.1%     98.9%    101.0%

Statutory ratios:
  Loss and LAE ratio                     67.2%     67.0%     65.0%
  Underwriting expense ratio             29.9      32.4      36.0
  Policyholder dividend ratio              .6       1.0       -
  Combined ratio                         97.7%    100.4%    101.0%

Industry statutory combined ratio (a)   107.2%    108.5%    106.9%

(a)  Ratios are derived from "Best's Review - Property/Casualty"
     (January 1996 Edition).

     Marketing. The Commercial and Personal Lines business units direct their sales efforts primarily toward independent agents and brokers. These businesses write insurance through more than 4,000 agents and have more than 515,000 policies in force.

     Competition.   These businesses compete with other insurers,
primarily on the basis of price (including differentiation on policy limits, coverages offered and deductibles), agent commissions and profit sharing terms. Customer service, loss prevention and reputation for claims handling are also important factors. Competitors include individual insurers and insurance groups of varying sizes, some of which are mutual insurance companies possessing competitive advantages in that all their profits inure to their policyholders. Management believes that sophisticated data analysis for refinement of risk profiles, disciplined underwriting practices and aggressive loss prevention procedures have enabled these businesses to compete successfully on the basis of price without negatively affecting underwriting profitability.

Reinsurance

    Consistent with standard practice of most insurance companies, Great American reinsures a portion of its business with other reinsurance companies and assumes a relatively small amount of business from other insurers. Ceding reinsurance permits diversification of risks and limits the maximum loss arising from large or unusually hazardous risks or catastrophic events. AFC's insurance companies enter into separate reinsurance programs due to their differing exposures. The availability and cost of reinsurance are subject to prevailing market conditions which may affect the volume and profitability of business that is written. Although reinsurance does not legally discharge the original insurer from primary liability, risks that are reinsured are, in practice, treated as though they were transferred to the reinsurers.

     Reinsurance is provided on one of two bases: the facultative basis or the treaty basis. Facultative reinsurance is generally provided on a risk by risk basis. Individual risks are ceded and assumed based on an offer and acceptance of risk by each party to the transaction. Treaty reinsurance provides for risks to be automatically ceded and assumed according to contract provisions.

     GAI currently has treaty reinsurance programs which generally provide reinsurance coverage above specified retention maximums.
For workers' compensation policies, the retention maximum is $1 million per loss occurrence with reinsurance coverage for the next $49 million. For all other casualty policies, the retention maximum is $5 million per loss occurrence with reinsurance coverage for the next $15 million. For property coverages, a property per risk excess of loss treaty is maintained with a retention maximum of $5 million per risk and reinsurance coverage for the next
$25 million; for catastrophe coverage on property risks, the retention is $20 million with reinsurance covering 95% of the next $130 million in losses with an additional layer of reinsurance providing coverage for 76% of the next $50 million for the peril of wind only. Contracts relating to reinsurance are subject to periodic renegotiation.

    Included in the balance sheet caption "recoverables from reinsurers and prepaid reinsurance premiums" were $82 million on paid losses and LAE and $709 million on unpaid losses and LAE at December 31, 1995. The collectibility of a reinsurance balance is based upon the financial condition of a reinsurer as well as individual claim considerations. Market conditions over the past few years have forced many reinsurers into financial difficulties or liquidation proceedings. At December 31, 1995, Great American had an allowance of approximately $79 million for doubtful collection of reinsurance recoverables. Great American regularly monitors the financial strength of its reinsurers. This process periodically results in the transfer of risks to more financially secure reinsurers. Great American's major reinsurers include American Re-Insurance Company, Employers Reinsurance Corporation, NAC Reinsurance Corporation, Mitsui Marine and Fire Insurance Company, Ltd. and Taisho Marine & Fire Insurance Company. Management believes that this present group of reinsurers is financially sound.

    Premiums written for reinsurance ceded and assumed are presented in the following table (in millions):

                                        1995    1994   1993
Reinsurance ceded to:
  Non-affiliates                        $466    $402   $333
  Affiliates                             144     161     89
Reinsurance assumed - including
  involuntary pools and associations      75      83     61

Loss and Loss Adjustment Expense Reserves

   The consolidated financial statements include the estimated liability for unpaid losses and LAE of Great American. This liability represents estimates of the ultimate net cost of all unpaid losses and LAE and is determined by using case-basis evaluations and actuarial projections. These estimates are subject to the effects of changes in claim amounts and frequency and are periodically reviewed and adjusted as additional information becomes known. In accordance with industry practices, such adjustments are reflected in current year operations.

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

   See Note S to the Financial Statements for an analysis of changes in Great American's estimated liability for losses and LAE, net of reinsurance (and grossed up), over the past three years on a GAAP basis.

   The following table presents the development of Great American's liability for losses and LAE, net of reinsurance, on a GAAP basis for the last ten years. The top line of the table shows the estimated liability (in millions) for unpaid losses and LAE recorded at the balance sheet date for the indicated years. The second line shows the re-estimated liability as of December 31, 1995. The remainder of the table presents development as percentages of the estimated liability. The development results from additional information and experience in subsequent years. The middle line shows a cumulative deficiency (redundancy) which represents the aggregate percentage increase (decrease) in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods as a percentage of the original loss reserve liability.

                                    1985     1986     1987     1988     1989
LIABILITY FOR UNPAID LOSSES
AND LOSS ADJUSTMENT EXPENSES:
  AS ORIGINALLY ESTIMATED         $1,605   $1,843   $2,024   $2,209   $2,246
  AS RE-ESTIMATED AT
    DECEMBER 31, 1995              2,385    2,258    2,222    2,275    2,271

LIABILITY RE-ESTIMATED AS OF:
  ONE YEAR LATER .............     109.2%   102.7%   102.5%    99.8%   100.4%
  TWO YEARS LATER ............     116.7%   107.3%   103.6%   100.0%    99.3%
  THREE YEARS LATER ..........     123.4%   109.7%   103.1%    99.7%    98.4%
  FOUR YEARS LATER ...........     129.9%   110.8%   102.5%    98.7%    98.2%
  FIVE YEARS LATER ...........     132.3%   111.8%   102.6%    99.1%   101.1%
  SIX YEARS LATER ............     134.8%   112.7%   103.5%   103.0%   101.1%
  SEVEN YEARS LATER ..........     136.6%   115.3%   109.4%   103.0%
  EIGHT YEARS LATER ..........     140.7%   122.1%   109.8%
  NINE YEARS LATER ...........     148.2%   122.5%
  TEN YEARS LATER ............     148.6%

CUMULATIVE DEFICIENCY
  (REDUNDANCY)                      48.6%    22.5%     9.8%     3.0%     1.1%
                                    1990     1991     1992     1993     1994     1995
LIABILITY FOR UNPAID LOSSES
AND LOSS ADJUSTMENT EXPENSES:
  AS ORIGINALLY ESTIMATED         $2,137   $2,129   $2,123   $2,113   $2,187   $2,257
  AS RE-ESTIMATED AT
    DECEMBER 31, 1995              2,103    2,040    1,985    1,959    2,080     n/a

LIABILITY RE-ESTIMATED AS OF:
  ONE YEAR LATER .............      98.6%    99.3%    99.9%    98.1%    95.1%
  TWO YEARS LATER ............      97.7%    98.7%    98.2%    92.7%
  THREE YEARS LATER ..........      97.4%    98.0%    93.5%
  FOUR YEARS LATER ...........      99.2%    95.8%
  FIVE YEARS LATER ...........      98.4%
  SIX YEARS LATER ............
  SEVEN YEARS LATER ..........
  EIGHT YEARS LATER ..........
  NINE YEARS LATER ...........
  TEN YEARS LATER ............

CUMULATIVE DEFICIENCY
  (REDUNDANCY)                      (1.6%)   (4.2%)   (6.5%)   (7.3%)   (4.9%)   n/a

                                    1985     1986     1987     1988     1989
CUMULATIVE PAID AS OF:
  ONE YEAR LATER .............      45.5%    33.0%    29.2%    29.4%    32.3%
  TWO YEARS LATER ............      69.0%    52.5%    49.0%    48.6%    48.2%
  THREE YEARS LATER ..........      84.6%    67.7%    63.5%    59.8%    59.2%
  FOUR YEARS LATER ...........      96.6%    79.3%    72.2%    67.9%    67.6%
  FIVE YEARS LATER ...........     106.4%    86.4%    78.5%    74.0%    74.3%
  SIX YEARS LATER ............     112.4%    91.9%    83.6%    79.5%    78.1%
  SEVEN YEARS LATER ..........     117.3%    96.1%    87.7%    82.4%
  EIGHT YEARS LATER ..........     121.3%   100.0%    90.3%
  NINE YEARS LATER ...........     125.2%   102.7%
  TEN YEARS LATER ............     128.0%
                                    1990     1991     1992     1993     1994       1995
CUMULATIVE PAID AS OF:
  ONE YEAR LATER .............      26.1%    26.4%    26.7%    25.2%    26.5%
  TWO YEARS LATER ............      43.2%    43.0%    43.7%    40.1%
  THREE YEARS LATER ..........      55.3%    55.4%    53.6%
  FOUR YEARS LATER ...........      64.8%    62.6%
  FIVE YEARS LATER ...........      70.4%
  SIX YEARS LATER ............
  SEVEN YEARS LATER ..........
  EIGHT YEARS LATER ..........
  NINE YEARS LATER ...........
  TEN YEARS LATER ............

  This table does not present accident or policy year development data. Furthermore, in evaluating the re-estimated liability and cumulative deficiency (redundancy), it should be noted that each percentage includes the effects of changes in amounts for prior periods. For example, a deficiency (redundancy) related to losses settled in 1995, but incurred in 1985, would be included in the re-estimated liability and cumulative deficiency (redundancy) percentage for each of the years 1985 through 1994. Conditions and trends that have affected development of the liability in the past may not necessarily exist in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

  The adverse development in earlier years in the table above was caused partially by the effect of higher than projected inflation on medical, hospitalization, material, repair and replacement costs. Additionally, changes in the legal environment have influenced the development patterns over the past ten years. Two significant changes in the early to mid-1980s were the trend towards an adverse litigious climate and the change from contributory to comparative negligence.

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

    The change in rules of negligence governing tort claims has also influenced the loss development trend. During the early to mid-1980s, most states changed from contributory to comparative negligence rules. Under contributory negligence rules, a plaintiff seeking damages is barred from recovering damages for a loss if it can be demonstrated that the plaintiff's own negligence contributed in any way to the cause of the injury. Under comparative negligence rules, a plaintiff's negligence is no longer a bar to recovery. Instead, the degree of plaintiff's negligence is compared to the negligence of any other party. Generally, if the plaintiff's negligence is 50% or less of the cause of the injury, the plaintiff can recover damages, but in an amount reduced by the portion of damage attributable to the plaintiff's own negligence. Many claims which would have been successfully defended under contributory negligence rules now result in an award of damages or a settlement during suit under the comparative negligence rules.

    The differences between the liability for losses and LAE reported in the annual statements filed with the state insurance departments in accordance with statutory accounting principles ("SAP") and that reported in the accompanying consolidated financial statements in accordance with GAAP at December 31, 1995, are as follows (in millions):

    Liability reported on a SAP basis                    $2,278

      Additional discounting of GAAP reserves in excess
        of the statutory limitation for SAP reserves        (21)
      Reinsurance recoverables                              709

    Liability reported on a GAAP basis                   $2,966

    Asbestos and Environmental Reserves The insurance industry typically includes only claims relating to polluted waste sites and asbestos in defining environmental exposures. Great American extends this definition to include claims relating to breast implants, repetitive stress on keyboards, DES (a drug used in pregnancies years ago alleged to cause cancer and birth defects) and other latent injuries ("A&E").

    Establishing reserves for A&E claims is subject to uncertainties that are greater than those presented by other types of claims. Factors contributing to those uncertainties include a lack of sufficiently detailed historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure, unresolved legal issues regarding policy coverage, and the extent and timing of any such contractual liability. Courts have reached different and sometimes inconsistent conclusions as to when a loss is deemed to have occurred, what policies provide coverage, what claims are covered, whether there is an insured obligation to defend, how policy limits are determined and other policy provisions. Management believes these issues are not likely to be resolved in the near future.

    Prior to the fourth quarter of 1994, Great American maintained reserves only on its reported A&E claims; reserves for claims incurred but not reported ("IBNR") were not allocated to A&E claims. Following completion of a detailed analysis in the fourth quarter, Great American allocated a specific portion of its IBNR reserves to A&E claims. Based on known facts, current law, and current industry practices, management believes that its reserves for such claims are appropriate.

    The following table (in millions) is a progression of reserves for A&E exposures for which Great American has been held liable under general liability policies written years ago where environmental coverage was not intended and, in many cases, was specifically excluded.

                                          1995     1994     1993
Reserves at beginning of year            $226.8  $141.5   $142.6
Incurred losses and LAE (a)                25.6   118.3     36.4
Paid losses and LAE                       (32.1)  (33.0)   (37.5)
Reserves at end of year, net of
  reinsurance recoverable                 220.3   226.8    141.5
Reinsurance recoverable                   163.5   155.0    106.9
Gross reserves at end of year            $383.8  $381.8   $248.4

(a) Amounts in 1994 reflect an allocation of a specific portion of IBNR reserves to A&E claims as described above.

    Since the mid-1980's, Great American has also written certain environmental coverages (asbestos abatement and underground storage tank liability) in which the premium charged is intended to provide coverage for the specific environmental exposures inherent in these policies. The business has been profitable since its inception. To date, approximately $174 million of premiums has been written and reserves for unpaid losses and LAE aggregated $48 million at December 31, 1995 (not included in the above table).

Investment Results

    The following table, prepared on a GAAP basis, shows the performance of Great American's investment portfolio, excluding equity investments in affiliates (dollars in millions):

                                        1995    1994    1993    1992    1991
Average Cash and Investments at Cost  $2,892  $2,614  $2,475  $2,326  $2,220
Investment Income                        222     205     202     203     186
Net Realized Gains                        39      45      43      58       3
Percentage Earned:
  Excluding Net Realized Gains           7.7%    7.8%    8.2%    8.7%    8.4%
  Including Net Realized Gains           9.1%    9.6%    9.9%   11.2%    8.5%
Increase (Decrease) in Unrealized
  Gains on Marketable Securities
  (Net of Realized Gains and Losses)    $114   ($105)    $84     $61   ($110)

___________________________________

American Annuity Group and Great American Life Insurance Company

    Data in this section relating to the period following the sale of GALIC to American Annuity generally has been derived from American Annuity's 1995 Form 10-K.

General

    American Annuity Group ("AAG") is a holding company whose primary asset is the capital stock of GALIC which it acquired from GAI on December 31, 1992. GALIC sells annuities primarily to employees of qualified not-for-profit organizations. GALIC is currently rated "A" (Excellent) by A.M. Best. AAG and its subsidiaries employ approximately 850 persons.

    The following table (in millions) presents information concerning GALIC.

                                          1995     1994    1993
Statutory Accounting Principles Basis
Total Assets                            $5,414   $5,057  $4,758
Insurance Reserves:
  Annuities                             $4,974   $4,655  $4,299
  Life                                      22       21      22
  Accident and Health                      -          1       1
                                        $4,996   $4,677  $4,322

  Capital and Surplus                   $  273   $  256  $  251
  Asset Valuation Reserve (a)               90       80      70
  Interest Maintenance Reserve (a)          32       28      36

Annuity Receipts:
  Flexible Premium:
    First Year                          $   42   $   39  $   47
    Renewal                                196      208     223
                                           238      247     270
  Single Premium                           219      196     130
      Total Annuity Receipts            $  457   $  443  $  400


Generally Accepted Accounting Principles Basis
Total Assets                            $5,631   $5,044  $4,883
Annuity Benefits Accumulated             4,917    4,596   4,257
Stockholder's Equity                       645      449     520

(a)  Allocation of surplus.

Annuity Products

    Annuities are long-term retirement savings plans that benefit from interest accruing on a tax-deferred basis. Employees of qualified not-for-profit organizations are eligible to save for retirement through contributions made on a before tax basis. Contributions are made at the discretion of the participants through payroll deductions or through tax-free "rollovers" of funds. Federal income taxes are not payable on contributions or earnings until amounts are withdrawn.

    GALIC's principal products are "FPDAs" and "SPDAs". FPDAs are characterized by premium payments that are flexible in amount and timing as determined by the policyholder. SPDAs are issued in exchange for a one-time lump-sum premium payment.
Over the last five years, approximately three-fourths of GALIC's SPDA receipts have resulted from rollovers of tax-deferred funds previously maintained by policyholders with other insurers.

    All annuity products issued by GALIC itself have been fixed rate annuities. With a fixed rate annuity, an interest crediting rate is initially set by the issuer, and thereafter changed from time to time by the issuer based on market conditions, subject to any guaranteed interest crediting rates in the policy. At December 31, 1995, approximately 95% of GALIC's annuity policyholder benefit reserves consisted of fixed rate annuities which offered a minimum interest rate guarantee of 4%. The balance of the liabilities had a minimum guaranteed rate of 3%. In determining the frequency and extent of changes in the crediting rate, GALIC takes into account the profitability of its annuity business and the relative competitive position of its products.

    A GALIC subsidiary began marketing variable annuities in the fourth quarter of 1995. With a variable annuity, the earnings credited to the policy varies based on the investment results of the underlying investment options chosen by the policyholder. Policyholders may also choose to direct all or a portion of their premiums to various fixed rate options. For these annuity products, all premiums directed to the variable options are placed in funds managed by third party investment advisers.

    GALIC seeks to maintain a desired spread between the yield on its investment portfolio and the rate it credits to its policies. GALIC accomplishes this by (i) offering crediting rates which it has the option to change, (ii) designing annuity products that encourage persistency and (iii) maintaining an appropriate matching of assets and liabilities. GALIC imposes certain surrender charges and front-end fees during the first five to ten years of a policy to discourage customers from surrendering or withdrawing funds in those early years. Partly due to these features, annuity surrender payments have averaged approximately 8% of related statutory reserves over the past five years. At December 31, 1995, GALIC had over 250,000 annuity policies in force, nearly all of which were individual contracts.

Marketing

    GALIC markets its tax-deferred annuities principally to employees of educational institutions in the kindergarten through high school segment. GALIC's management believes that this market segment is attractive because of its size and growth potential, and the persistency rate it has demonstrated. In 1995, written premiums from this market segment represented approximately three-fourths of GALIC's total tax-qualified premiums.

    GALIC distributes its annuity products through over 80 managing general agents ("MGAs") who, in turn, direct approximately 1,000 actively producing independent agents.
GALIC has developed its business on the basis of its relationships with MGAs and independent agents primarily through a consistent marketing approach and responsive service.

    GALIC is licensed to sell its products in all states (except
New York) and in the District of Columbia. The following table reflects the geographical distribution of GALIC's annuity premiums in 1995 compared to 1991:

   State            1995    1991    State           1995     1991
   California       19.4%   20.1%   New Jersey       4.1%     6.3%
   Florida           7.8     9.8    Minnesota        3.8       *
   Massachusetts     6.5     9.1    Connecticut      3.4      6.2
   Ohio              6.4     5.1    Illinois         2.9      3.3
   Michigan          6.2     9.4    Iowa             2.1       *
   Washington        5.4      *     Rhode Island      *       2.8
   North Carolina    4.8     2.9    Other           22.6     20.0
   Texas             4.6     5.0                   100.0%   100.0%
   ______________
   * less than 2%

    Sales of annuities are affected by many factors, including:
(i) competitive rates and products; (ii) the general level of interest rates; (iii) the favorable tax treatment of annuities;
(iv) commissions paid to agents; (v) services offered; (vi) ratings from independent insurance rating agencies; (vii) alternative investment products and (viii) general economic conditions.

Acquisition of Laurentian

    In November 1995, AAG completed the acquisition of Laurentian Capital Corporation, a life insurance holding company, for $151 million. Laurentian's principal insurance subsidiaries are Loyal American Life Insurance Company and Prairie States Life Insurance Company.

    Loyal offers a variety of life and supplemental health insurance products through payroll deduction plans and credit unions. Loyal's products are marketed with the endorsement or consent of the employer or the credit union management. In 1995 and 1994, Loyal collected $41 million and $43 million, respectively, in life, accident and health premiums. At December 31, 1995, Loyal had total statutory assets of approximately $252 million, reserves for future policy benefits of approximately $201 million, and capital and surplus of approximately $35 million.

    Prairie offers a variety of life insurance and annuity products to finance pre-arranged funerals. Prairie markets its products with the sponsorship of state associations of funeral directors as well as individual funeral directors. At year-end 1995, Prairie had relationships with more than 2,000 funeral homes nationwide. In 1995 and 1994, Prairie collected $80 million and $53 million, respectively, in life and annuity premiums. At December 31, 1995, Prairie had total statutory assets of approximately $359 million, reserves for future policy benefits of approximately $320 million and capital and surplus of approximately $24 million. In March 1996, AAG changed Prairie's name to American Memorial Life Insurance Company.

Competition

    AAG's insurance companies operate in highly competitive markets. They compete with other insurers and financial institutions based on many factors, including (i) ratings, (ii) financial strength, (iii) reputation, (iv) service to policyholders, (v) product design (including interest rates credited), (vi) commissions and (vii) service to agents. Since policies are marketed and distributed primarily through independent agents, the insurance companies must also compete for agents. Management believes that consistently targeting the same market and emphasizing service to agents and policyholders provides a competitive advantage.

    More than 100 insurance companies offer tax-deferred annuities. No single insurer dominates the marketplace. Competitors include (i) individual insurers and insurance groups, (ii) mutual funds and (iii) other financial institutions of varying sizes. Some of these are mutual insurance companies possessing competitive advantages in that all of their profits inure to their policyholders, and many of which possess financial resources substantially in excess of those available to AAG's insurance companies. In a broader sense, AAG's insurance companies compete for retirement savings with a variety of financial institutions offering a full range of financial services. Financial institutions have demonstrated a growing interest in marketing investment and savings products other than traditional deposit accounts. In addition, recent judicial and regulatory decisions have expanded powers of financial institutions in this regard. It is too early to predict what impact, if any, these developments will have on AAG's insurance companies.

Investment Results

    AAG's annuity products are structured to generate a stable flow of investable funds. AAG earns a spread by investing these funds at an investment earnings rate in excess of the crediting rate payable to its policyholders.

    Investments comprise approximately 90% of AAG's assets and are the principal source of its income. The following table shows the performance of AAG's investment portfolio, excluding equity investments in affiliates (dollars in millions):

                                         1995    1994    1993    1992   1991
Average Cash and Investments at Cost   $5,220  $4,750  $4,455  $4,078  $3,828
Gross Investment Income                   411     377     358     334     340
Realized Gains                             16     -        35      27       4
Percentage Earned:
  Excluding Realized Gains                7.9%    7.9%    8.0%    8.2%    8.9%
  Including Realized Gains                8.2%    7.9%    8.8%    8.9%    9.0%


Equity Investments in Affiliates

American Premier

    Data in this section generally has been derived from American Premier's 1995 Form 10-K.

    American Premier's principal operations are conducted by a group of insurance subsidiaries which write nonstandard automobile insurance and workers' compensation coverage.
American Premier employs approximately 3,700 persons.

Insurance

    American Premier purchased Great American's nonstandard automobile insurance companies on December 31, 1990, and Leader National Insurance Company in May 1993. These companies
(collectively the "NSA Group") write auto insurance coverage for physical damage and personal liability for
(i) individuals perceived to be higher than normal risks due to factors such as age, prior driving record, occupation or type of vehicle driven, or (ii) those who have been cancelled or rejected by another insurance company. Premium rates for nonstandard risks are generally higher than for standard risks.

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

    In November 1995, A.M. Best downgraded its rating of Republic and two of the NSA Group companies from "A+" (Superior) to "A" (Excellent) and affirmed its ratings for the remaining NSA Group companies (substantially all "A"). In announcing these ratings adjustments, A.M. Best expressed its opinion that each of these ratings reflects primarily the "significant financial leverage" of AFG. At the time of the Mergers, AFG's debt to total capital ratio was nearly 60%; at December 31, 1995, the ratio had improved to approximately 30%.

    Unless otherwise indicated, data in this section is presented on a GAAP basis.

    The profitability of a property and casualty insurance company depends on both the underwriting of insurance and investment of assets. When the combined ratio is under 100%, underwriting results are generally considered profitable. The statutory ratios for the major classes of business written by American Premier's Insurance Group are as follows.

                                        1995     1994    1993
    Nonstandard Automobile
      Loss and LAE ratio                83.7%     76.0%    72.5%
      Underwriting expense ratio        21.4%     23.7%    24.4%
      Combined ratio                   105.1%     99.7%    96.9%

      Industry combined ratio(a)(b)    102.3%    101.3%   101.7%

    Workers' Compensation
      Loss and LAE ratio                66.8%     57.2%    59.0%
      Underwriting expense ratio        23.1%     18.3%    15.4%
      Policyholder dividend ratio       14.8%     20.4%    13.7%
      Combined ratio                   104.7%     95.9%    88.1%

      Industry combined ratio(a)       103.0%    101.4%   109.1%

   (a) Source:  "Best's Review - Property/Casualty" (January 1996 Edition).
   (b) The comparison shown is to the private passenger automobile insurance industry. Although American Premier believes that there is no reliable regularly published combined ratio data for the nonstandard automobile industry, it believes such a ratio would be lower than the private passenger automobile industry average shown above.

    Management believes that the NSA Group's underwriting success as compared to the automobile insurance industry as a whole has been due, in part, to the refinement of various risk profiles, thereby dividing the consumer market into more defined segments which can be underwritten or priced properly. The NSA Group also generally writes policies of short duration, which allow more frequent evaluations of individual risks, providing management greater flexibility in the ongoing assessment of the business. In addition, cost control measures have been implemented in the underwriting and claims handling areas.

    Republic's workers' compensation insurance operations are highly regulated by California state authorities. In 1993, California enacted significant changes in the workers' compensation insurance system (the "Reform Legislation"). The Reform Legislation has had a significant effect on competition within the California workers' compensation market. Prior to the repeal of the minimum rate law, competition was based primarily on an insurer's reputation for paying dividends to policyholders as a refund of premiums paid when experience with such policyholders was more favorable than certain specified levels. Management believes that Republic's record and reputation for paying relatively high policyholder dividends had enhanced its competitive position. With the Reform Legislation, the premium rate levels offered by an insurer, rather than its reputation for paying policyholder dividends, has become the most important factor affecting competition. As a result, Republic has modified its rate levels to reflect a change in its mix of business toward non-participating policies which are not subject to payment of policyholder dividends.

    The NSA Group writes business in 41 states and holds licenses to write policies in 48 states and the District of Columbia. The U.S. geographical distribution of statutory written premiums in 1995 compared to 1991, is presented below. All business written in Texas and included in the table below was assumed from a subsidiary of GAI. In addition, the NSA Group writes approximately $50 million (4%) of its net premiums annually in the United Kingdom.

                                      1995     1991
       Nonstandard Automobile(*)
         Texas                        11.6%      - %
         Florida                      11.0     21.5
         Georgia                       9.9     20.5
         California                    8.1       -
         Connecticut                   5.4      5.6
         Arizona                       4.4      2.7
         Tennessee                     4.1      5.6
         Pennsylvania                  3.8       -
         Oklahoma                      3.8      1.7
         Indiana                       3.6      4.2
         Mississippi                   3.4      4.3
         Alabama                       3.1      4.0
         Other                        27.8     29.9
                                     100.0%   100.0%

       Workers' Compensation
         California                   96.4%   100.0%
         Arizona                       3.6       -
                                     100.0%   100.0%

    The NSA Group attributes its premium growth in recent years primarily to entry into additional states, increased market penetration in its existing states, overall growth in the nonstandard market, premium rate increases and its purchase of Leader National. The nonstandard market has experienced growth in recent years as standard insurers have become more restrictive in the types of risks they will write.

Loss and Loss Adjustment Expense Reserves

    The following table presents the development of American
Premier's liability for losses and LAE (in millions), net of reinsurance, on a GAAP basis since 1989 (the year American Premier acquired its first insurance subsidiary).

                                               1989    1990   1991   1992  1993   1994   1995
      Liability for Unpaid Losses
      and Loss Adjustment Expenses:
        As originally estimated                $369    $602   $664   $764   $916  $1,080  $1,136

        As re-estimated at December 31, 1995   $308    $539   $607   $669   $832  $1,030    n/a

      Liability Re-estimated as of:
        One year later                         97.0%   96.5%  97.0%  92.4%  91.4%   95.4%
        Two years later                        89.7%   93.0%  93.4%  87.9%  90.8%
        Three years later                      85.7%   91.0%  90.4%  87.6%
        Four years later                       85.5%   89.6%  91.4%
        Five years later                       84.7%   89.6%
        Six years later                        83.5%

      Cumulative Redundancy                    16.5%   10.4%   8.6%  12.4%   9.2%    4.6%   n/a

      Cumulative Paid as of:
        One year later                         19.5%   43.0%  44.1%  40.6%  40.9%   44.5%
        Two years later                        49.1%   64.4%  64.5%  59.3%  61.3%
        Three years later                      64.6%   75.2%  74.2%  72.0%
        Four years later                       71.4%   79.8%  80.7%
        Five years later                       75.1%   82.3%
        Six years later                        76.0%


Other

    In 1994, American Premier sold its investment in General Cable common stock and notes for $177 million. During 1995, American Premier completed the divestiture of its last industrial subsidiary for approximately $13 million. In March 1996, American Premier sold its interest in an independent pipeline common carrier of refined petroleum products for approximately $63 million.

Chiquita Brands International

     Chiquita is a leading international marketer, producer and distributor of bananas and other quality fresh and processed food products. In addition to bananas, these products include tropical fruit and other fresh produce; fruit and vegetable juices and beverages; processed fruits and vegetables; salads; and edible oil-based consumer products. Sales of bananas accounted for approximately 60% of Chiquita's net sales in each of the last three years. In 1995, Chiquita sold approximately one-half of its total banana volumes in Europe and over 40% of its banana volumes in North America. Chiquita has generally been able to obtain a premium price for its bananas due to its reputation for quality and its innovative marketing techniques.

    Banana marketing is highly competitive. Selling prices which importers receive for bananas depend on the available supplies of bananas and other fresh fruit in each market and on the relative quality and wholesaler and retailer acceptance of bananas offered by competing importers. Excess supplies may result in increased price competition. Although production of bananas tends to be relatively stable throughout the year, competition comes not only from bananas sold by others, but also from other fresh fruit which may be seasonal in nature. The resulting seasonal variations in demand cause banana pricing to be seasonal. As a result, quarterly results of Chiquita, and therefore AFG's equity in Chiquita's earnings, are subject to significant seasonal variations with stronger quarterly results occurring in the first six months of the calendar year.

     A significant portion of Chiquita's operations are conducted in foreign countries, and are subject to risks that are inherent in operating in such foreign countries, including government regulation, fluctuations in exchange rates, currency restrictions and other restraints, risks of expropriation and burdensome taxes.

     In 1993, the European Union ("EU") implemented a new quota restricting the volume of Latin American bananas imported into the EU, which had the effect of decreasing Chiquita's volume and market share in Europe. The quota grants preferred status to producers and importers within the EU and its former colonies, while imposing quotas and tariffs on bananas imported from other sources, including Latin America, which is Chiquita's primary source of fruit. In March 1994, four of the countries which had previously filed actions against the EU banana policy (Costa Rica, Colombia, Nicaragua and Venezuela) reached a settlement with the EU by signing a "Framework Agreement." The Framework Agreement authorizes the imposition of additional restrictive and discriminatory quotas and export licenses on U.S. banana marketing firms, while leaving EU firms exempt.
Costa Rica and Colombia implemented this agreement in 1995, significantly increasing Chiquita's cost to export bananas from these sources.

     In September 1995, based on a finding by the Office of the U.S. Trade Representative ("USTR") that the EU regime unfairly discriminates against U.S. banana marketing firms, the United
States, joined by Guatemala, Honduras and Mexico (and, in February
1996, by Ecuador), commenced an international trade challenge against the EU regime using the procedures of the World Trade Organization. In January 1996, the USTR announced that it had found the Framework Agreement export policies of Costa Rica and Columbia to be unfair and further announced that it was not imposing sanctions at that time, pending further consultations with those countries to eliminate harm to U.S. commerce. There can be no assurance as to the outcome of these proceedings or their impact, if any, on the EU quota regime or the Framework Agreement.

Citicasters

    Citicasters owns and operates two network-affiliated television stations, 14 FM radio stations and five AM radio stations. Substantially all of Citicasters' broadcast revenues come from the sale of advertising time to local and national advertisers. Local advertisements are sold by each stations' sales personnel and national spots are sold by independent national sales representatives.

    Citicasters' AM radio stations offer their listeners a wide range of programs including news, music, discussion, commentary and sports. Citicasters' FM radio stations offer programming more focused on music. Citicasters' television stations receive a significant portion of their programming from their respective networks; the networks sell commercial advertising time within such programming. The competitive position of the stations is directly affected by viewer acceptance of network programs. Citicasters currently has one CBS affiliated television station and one ABC affiliated station. The ABC affiliate is scheduled to switch its affiliation to CBS in June 1996. The non-network programs broadcast by the stations are either produced by the stations or acquired from other sources. Locally originated programs include a wide range of show types such as news, entertainment, sports, public affairs and religious programs.

    In February 1996, AFG announced that it had entered into an agreement to sell its common stock investment in Citicasters to
Jacor Communications, Inc. for $220 million in cash plus
warrants to purchase Jacor common stock.
______________________________________

Other Companies

    AFEI is a holding company with assets consisting primarily of investments in the common stock of American Financial Group, American Annuity and Citicasters.

    Through subsidiaries, AFC is engaged in a variety of other businesses, including The Golf Center at Kings Island (golf and tennis facility) and Provident Travel Agency, both in the Greater Cincinnati area; commercial real estate operations in Cincinnati (office buildings and The Cincinnatian Hotel), Louisiana (Le Pavillon Hotel), Massachusetts (Chatham Bars Inn), Texas (Driskill Hotel) and apartments in Florida, Kentucky, Louisiana, Minnesota, Oklahoma, Pennsylvania, Texas and Wisconsin. These operations employ approximately 700 full-time employees.

    In June 1994, AFC sold its investment in General Cable common stock to an unaffiliated company for $27.6 million in cash. General Cable was formed in 1992 to hold American Premier's wire and cable and heavy equipment manufacturing businesses.

    AFC was engaged in the distribution and production of filmed entertainment programming through Spelling Entertainment Group. In 1993, AFC sold its common stock investment in Spelling to Blockbuster Entertainment in exchange for $151 million in Blockbuster securities.

    In 1993, AFC sold its insurance brokerage operation, American
Business Insurance, Inc., to Acordia, Inc., an Indianapolis-based insurance broker for $82 million in cash and Acordia securities.

Investment Portfolio

General

    A breakdown of AFC's December 31, 1995, investment portfolio by business segment follows (excluding investment in equity securities of affiliates) (in millions).

                                                                        Total
                                             Carrying Value            Market
                                       P&C  Annuity  Other    Total     Value
Cash and Short-term Investments     $  155   $  169    $ 8   $  332    $  332
Bonds and Redeemable
  Preferred Stocks                   2,398    5,272     -     7,670     7,799
Other Stocks, Options
  and Warrants                         216       33     -       249       249
Loans Receivable                       122      464      5      591       591(*)
Real Estate and Other Investments      140       40     18      198       198(*)
                                    $3,031   $5,978    $31   $9,040    $9,169

(*) Carrying value used since market values are not readily available.

    The following tables present the percentage distribution and yields of AFC's investment portfolio (excluding investment in equity securities of affiliates) as reflected in its financial statements.

                                         1995    1994    1993   1992      1991
Cash and Short-term Investments           3.7%    2.2%    2.3%   9.3%     15.3%
Bonds and Redeemable Preferred Stocks:
  U.S. Government and Agencies            3.7     4.0     2.8     5.7      5.3
  State and Municipal                      .7      .8      .8      .6       .6
  Public Utilities                        9.4     9.1     9.3     8.5     10.7
  Mortgage-Backed Securities             23.7    21.8    24.7    22.9     20.8
  Corporate and Other                    44.0    48.6    42.0    33.9     31.8
  Redeemable Preferred Stocks             1.1     1.4     1.3      .8       .3
                                         82.6    85.7    80.9    72.4     69.5
  Net Unrealized Gain (Loss) on
    Bonds and Redeemable Preferred
    Stock held Available for Sale         2.2    (1.0)    1.8      .8      -
                                         84.8    84.7    82.7    73.2     69.5
Other Stocks, Options and Warrants        2.8     2.7     4.6     2.6      3.2
Loans Receivable                          6.5     8.4     8.5    12.9      9.9
Real Estate and Other Investments         2.2     2.0     1.9     2.0      2.1
                                        100.0%  100.0%  100.0%  100.0%   100.0%

Yield on Fixed Income Securities:
  Excluding realized gains and losses     8.0%    8.1%    8.0%    8.8%     9.5%
  Including realized gains and losses     8.7%    8.1%    8.7%    9.8%     9.0%

Yield on Stocks:
  Excluding realized gains and losses     4.2%    5.1%    4.4%    6.4%     2.2%
  Including realized gains and losses     8.7%   35.4%   16.9%   15.5%    29.7%

Yield on Investments (a):
  Excluding realized gains and losses     8.0%    8.1%    7.9%    8.7%     9.2%
  Including realized gains and losses     8.7%    8.8%    9.0%   10.0%    10.0%

(a)  Excludes "Real Estate and Other Investments".

Fixed Maturity Investments

    Unlike most insurance groups which have portfolios that are invested heavily in tax-exempt bonds, AFC's bond portfolio is invested primarily in taxable bonds. The National Association of Insurance Commissioners ("NAIC") assigns quality ratings which range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows AFC's bonds and mandatory redeemable preferred stocks, by NAIC designation (and comparable Standard & Poor's Corporation rating) as of December 31, 1995 (dollars in millions):

  NAIC                                   Amortized     Market Value
  Rating  Comparable S&P Rating               Cost    Amount      %
    1     AAA, AA, A                        $4,889    $5,102     65%
    2     BBB                                2,138     2,235     29
               Total investment grade        7,027     7,337     94

    3     BB                                   263       271      3%
    4     B                                    179       184      2
    5     CCC, CC, C                            -          1     *
    6     D                                     -          6      1
               Total non-investment grade      442       462      6

               Total                        $7,469    $7,799    100%

  _______________
  (*)less than 1%

    Risks inherent in connection with fixed income securities include loss upon default and market price volatility. Factors which can affect the market price of securities include: creditworthiness, changes in interest rates, the number of market makers and investors, defaults by major issuers of securities and public concern about concentrations in certain types of securities by institutions.

    AFC's primary investment objective for bonds and mandatory redeemable preferred stocks is to receive interest and dividend income rather than to realize capital gains. AFC invests in bonds and mandatory redeemable preferred stocks that have primarily short-term and intermediate-term maturities. This practice allows flexibility in reacting to fluctuations of interest rates.

Equity Investments

    AFC's equity investment practice permits concentration of attention on a relatively limited number of companies. Some of the equity investments, because of their size, may not be as readily marketable as the typical small investment position. Alternatively, a large equity position may be attractive to persons seeking to control or influence the policies of a company and AFC's concentration in a relatively small number of companies may permit it to identify investments with above average potential to increase in value.

Regulation

    AFC's insurance companies are regulated under the insurance and insurance holding company laws of their states of domicile and other states in which they operate. These laws, in general, require approval of the particular insurance regulators prior to certain actions by the insurance companies, such as the payment of dividends in excess of statutory limitations, continuing service arrangements with affiliates and certain other transactions. Regulation and supervision of each insurance subsidiary is administered by a state insurance commissioner who has broad statutory powers with respect to the granting and revoking of licenses, approvals of premium rates, forms of insurance contracts and types and amounts of business which may be conducted in light of the policyholders' surplus of the particular company. AFC's largest insurance subsidiaries, GAI and GALIC, are Ohio domiciled insurers. State insurance departments conduct periodic financial examinations of insurance companies, with GAI's and GALIC's most recent such examinations being as of December 31, 1993. Insurance departments also perform market conduct examinations to determine compliance with rate and form filings and to monitor treatment of policyholders and claimants. State insurance laws also regulate the character of each insurance company's investments, reinsurance and security deposits. The statutes of most states provide for the filing of premium rate schedules and other information with the insurance commissioner, either directly or through rating organizations, and the commissioner generally has powers to disapprove such filings or make changes to the rates if they are found to be excessive, inadequate or unfairly discriminatory. The determination of rates is based on various factors, including loss and loss adjustment expense experience. The failure to obtain, or delay in obtaining, the required approvals could have an adverse impact on the operations of AFC's insurance subsidiaries.

    The NAIC is an organization which is comprised of the chief insurance regulator for each of the 50 states and the District of Columbia. In 1990, the NAIC began an accreditation program to ensure that states have adequate procedures in place for effective insurance regulation, especially with respect to financial solvency. The accreditation program requires that a state meet specific minimum standards in over 15 regulatory areas to be considered for accreditation. The accreditation program is an ongoing process and once accredited, a state must enact any new or modified standards approved by the NAIC within two years following adoption. As of December 1995, the District of Columbia and 46 states were accredited including states which regulate AFC's largest insurance subsidiaries.

    The NAIC model law for Risk Based Capital applies to both life and property and casualty companies. The risk-based capital formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptably low expectation of becoming financially impaired. The model law provides for increasing levels of regulatory intervention as the ratio of an insurer's total adjusted capital and surplus decreases relative to its risk-based capital, culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called "mandatory control level". The risk-based capital formulas became effective in 1993 for life companies and in 1995 for property and casualty companies. Based on the 1995 results of AFC's insurance companies, all such companies are adequately capitalized.

    The NAIC's state accreditation criteria require that a state adopt the NAIC model law governing extraordinary dividends or a law substantially similar to the model. In Ohio, the maximum amount of dividends which may be paid without (i) prior approval or (ii) expiration of a 30 day waiting period without disapproval is the greater of statutory net income or 10% of policyholders' surplus as of the preceding December 31, but only to the extent of earned surplus as of the preceding December 31. The Ohio Insurance Department has broad discretion to limit the payment of dividends by insurance companies domiciled in Ohio.

   The NAIC has been considering the adoption of a model investment law for several years. The current projection for a new model investment law is 1996, at the earliest. It is not yet determined whether the model investment law would be added to the NAIC accreditation standards so that adoption of the model would be required for the achievement or continuation of any state's accreditation. It is not possible to predict the impact of these activities on AFC's insurance subsidiaries.

   In 1994, the California Supreme Court upheld Proposition 103, an insurance reform measure passed by California voters in 1988. In addition to increasing rate regulation, Proposition 103 gives the California Insurance Commissioner power to mandate rate rollbacks for most lines of property and casualty insurance. By its terms, Proposition 103 does not affect workers' compensation insurance. During 1995, GAI finalized a settlement agreement setting its refund obligation at $19 million.

                              ITEM 2

                            Properties

    AFC and subsidiaries own several buildings in downtown
Cincinnati. AFC and its affiliates occupy about three-fifths of the aggregate 580,000 square feet of commercial and office space.

    GAI, its subsidiaries, and American Premier's insurance subsidiaries lease the majority of their office and storage facilities in numerous cities throughout the United States, including GAI's and AAG's home offices in Cincinnati. Two of AAG's subsidiaries own home office buildings in Mobile, Alabama and Rapid City, South Dakota. These companies occupy approximately two-thirds of the 133,000 square feet and lease the remaining space to unaffiliated tenants.

                              ITEM 3

                        Legal Proceedings

    AFC and its subsidiaries are involved in various litigation, most of which arose in the ordinary course of business. Except for the following, management believes that none of the litigation meets the threshold for disclosure under this Item.

    The following information has been summarized from "Legal Proceedings" of American Premier's 1995 Form 10-K. In May 1994, lawsuits were filed against American Premier by USX Corporation ("USX") and its former subsidiary, Bessemer and Lake Erie Railroad Company ("B&LE"), seeking contribution by American Premier, as the successor to the railroad business conducted by Penn Central Transportation Company ("PCTC") prior to 1976, for all or a portion of the approximately $600 million that USX paid in satisfaction of a judgment against B&LE for its participation in an unlawful antitrust conspiracy among certain railroads commencing in the 1950's and continuing through the 1970's. The lawsuits argue that USX's liability for that payment was attributable to PCTC's alleged activities in furtherance of the conspiracy. On October 13, 1994, the U.S. District Court for the Eastern district of Pennsylvania enjoined USX and B&LE from continuing their lawsuits against American Premier, ruling that their claims are barred by the 1978 Consummation Order issued by that Court in PCTC's bankruptcy reorganization proceedings. USX and B&LE appealed the District Court's ruling to the U.S. Court of Appeals for the Third Circuit. On December 12, 1995, the Court of Appeals reversed the U.S. District Court decision. In its opinion, the Court of Appeals only addressed American Premier's procedural argument that the claims of USX could not proceed because they are barred by the Consummation Order. The Third Circuit expressly recognized in its opinion that it was not deciding any of American Premier's defenses on the merits.

    On January 8, 1996, American Premier filed a petition for rehearing en banc, requesting all of the judges of the Third Circuit to review the three-judge panel's decision. That petition was denied on February 16, 1996. As a result, American Premier will petition the U.S. Supreme Court to review the bankruptcy bar issue. In the event that subsequent reviews do not reinstate the District Court's injunction and USX's lawsuits are eventually permitted to go forward, American Premier and its outside counsel believe that American Premier has substantial defenses to these lawsuits and should not suffer a material loss as a result of this litigation.

                             PART II

                              ITEM 5

Market for Registrant's Common Equity and Related Stockholder Matt ers

    Not applicable - Registrant's Common Stock is owned by
American Financial Group, Inc.  See the Consolidated Financial
Statements for information regarding dividends.

                              ITEM 6

                     Selected Financial Data

    The following table sets forth certain data for the periods indicated (dollars in millions).

                                      1995        1994       1993        1992         1991
Earnings Statement Data:
Total Revenues                     $ 2,384     $ 2,103     $ 2,721    $ 3,929      $ 5,219
Earnings (Loss) From
  Continuing Operations
  Before Income Taxes                  183          44         262       (145)         119
Earnings (Loss) From:
  Continuing Operations                143          19         225       (162)          56
  Discontinued Operations               -           -          -          -             16
  Extraordinary Items                   (5)        (17)         (5)       -            -
  Cumulative Effect of
    Accounting Change                   -           -          -           85          -
Net Earnings (Loss)                    138           2         220        (77)          72

Ratio of Earnings to
  Fixed Charges (a)                   2.23        1.69        2.62       2.15         1.54
Ratio of Earnings to
  Fixed Charges and
  Preferred Dividends (a)             1.90        1.40        2.26       1.94         1.42

Balance Sheet Data:
Total Assets                       $12,414     $10,593     $10,077    $12,389      $12,057
Long-term Debt:
  Parent Company                       311         490         572        557          559
  American Premier (parent only)        -           -           -         650          650
  Great American Holding Corp.          -          359         199        299          448
  Other Subsidiaries                   224         258         283        503          451
Capital Subject to
  Mandatory Redemption                  -            3          49         28           82
Other Capital                          700         396         537        280          262

(a) Fixed charges are computed on a "total enterprise" basis. For purposes of calculating the ratios, "earnings" have been computed by adding to pretax earnings (excluding discontinued operations) fixed charges and the minority interest in earnings of subsidiaries having fixed charges and deducting (adding) the undistributed equity in earnings (losses) of investees. Fixed charges include interest (excluding interest on annuity benefits), amortization of debt discount and expense, preferred dividend requirements of subsidiaries and a portion of rental expense deemed to be representative of the interest factor.

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

    AFC is organized as a holding company with almost all of its operations being conducted by subsidiaries and affiliates. The parent corporation, however, has continuing cash needs for administrative expenses, the payment of principal and interest on borrowings and dividends on AFC Preferred Stock. Therefore, certain analyses are best done on a parent only basis while others are best done on a total enterprise basis. In addition, since many of its businesses are financial in nature, AFC does not prepare its balance sheet using a current-concurrent format. Consequently, certain traditional ratios and financial analysis tests are not meaningful.

    As discussed in Note A to the financial statements, on April 3, 1995, AFC merged with a newly formed subsidiary of American
Financial Group, Inc., another new company formed to own both
AFC and American Premier.

LIQUIDITY AND CAPITAL RESOURCES

Ratios The following ratios may be considered relevant indicators of AFC's liquidity and are typically presented by AFC in its prospectuses and similar documents. Management believes that balance sheet ratios (debt to total capital) are more meaningful on a parent only basis. On the other hand, earnings statement ratios (fixed charges) are more meaningful on a total enterprise basis since the parent only ratio is dependent, to a great degree, on the discretionary nature of dividend payments from subsidiaries.

    AFC's ratio of debt to total capital at the holding company level (excluding amounts due to affiliates) was .31, .68 and .57 at December 31, 1995, 1994 and 1993, respectively. Including the note payable to American Premier, the ratio changes to .57. at December 31, 1995. Ratios of earnings to fixed charges, excluding and including preferred dividends, for the three years ended December 31, 1995, are shown below.

                                                1995    1994   1993
    Earnings to fixed charges                   2.23    1.69   2.62
    Earnings to fixed charges plus preferred
      dividends                                 1.90    1.40   2.26

    The National Association of Insurance Commissioners' model law for risk based capital ("RBC") applies to both life and property and casualty companies. RBC formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 1995, the capital ratios of all AFC insurance companies substantially exceeded the RBC requirements.

Sources of Funds Management believes AFC has sufficient resources to meet its liquidity requirements through operations in the short-term and long-term future. If funds generated from operations, including dividends from subsidiaries, are insufficient to meet fixed charges in any period, AFC would be required to generate cash through borrowings, sales of securities or other assets, or similar transactions.

    Bank credit lines at several subsidiary holding companies provide ample liquidity which can be used to obtain funds for the operating subsidiaries or, if necessary, for the parent company. Agreements with the banks generally run for three to seven years and are renewed before maturity. While it is highly unlikely that all such amounts would ever be borrowed at one time, up to $395 million is available under these bank facilities.

    In the past, funds have been borrowed under certain of these bank facilities and used for working capital, capital infusions into subsidiaries, and to retire other issues of short-term or high-rate debt. Also, while little was drawn on the bank lines at December 31, 1995, AFC believes it may be prudent and advisable to borrow up to $200 million of bank debt in the normal course and use the proceeds to retire additional amounts of public or privately held fixed rate debt over the next year or two.

    In April 1995, AFC entered into a subordinated credit agreement with American Premier under which it can borrow up to $675 million. The credit line bears interest at 11-5/8% and converts to a four-year term loan in March 2005 with scheduled principal payments to begin in April 2005. During 1995, AFC borrowed $623 million under the agreement using the proceeds for debt retirements, capital contributions to subsidiaries and other corporate purposes. Borrowings, repayments and interest payments on the line are included in "net advances from (to) affiliates" in the following table.

    Funds to meet the parent company's expenditures have been provided from a variety of sources within the holding company, from subsidiaries and directly from outside sources, as detailed in the following table (in millions):

  Cash provided by:                                    1995    1994    1993
  Operations:
    Dividends from subsidiaries                      $165.3  $ 17.3   $128.2
    Tax allocation payments from subsidiaries          73.9    65.9     72.2
    Interest and dividends from others                  7.1     4.4      5.4
    Federal income tax refunds                          9.5     0.3      -
      From operations                                 255.8    87.9    205.8
  Other transactions:
    Net advances from affiliates                      162.0   135.8      -
    Sales of assets to non-affiliates                   3.1    15.0    107.1
    Sales of assets to affiliates                      43.7     -       17.3
    Sales of affiliates                                 -       6.0      1.8
    Exercise of stock options                           8.7     -        -
    Additional borrowings                              98.8     0.7     10.0
    Other                                               8.6    10.7     21.8
      Total cash provided                             580.7   256.1    363.8

  Cash utilized for:
  Operations:
    Interest payments                                  47.9    61.8     66.7
    Dividend payments                                  25.3    29.5     28.0
    Federal income tax payments                        23.0    28.6     48.3
    BVIP payments                                      48.9     0.7      0.6
    Other holding company costs                        29.3    35.3     41.1
      For operations                                  174.4   155.9    184.7
  Other transactions:
    Net advances to affiliates                          -       -      138.6
    Purchases of affiliates and other investments     149.4     -       29.5
    Principal payments on debt                        252.9    89.9      9.1
    Repurchases of Preferred Stock                      2.9     6.7      2.6
    Other                                               0.9     1.4      5.4
      Total cash utilized                             580.5   253.9    369.9

  Net increase (decrease) in cash and
    short-term investments                              0.2     2.2     (6.1)
 Cash and short-term investments at beginning
   of period                                            4.9     2.7      8.8
 Cash and short-term investments at end
   of period                                         $  5.1  $  4.9   $  2.7

    Generally, over 90% of the dividends (including non-cash dividends) received from subsidiaries have been from GAI. Payments of dividends by GAI are subject to various laws and regulations which limit the amount of dividends that can be paid without regulatory approval. Under Ohio law, the maximum amount of dividends which may be paid without (i) prior approval or
(ii) expiration of a 30 day waiting period without disapproval is the greater of statutory net income or 10% of policyholders' surplus as of the preceding December 31, but only to the extent of earned surplus as of the preceding December 31. The maximum amount of dividends payable (without prior approval) in 1996 from GAI based on its 1995 statutory net income is approximately $129 million.

    For statutory accounting purposes, equity securities are generally carried at market value. At December 31, 1995, AFC's insurance companies owned publicly traded equity securities with a market value of $1.2 billion, including equity securities of AFC affiliates (including subsidiaries) of $960 million. Since significant amounts of these are concentrated in a relatively small number of companies, decreases in the market prices could adversely affect the insurance group's capital, potentially impacting the amount of dividends available or necessitating a capital contribution. Conversely, increases in the market prices could have a favorable impact on the group's dividend-paying capability.

    Under tax allocation agreements with AFC, its 80%-owned U.S. subsidiaries generally compute tax provisions as if filing separate returns based on book taxable income computed in accordance with generally accepted accounting principles. The resulting provision (or credit) is currently payable to (or receivable from) AFC. Following the Mergers, AFC and American Premier will each continue to file separate consolidated tax returns.

Uncertainties Great American's liability for unpaid losses and loss adjustment expenses includes amounts for various liability coverages related to environmental and hazardous product claims. The insurance industry typically includes only claims relating to polluted waste sites and asbestos in defining environmental exposures, whereas Great American extends this definition to include claims relating to breast implants, repetitive stress on keyboards, DES (a drug used in pregnancies years ago alleged to cause cancer and birth defects), and other latent injuries. At December 31, 1995, Great American had recorded $220 million (net of reinsurance recoverables of $164 million) for environmental pollution and hazardous products claims on policies written many years ago where, in most cases, coverage was never intended.
Due to inconsistent court decisions on many coverage issues and the difficulty in determining standards acceptable for cleaning up pollution sites, significant uncertainties exist which are not likely to be resolved in the near future.

    In exchange for $5 million, AFC has agreed to indemnify a former subsidiary for up to $35 million in excess of a threshold amount of $25 million of the costs it may incur in the 12 years beginning April 1, 1993 to resolve environmental matters, bankruptcy claims and certain other matters. Additionally, another AFC subsidiary has accrued $10.3 million at December 31, 1995 for environmental costs associated with the sales of former manufacturing properties.

    While the results of all such uncertainties cannot be predicted, based upon its knowledge of the facts, circumstances and applicable laws, management believes that sufficient reserves have been provided.

Investments Approximately two-thirds of AFC's consolidated assets are invested in marketable securities. A diverse portfolio of bonds and redeemable preferred stocks accounts for over 95% of these securities. AFC attempts to optimize investment income while building the value of its portfolio, placing emphasis upon long-term performance. AFC's goal is to maximize return on an ongoing basis rather than focusing on short-term performance.

    Fixed income investment funds are generally invested in securities with short-term and intermediate-term maturities with an objective of optimizing total return while allowing flexibility to react to changes in market conditions. At
December 31, 1995, the average life of AFC's bonds and redeemable preferred stocks was approximately 6 years.

    Approximately 94% of the bonds and redeemable preferred stocks held by AFC were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at December 31, 1995. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

    Investments in mortgage-backed securities ("MBSs") represented approximately 30% of AFC's bonds and redeemable preferred stocks at
December 31, 1995. AFC invests primarily in MBSs which have a reduced risk of prepayment. Interest only (I/Os), principal only (P/Os) and other "high risk" MBSs represented approximately two percent of AFC's total mortgage-backed securities portfolio. In addition, the majority of MBSs held by AFC were purchased at a discount. Management believes that the structure and discounted nature of the MBSs will minimize the effect of prepayments on earnings over the anticipated life of the MBSs portfolio. More than 90% of AFC's MBSs are rated "AAA" with substantially all being of investment grade quality. The majority are collateralized by GNMA, FNMA and FHLMC single-family residential pass-through certificates. The market in which these securities trade is highly liquid. Aside from interest rate risk, AFC does not believe a material risk (relative to earnings and liquidity) is inherent in holding such investments.

    Because most income of the property and casualty insurance subsidiaries is currently sheltered from income taxes, non-taxable municipal bonds represent only a small portion (less than 1%) of the portfolio.

    AFC's equity securities are concentrated in a relatively limited number of major positions. This approach allows management to more closely monitor the companies and industries in which they operate.

    The realization of capital gains, primarily through sales of equity securities, was an integral part of AFC's investment program. Individual securities are sold creating gains or losses as market opportunities exist. Pretax capital gains recognized upon disposition of securities, including affiliates, during the past five years have been: 1995 - $57 million; 1994
- $50 million; 1993 - $165 million; 1992 - $104 million and 1991
- $38 million. At December 31, 1995, the net unrealized gain on AFC's bonds and redeemable preferred stocks was $330 million; the net unrealized gain on equity securities was $115 million.

RESULTS OF OPERATIONS - THREE YEARS ENDED DECEMBER 31, 1995

General AFC had accounted for American Premier as a subsidiary in 1992 and the first quarter of 1993 and as an investee from the second quarter of 1993 through the first quarter of 1995. AFC began accounting for American Financial Group as an investee in April 1995. As a result of these changes, current year income statement components are not comparable to prior years and are not indicative of future years.

    Pretax earnings were $183 million in 1995 compared to $44 million in 1994 and $262 million in 1993.

    Results for 1995 include an improvement of $32 million in underwriting results of the property and casualty insurance segment, a $50 million increase in investment income and the absence of nonrecurring charges recorded in 1994. These items were partially offset by increases of $13 million in annuity benefits and $23 million in interest on borrowed money.

    Results for 1994 include AFC's share ($28 million) of American Premier's loss on the sale of General Cable securities, GAI's $19 million charge relating to a rate rollback liability in California and a $35 million charge related to payments under AFC's Book Value Incentive Plan. These items were partially offset by a $42 million decrease in interest expense.

    Results for 1993 include (i) $155 million in gains from the sales of AFC's insurance agency operations, Spelling Entertainment Group and 4.5 million shares of American Premier and additional proceeds received on the 1990 sale of the NSA Group to American Premier, and (ii) AFC's share
    ($52 million) of a tax benefit recorded by American Premier in the second, third and fourth quarters of 1993. These items were partially offset by a write-off of debt discount and expenses of $24 million.

Property and Casualty Insurance - Underwriting Great American (GAI and its property and casualty insurance subsidiaries) manages and operates its property and casualty business as two major sectors. The specialty lines are a diversified group of over twenty-five business lines that offer a wide variety of specialty insurance products. Some of the more significant areas are executive liability, inland and ocean marine, U.S.- based operations of Japanese companies, agricultural-related coverages, excess and surplus lines and fidelity and surety bonds. The commercial and personal lines provide coverages in commercial multi-peril, workers' compensation, umbrella and commercial automobile, standard private passenger automobile and homeowners insurance.

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

    Underwriting profitability is measured by the combined ratio which is a sum of the ratio of underwriting expenses, losses, and loss adjustment expenses to premiums. When the combined ratio is under 100%, underwriting results are generally considered profitable; when the ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio does not reflect investment income, other income or federal income taxes.

    While Great American desires and seeks to earn an underwriting profit on all of its business, it is not always possible to do so. As a result, the company attempts to expand in the most profitable areas and control growth or even reduce its involvement in the least profitable ones.

    Results for Great American's property and casualty insurance subsidiaries are as follows (dollars in millions):

                                            1995     1994     1993
  Net Written Premiums (GAAP)
    Specialty Operations                  $  882   $  801   $  616
    Commercial and Personal Operations       717      683      666
    Other Lines                                1        5        6
    Aggregate                             $1,600   $1,489   $1,288

  Combined Ratios (GAAP)
    Specialty Operations                    97.5%   102.1%    97.3%
    Commercial and Personal Operations      99.1     98.9    101.0
    Aggregate                              100.2    102.4    103.5

    In 1995, Great American's underwriting results significantly outperformed the industry average for the tenth consecutive year. Great American has been able to exceed the industry's results by focusing on highly specialized niche products, supplemented by commercial lines coverages and personal automobile products.

    Specialty Operations Net written premiums for the specialty operations increased 10% during 1995 over 1994 due to increases in specialty niche lines (primarily crop hail, excess and surplus and executive liability). The combined ratio of the specialty operations in 1995 reflects improved results experienced in the crop hail and farm lines as well as coverages of U.S. operations of Japanese companies. The 1995 combined ratio also includes losses resulting from participation in a voluntary pool from which Great American withdrew in 1995.

    Commercial and Personal Operations Net written premiums for the commercial and personal operations increased 5% in 1995 due primarily to increased writing of workers' compensation and commercial umbrella insurance. The profitability of both of these lines improved in 1995. Workers' compensation improved due to favorable rate action by rating bureaus, health care cost containment programs, marketing emphasis on profitable states and implementation of a Drug-Free Workplace program. Commercial umbrella results improved due to a focus on low hazard risks and more favorable pricing in the higher umbrella layers. In addition, cost control measures reduced the underwriting expense ratio. These improved results were offset by an increase in the combined ratio of the personal lines operations due primarily to weather-related losses, start-up costs from its direct-to-consumer operation and deteriorating automobile loss experience for accident years 1994 and 1995.

Investment Income Changes in investment income reflect fluctuations in market rates and changes in average invested assets.

    1995 compared to 1994 Investment income increased $50 million (9%) in 1995 due to an increase in average investments held.

    1994 compared to 1993 Excluding American Premier, which was included as a subsidiary for the first three months of 1993, investment income increased $20 million (4%) due to an increase in average investments held.

Investee Corporations Equity in net earnings of investee corporations (companies in which AFC owns a significant portion of the voting stock) represents AFC's proportionate share of the investees' earnings and losses.

    1995 compared to 1994 AFC's equity in net earnings of investee corporations increased $53 million in 1995. Chiquita reported a $105 million improvement in operating income due primarily to the absence on certain nonrecurring charges, net gains from the sale of non-core assets, cost reductions in its core business and higher banana prices outside the European Union.

    1994 compared to 1993 AFC's equity in net earnings (losses) of investee corporations in 1994 includes its share ($28 million) of American Premier's loss on the sale of securities of General Cable and its share ($52 million) of American Premier's tax benefit in 1993. Chiquita's loss before extraordinary items was comparable in 1994 and 1993 as improvements in Meat Division operations and banana pricing were offset by charges and losses relating to farm closings and banana cultivation write-downs in Honduras and a substantial reduction of Chiquita's Japanese banana trading operations.

Gains (Losses) on Sales of Investees The loss on sale of investees in 1995 primarily represents a pretax loss on the sale of Chiquita to American Premier.

    The gain on sale of investees in 1994 represents a pretax gain on the sale of General Cable common stock.

    The gains on sales of investees in 1993 include (i) a pretax gain of $52 million on the sale of Spelling Entertainment and
(ii) a pretax gain of $28 million on the public sale by AFEI of
4.5 million shares of American Premier common stock.

Gains on Sales of Subsidiaries The gains on sales of subsidiaries in 1993 include pretax gains of (i) $44 million from the sale of American Business Insurance, Inc. and (ii) $31 million representing an adjustment on AFC's 1990 sale of the nonstandard automobile insurance group to American Premier.

Sales of Other Products and Services Sales of other products and services represent American Premier's revenues from systems and software engineering services and the manufacture and supply of industrial products and services during the first quarter of 1993.

Annuity Benefits   For GAAP financial reporting purposes,
annuity receipts are generally accounted for as interest-bearing deposits ("annuity benefits accumulated") rather than as revenues. Under these contracts, policyholders' funds are credited with interest on a tax-deferred basis until withdrawn by the policyholder. Annuity benefits represent primarily interest related to annuity policyholders' funds held. The rate at which GALIC credits interest on annuity policyholders' funds is subject to change based on management's judgment of market conditions.

    Annuity receipts totaled approximately $460 million in 1995, $440 million in 1994 and $400 million in 1993. Annuity receipts have increased in 1995, 1994 and 1993 due primarily to sales of newly introduced single premium products and, in 1995, the development of new single premium distribution channels.
Annuity surrender payments have averaged approximately 8% of statutory reserves over the past three years.

    Annuity benefits increased $13 million (5%) in 1995 and $13 million (6%) in 1994 due primarily to an increase in average annuity benefits accumulated.

Interest on Borrowed Money Changes in interest expense result from fluctuations in market rates as well as changes in borrowings. AFC has generally financed its borrowings on a long-term basis which has resulted in higher current costs.

    Interest expense included in AFC's consolidated Statement of Earnings was comprised of (in millions):

                                    1995      1994      1993
    AFC Parent                    $ 86.7    $ 56.9    $ 71.1
    Great American Holding          20.2      24.7      23.4
    American Annuity                17.3      20.9      21.2
    Great American Insurance        13.0      11.9      14.0
    American Premier                  -        -        17.2
    Other Companies                  1.0        .8      10.3
                                  $138.2    $115.2    $157.2

    AFC Parent's interest expense increased in 1995 due to an increase in average borrowings. In the second quarter of 1995, AFC borrowed $549 million under its new credit agreement with American Premier using the proceeds to retire $372 million of debt and for other corporate purposes. AFC Parent's interest expense decreased in 1994 due to (i) the issuance of $204 million of 9-3/4% debentures in exchange for higher rate debt and (ii) the repurchase of $79 million principal amount of debentures. GAHC's interest expense decreased in 1995 due to a decrease in bank borrowings and the retirement of its floating rate notes and 11% notes in the third and fourth quarters, respectively. The decrease in other companies' interest expense in 1994 is due primarily to the repayments of borrowings in 1993.

Other Operating and General Expenses Operating and general expenses included the following charges (in millions):

                                  1995      1994      1993
       Minority interest           $15       $ 9       $35
       Proposition 103              -         19        -
       Allowance for bad debts      -         18        10
       Writeoff of debt discount
         and issue costs            -         -         24
       Relocation expenses          -         -          8

    Allowance for bad debts includes charges for possible losses on agents' balances, reinsurance recoverables and other receivables. Relocation expenses represent the estimated costs of moving GALIC's operations from Los Angeles to Cincinnati.

Income Taxes See Note M to the Financial Statements for an analysis of items affecting AFC's effective tax rate.

                                ITEM 8

             Financial Statements and Supplementary Data

                                                          Page

Reports of Independent Auditors                            F-1

Consolidated Balance Sheet:
   December 31, 1995 and 1994                              F-4

Consolidated Statement of Earnings:
   Years ended December 31, 1995, 1994 and 1993            F-5

Consolidated Statement of Changes in Capital Accounts:
   Years ended December 31, 1995, 1994 and 1993            F-6

Consolidated Statement of Cash Flows:
   Years ended December 31, 1995, 1994 and 1993            F-7

Notes to Consolidated Financial Statements                 F-8


"Selected Quarterly Financial Data" has been included in Note Q to the Consolidated Financial Statements.

                                ITEM 9

     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


    AFC filed a report on Form 8-K on August 29, 1995, reporting a change in independent accountants of American Premier
Underwriters, Inc., an AFC investee. The report is incorporated herein by reference.


                               PART III

    The information required by the following Items will be included in AFC's definitive Proxy Statement which will be filed with the Securities and Exchange Commission in connection with the 1996
Annual Meeting of Shareholders and is incorporated herein by reference.

   ITEM 10     Directors and Executive Officers of the Registrant


   ITEM 11     Executive Compensation


   ITEM 12     Security Ownership of Certain Beneficial Owners and
               Management


   ITEM 13     Certain Relationships and Related Transactions

                    REPORTS OF INDEPENDENT AUDITORS


 Board of Directors
 American Financial Corporation

 We have audited the accompanying consolidated balance sheets of American Financial Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, changes in capital accounts, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the Index at
 Item 14(a). These financial statements and schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. The financial statements of American Premier Underwriters, Inc. (1994 and 1993) and General Cable Corporation
 (1993) have been audited by other auditors whose reports have been furnished to us; insofar as our opinion on the consolidated financial statements and schedules relates to data included for those corporations, it is based solely on the reports of other auditors.

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

 In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Financial Corporation and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                    ERNST & YOUNG LLP

 Cincinnati, Ohio
 March 15, 1996

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of American Premier Underwriters, Inc. and Consolidated Subsidiaries at December 31, 1994 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information shown therein.


     DELOITTE & TOUCHE LLP


     Cincinnati, Ohio
     February 15, 1995
     (March 23, 1995 with respect to the
     acquisition of American Financial
     Corporation as discussed in Note B to
     American Premier's financial statements)

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Cable Corporation and subsidiaries at December 31, 1993 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information shown therein.


     DELOITTE & TOUCHE


     Cincinnati, Ohio
     February 18, 1994

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
                            (In Thousands)

                                                                December 31,
                                                             1995          1994
             Assets
Cash and short-term investments                       $   331,825   $   171,335
Investments:
  Bonds and redeemable preferred stocks:
    Held to maturity - at amortized cost
    (market - $3,386,600 and $4,336,700)                3,257,204     4,629,633
    Available for sale - at market
    (amortized cost - $4,211,883 and $1,938,853)        4,412,483     1,862,653
  Other stocks - principally at market
    (cost - $133,665 and $137,106)                        248,665       208,706
  Investment in investees                                 833,886       832,637
  Loans receivable                                        591,105       641,964
  Real estate and other investments                       198,120       154,262
                                                        9,541,463     8,329,855
Recoverables from reinsurers and prepaid
  reinsurance premiums                                    984,500       902,063
Agents' balances and premiums receivable                  376,330       363,156
Deferred acquisition costs                                330,353       231,343
Other receivables                                         202,099       197,119
Assets held in separate accounts                          238,524          -
Prepaid expenses, deferred charges and other assets       224,858       221,914
Cost in excess of net assets acquired                     183,639       175,866
                                                      $12,413,591   $10,592,651
     Liabilities and Capital
Unpaid losses and loss adjustment expenses            $ 2,965,700   $ 2,916,985
Unearned premiums                                         920,641       824,691
Annuity benefits accumulated                            5,051,959     4,618,108
Life, accident and health benefit reserves                538,274        19,879
Payable to American Premier Underwriters, Inc.            639,455          -
Other long-term debt:
  Direct obligations of AFC Parent Company                311,202       490,065
  Obligations of AFC subsidiaries:
   Great American Holding Corporation                        -          359,185
   American Annuity Group                                 167,734       183,242
   Other subsidiaries                                      56,705        74,255
Liabilities related to separate accounts                  238,524          -
Accounts payable, accrued expenses and other
  liabilities                                             675,052       601,872
Minority interest                                         148,338       105,506
                                                       11,713,584    10,193,788
Mandatory Redeemable Preferred Stock
  (at redemption value)                                      -            2,880
Other Preferred Stock (redemption value - $278,719)       168,484       168,484
Common Stock without par value                              9,625           904
Retained earnings                                         335,798       223,095
Net unrealized gain on marketable securities,
  net of deferred income taxes                            186,100         3,500
                                                      $12,413,591   $10,592,651

See notes to consolidated financial statements.

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF EARNINGS
                            (In Thousands)

                                                    Year ended December 31,
                                                  1995         1994         1993
Income:
  Property and casualty insurance premiums  $1,535,249   $1,378,628   $1,494,796
  Investment income                            632,597      582,931      601,900
  Realized gains on sales of securities         56,611       48,342       82,265
  Equity in net earnings (losses) of
    investees                                   36,924      (16,573)      69,862
  Gains (losses) on sales of investees            (107)       1,694       83,211
  Gains on sales of subsidiaries                  -            -          75,309
  Sales of other products and services            -            -         152,100
  Other income                                 122,259      107,758      161,260
                                             2,383,533    2,102,780    2,720,703

Costs and Expenses:
  Property and casualty insurance:
    Losses and loss adjustment expenses      1,065,945      986,996    1,064,108
    Commissions and other underwriting
      expenses                                 474,249      428,590      467,293
  Annuity benefits                             254,650      241,811      228,609
  Interest charges on borrowed money           138,240      115,162      157,219
  Cost of sales                                   -            -         134,900
  Book Value Incentive Plan                       -          34,740          991
  Other operating and general expenses         267,169      251,913      405,598
                                             2,200,253    2,059,212    2,458,718
Earnings before income taxes and
  extraordinary items                          183,280       43,568      261,985
Provision for income taxes                      40,121       24,650       37,296

Earnings before extraordinary items            143,159       18,918      224,689

Extraordinary items, net of income taxes        (5,059)     (16,818)      (4,559)

Net Earnings                                $  138,100   $    2,100   $  220,130

See notes to consolidated financial statements.

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL ACCOUNTS
                            (In Thousands)

                                                            Year ended December 31,
                                                         1995         1994        1993
Capital Subject to Mandatory Redemption, Including
  Mandatory Redeemable Preferred Stock:
 Balance at beginning of period                      $  2,880     $ 49,232     $ 27,683
 Purchases and redemptions                             (2,880)      (6,625       (2,103)
 Increase (decrease) in capital subject
   to put option                                         -          (7,225)      23,652
 Transfer to Retained Earnings                           -         (32,502)        -

        Balance at End of Period                     $   -        $  2,880     $ 49,232


Other Preferred Stock:
 Balance at beginning of period                      $168,484     $168,588     $168,588
 Purchase                                                -            (104)        -

        Balance at End of Period                     $168,484     $168,484     $168,588


Common Stock:
 Balance at beginning of period                      $    904     $    904     $    904
 Exercise of stock options                              8,721         -            -

         Balance at End of Period                    $  9,625     $    904     $    904


Retained Earnings:
 Balance at beginning of period                      $223,095     $210,846     $ 42,402
 Net earnings                                         138,100        2,100      220,130
 Purchase of Preferred Stock                             -             (56)        -
 Deduct cash dividends paid or declared on:
   Preferred Stock                                    (25,397)     (25,728)     (26,137)
   Common Stock                                          -          (3,794)      (1,897)
 Decrease (increase) in capital subject
   to put option                                         -           7,225      (23,652)
 Transfer from Capital Subject to
   Mandatory Redemption                                  -          32,502         -

         Balance at End of Period                    $335,798     $223,095     $210,846


Net Unrealized Gain on Marketable Securities,
    Net of Deferred Income Taxes:
    Balance at beginning of period                   $  3,500     $156,900     $ 68,100
    Change during period                              182,600     (153,400)      88,800

         Balance at End of Period                    $186,100     $  3,500     $156,900

See notes to consolidated financial statements.

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In Thousands)

                                                          Year ended December 31
                                                      1995            1994         1993
Operating Activities:
  Net earnings                                     $  138,100   $    2,100   $  220,130
  Adjustments:
    Extraordinary losses from retirement of debt        5,059       16,818        4,559
    Depreciation and amortization                      36,523       30,729       52,117
    Annuity benefits                                  254,650      241,811      228,609
    Equity in net (earnings) losses of
      investees                                       (36,924)      16,573      (69,862)
    Changes in reserves on assets                       1,908       17,094       11,440
    Realized gains on investing activities            (54,522)     (59,609)    (242,529)
    Writeoff of debt discount and issue costs            -            -          30,054
    Increase in reinsurance and other
      receivables                                     (29,018)    (223,113)    (238,166)
    Increase in other assets                          (60,145)     (96,596)     (90,022)
    Increase in insurance claims and reserves         142,792      345,542      241,704
    Increase (decrease) in other liabilities          (97,645)      67,799       50,479
    Increase in minority interest                      19,889        6,773       37,057
    Dividends from investees                           18,415       21,567       25,575
    Other, net                                           (720)      (1,488)     (37,062)
                                                      338,362      386,000      224,083
Investing Activities:
  Purchases of and additional investments in:
    Fixed maturity investments                     (1,964,992)  (1,726,318)  (3,062,435)
    Equity securities                                  (1,034)      (7,315)     (20,224)
    Investees and subsidiaries                        (68,563)     (29,306)     (27,578)
    Real estate, property and equipment               (48,794)     (27,185)     (41,762)
  Maturities and redemptions of fixed maturity
    investments                                       253,885      420,945      757,473
  Sales of:
    Fixed maturity investments                      1,482,613      694,947    1,498,432
    Equity securities                                  15,319      127,181      221,467
    Investees and subsidiaries                         43,697       27,621      255,517
    Real estate, property and equipment                 5,327        6,151       65,782
  Cash and short-term investments of former
    subsidiaries                                         -            -        (310,225)
  Decrease (increase) in other investments             (6,711)      (5,571)       1,435
                                                     (289,253)    (518,850)    (662,118)

Financing Activities:
  Annuity receipts                                    457,525      442,703      400,141
  Annuity payments                                   (412,854)    (321,038)    (337,878)
  Additional long-term borrowings                     337,076      244,311      338,010
  Reductions of long-term debt                       (873,489)    (193,481)    (601,040)
  Borrowings from American Premier                    716,876         -            -
  Repayments of borrowings from American
    Premier                                           (94,197)        -            -
  Repurchases of preferred stock                       (2,880)      (6,738)      (2,643)
  Exercise of stock options                             8,721         -            -
  Cash dividends paid                                 (25,397)     (29,522)     (28,034)
                                                      111,381      136,235     (231,444)

Net Increase (Decrease) in Cash
  and Short-term Investments                          160,490        3,385     (669,479)
Cash and short-term investments at beginning
  of period                                           171,335      167,950      837,429
Cash and short-term investments at end of
  period                                           $  331,825   $  171,335   $  167,950

See notes to consolidated financial statements.

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



____________________________________________________________________________

                            INDEX TO NOTES

A. Mergers                                   J. Capital Subject to Mandatory
B. Accounting Policies                            Redemptions
C. Acquisitions and Sales of Subsidiaries    K. Other Preferred Stock
     and Investees                           L. Common Stock
D. Segments of Operations                    M. Income Taxes
E. Investments                               N. Extraordinary Items
F. Investment in Investees                   O. Pending Legal Proceedings
G. Cost in Excess of Net Assets Acquired     P. Benefit Plans
H. Payable to American Premier               Q. Transactions with Affiliates
        Underwriters, Inc.                   R. Quarterly Operating Results
I. Other Long-Term Debt                      S. Insurance
                                             T. Additional Information

____________________________________________________________________________

A. Mergers On April 3, 1995, American Financial Corporation ("AFC") merged with a newly formed subsidiary of American Premier Group, Inc., another new company formed to own 100% of the common stock of both AFC and American Premier Underwriters, Inc. ("American Premier"). Subsequently, American Premier Group changed its name to American Financial Group, Inc. In the transaction, Carl H. Lindner and members of his family, who owned 100% of the Common Stock of AFC, exchanged their AFC Common Stock for approximately 55% of American Financial Group voting common stock. Former shareholders of American Premier, including AFC and its subsidiaries, received shares of American Financial Group stock on a one-for-one basis. No gain or loss was recorded on the exchange of shares.

   AFC continues to be a separate SEC reporting company with publicly traded debentures and preferred stock. Holders of AFC Series F and G Preferred Stock were granted voting rights equal to approximately 21% of the total voting power of AFC shareholders immediately prior to the Mergers.

B. Accounting Policies

   Basis of Presentation The consolidated financial statements include the accounts of AFC and its subsidiaries. Changes in ownership levels of subsidiaries and affiliates have resulted in certain differences in the financial statements and have affected comparability between years. Certain reclassifications have been made to prior years to conform to the current year's presentation. All significant intercompany balances and transactions have been eliminated. All acquisitions have been treated as purchases. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements.

   The preparation of the financial statements in conformity wi th generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

   AFC's ownership of subsidiaries and significant affiliates with publicly traded shares at December 31, was as follows:

                                                    1995  1994   1993
    American Annuity Group, Inc. ("AAG")             80%   80%    80%
    American Financial Enterprises, Inc. ("AFEI")    83%   83%    83%
    American Financial Group, Inc. ("AFG")           24%    -     -
    American Premier Underwriters, Inc.              (a)   42%    41%
    Chiquita Brands International, Inc.              38%   46%    46%
    Citicasters Inc. (formerly GACC)                 38%   37%    20%
    General Cable Corporation                         -    (b)    45%

    (a) Exchanged for shares of American Financial Group in April 1995.
    (b) Sold in June 1994.

   Investments Debt securities are classified as "held to maturity" and reported at amortized cost if AFC has the positive intent and ability to hold them to maturity. Debt and equity securities are classified as "available for sale" and reported at fair value with unrealized gains and losses reported as a separate component of shareholders' equity if the debt or equity securities are not classified as held to maturity or bought and held principally for selling in the near term. Only in certain limited circumstances, such as significant issuer credit deterioration or if required by insurance or other regulators, may a company change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future.

   In accordance with guidance issued by the Financial Accounting Standards Board in November 1995, AFC reassessed the classifications of its investments and transferred fixed maturity securities with an amortized cost of approximately $2.0 billion to "available for sale." This "one-time" reclassification resulted in an increase of $104 million in the carrying value of fixed maturity investments and an increase of $67 million in shareholders' equity. The transfer had no effect on net earnings.

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

   Investment in Investees Investments in securities of 20%- to 50%-owned companies are carried at cost, adjusted for AFC's proportionate share of their undistributed earnings or losses. Investments in less than 20%-owned companies are accounted for by the equity method when, in the opinion of management, AFC can exercise significant influence over operating and financial policies of the investee.

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

   Cost in Excess of Net Assets Acquired The excess of cost of subsidiaries and investees over AFC's equity in the underlying net assets ("goodwill") is being amortized over 40 years. The excess of AFC's equity in the net assets of other subsidiaries and investees over its cost of acquiring these companies ("negative goodwill") is allocated to AFC's basis in these companies' fixed assets, goodwill and other long-term assets and is amortized on a 10- to 40-year basis.

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

   Deferred Acquisition Costs Policy acquisition costs (principally commissions, premium taxes and other underwriting expenses) related to the production of new business are deferred ("DPAC"). For the property and casualty companies, the deferral of acquisition costs is limited based upon their recoverability without any consideration for anticipated investment income. DPAC is charged against income ratably over the terms of the related policies. For the annuity companies, DPAC is amortized, with interest, in relation to the present value of expected gross profits on the policies.

   Unpaid Losses and Loss Adjustment Expenses The net liabilities stated for unpaid claims and for expenses of investigation and adjustment of unpaid claims are based upon
   (a) the accumulation of case estimates for losses reported prior to the close of the accounting period on the direct business written; (b) estimates received from ceding reinsurers and insurance pools and associations; (c) estimates of unreported losses based on past experience; (d) estimates based on experience of expenses for investigating and adjusting claims and (e) the current state of the law and coverage litigation. These liabilities are subject to the impact of changes in claim amounts and frequency and other factors. In spite of the variability inherent in such estimates, management believes that the liabilities for unpaid losses and loss adjustment expenses are adequate. Changes in estimates of the liabilities for losses and loss adjustment expenses are reflected in the Statement of Earnings in the period in which determined.

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

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

   Annuity Benefits Accumulated Annuity receipts and benefit payments are generally recorded as increases or decreases in "annuity benefits accumulated" rather than as revenue and expense. Increases in this liability for interest credited are charged to expense and decreases for surrender charges are credited to other income.

   Life, Accident and Health Benefits Reserves Liabilities for future policy benefits under traditional ordinary life, accident and health policies are computed using a net level premium method. Computations are based on anticipated investment yields (primarily 7%), mortality, morbidity and surrenders and include provisions for unfavorable deviations. Reserves are modified as necessary to reflect actual experience and developing trends.

   Assets Held In and Liabilities Related to Separate Accounts Investment annuity deposits and related liabilities represent deposits maintained by several banks under a previously offered tax deferred annuity program. AAG receives an annual fee from each bank for sponsoring the program; depositors can elect to purchase an annuity from AAG with funds in their account.

   Income Taxes AFC files consolidated federal income tax returns which include all 80%-owned U.S. subsidiaries, except for certain life insurance subsidiaries. Deferred income taxes are calculated using the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases and are measured using enacted tax rates. Deferred tax assets are recognized if it is more likely than not that a benefit will be realized.

   Benefit Plans AFC provides retirement benefits, through contributory and noncontributory defined contribution plans, to qualified employees of participating companies. Contributions to benefit plans are charged against earnings in the year for which they are declared. AFC's Employee Stock Ownership Retirement Plan ("ESORP") is a noncontributory, qualified plan which invests in securities of AFG and affiliates for the benefit of their employees.

   AFC and many of its subsidiaries provide health care and life insurance benefits to eligible retirees. AFC also provides postemployment benefits to former or inactive employees (primarily those on disability) who were not deemed retired under other company plans. The projected future cost of providing these benefits is expensed over the period the employees qualify for such benefits.

   In connection with the Mergers, full vesting was granted to holders of units under AFC's Book Value Incentive Plan and the plan was terminated. Cash payments, which were made in April to holders of the units, were accrued at December 31, 1994.

   Debt Discount Debt discount and expenses are being amortized over the lives of respective borrowings, generally on the interest method.

   Statement of Cash Flows For cash flow purposes, "investing activities" are defined as making and collecting loans and acquiring and disposing of debt or equity instruments and property and equipment. "Financing activities" include obtaining resources from owners and providing them with a return on their investments, borrowing money and repaying amounts borrowed. Annuity receipts, benefits and withdrawals are also reflected as financing

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
   activities.   All other activities are considered
   "operating". Short-term investments having original maturities of three months or less when purchased are considered to be cash equivalents for purposes of the financial statements.

   Fair Value of Financial Instruments Methods and assumptions used in estimating fair values are described in Note T to the financial statements. These fair values represent point-in-time estimates of value that might not be particularly relevant in predicting AFC's future earnings or cash flows.

C. Acquisitions and Sales of Subsidiaries and Investees

   Chiquita  In April 1995, AFC sold 3.2 million shares of
   Chiquita common stock to American Premier for $43.7 million in cash. AFC realized a pretax loss of $442,000 on the sale.

   General Cable In June 1994, AFC sold its investment in General Cable common stock to an unaffiliated company for $27.6 million in cash. AFC realized a $1.7 million pretax gain on the sale (excluding its share of American Premier's loss on its sale of General Cable securities).

   American Business Insurance In 1993, AFC sold its insurance brokerage operation, American Business Insurance, Inc., to Acordia, Inc., an Indianapolis-based insurance broker, for cash and Acordia common stock and warrants. AFC recognized a pretax gain of approximately $44 million on the sale.

   American Premier In 1993, AFEI, whose assets consisted primarily of investments in American Premier, General Cable and AAG, sold 4.5 million shares of American Premier common stock in a secondary public offering. AFC recognized a pretax gain of $28.3 million, before minority interest, on the sale, including recognition of a portion of previously deferred gains related to sales of assets to American Premier from AFC subsidiaries. In anticipation of the reduction of AFC's ownership of American Premier below 50%, AFC ceased accounting for it as a subsidiary and began accounting for it as an investee in April 1993.

   In 1993, American Premier paid AFC $52.8 million (including $12.8 million in interest) representing an adjustment on the 1990 sale of AFC's non-standard automobile group to American Premier. AFC recorded an additional pretax gain of $31.4 million on this transaction after deferring
   $21.4 million based on its then current ownership of American
   Premier.

   Citicasters In December 1993, GACC completed a plan of reorganization under which AFC received approximately 20% of new common stock in exchange for its previous holdings of GACC stock and debt. In connection with the plan, AFC also invested an additional $7.5 million in GACC common stock and debt securities.

   In June 1994, AFEI purchased approximately 10% of Citicasters common stock from a third party for $23.9 million in cash.

   In February 1996, Citicasters entered into a merger agreement with Jacor Communications, Inc. providing for the acquisition of Citicasters by Jacor. Under the agreement, AFC and its subsidiaries would receive approximately $220 million in cash plus warrants to buy approximately 1.5 million shares of Jacor common stock at $28 per share. AFC expects to

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES realize a pretax gain of approximately $150 million on the sale. Consummation of the transaction is subject to regulatory approvals, and certain adjustments to the price will be made if the transaction does not close by September 30, 1996.

   Spelling In 1993, AFC sold its common stock investment in Spelling to Blockbuster Entertainment in exchange for Blockbuster common stock and warrants. AFC realized a $52 million pretax gain on the sale.

D. Segments of Operations AFC operates its property and casualty insurance business in two major segments: specialty lines and commercial and personal lines. AFC's annuity business sells tax-deferred annuities principally to employees of primary and secondary educational institutions and hospitals. These insurance businesses operate throughout the United States. AFC also owns significant portions of the voting equity securities of certain companies (investee corporations - see Note F).

   The following tables (in thousands) show AFC's assets, revenues and operating profit (loss) by significant business segment. Capital expenditures, depreciation and amortization are not significant. Operating profit (loss) represents total revenues less operating expenses. Goodwill and its amortization have been allocated to the various segments to which they apply. General corporate assets and expenses have not been identified or allocated by segment.

                                                1995          1994          1993
   Assets
   Property and casualty insurance (a)   $ 4,919,505   $ 4,576,591   $ 4,192,908
   Annuities                               6,600,377     5,078,928     4,898,419
   Other                                      59,823       104,495        86,361
                                          11,579,705     9,760,014     9,177,688
   Investment in investee corporations       833,886       832,637       899,800

                                         $12,413,591   $10,592,651   $10,077,488
   Revenues (b)(c)
   Property and casualty insurance:
     Premiums earned:
       Specialty lines                   $   836,284   $   723,339   $   826,882
       Commercial and personal lines         697,512       648,222       661,910
       Other lines (d)                         1,453         7,067         6,004
                                           1,535,249     1,378,628     1,494,796
     Investment and other income             324,368       314,731       481,548
                                           1,859,617     1,693,359     1,976,344
   Annuities (e)                             444,082       378,010       395,871
   Other                                      42,910        47,984       278,626
                                           2,346,609     2,119,353     2,650,841
   Equity in net earnings (losses)
     of investee corporations                 36,924       (16,573)       69,862

                                         $ 2,383,533   $ 2,102,780   $ 2,720,703

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

                                            1995        1994        1993
   Operating Profit (Loss) (c)
   Property and casualty insurance:
     Underwriting:
       Specialty lines                  $ 21,461   ($ 15,678)   $ 23,492
       Commercial and personal lines       5,315       7,087      (6,493)
       Other lines (d)                  (31,721)     (24,914)    (51,100)
                                         (4,945)     (33,505)    (34,101)
     Investment and other income         247,494     199,292     321,701
                                         242,549     165,787     287,600
   Annuities                              79,387      58,748      63,388
   Other (f)                           (175,580)    (164,394)   (158,865)
                                         146,356      60,141     192,123
   Equity in net earnings (losses) of
     investee corporations                36,924     (16,573)     69,862

                                        $183,280    $ 43,568    $261,985

       (a)  Not allocable to segments.
       (b)  Revenues include sales of products and services as well as other income earned by the respective segments.
       (c)  Includes American Premier's results of operations for the three months ended March 31, 1993.
       (d)  Includes discontinued insurance lines.
       (e)  Represents primarily investment income and realized gains.
       (f)  Includes holding company expenses.

E. Investments Bonds, redeemable preferred stocks and other stocks at December 31, consisted of the following (in millions):

                                                           1995
                                                   Held to Maturity
                                         Amortized     Market   Gross Unrealized
                                              Cost      Value    Gains    Losses
Bonds and redeemable
 preferred stocks:
  United States Government
    and government agencies
    and authorities                         $     -    $     -    $   -      $  -
  States, municipalities and
    political subdivisions                      46.1       47.6      1.6       (.1)
  Foreign government                            13.1       12.8      1.0      (1.3)
  Public utilities                             510.3      526.2     17.0      (1.1)
  Mortgage-backed securities                   865.3      897.4     32.8       (.7)
  All other corporate                        1,819.2    1,899.2     80.0        -
  Redeemable preferred stocks                    3.2        3.4       .2        -

                                            $3,257.2   $3,386.6   $132.6    ($ 3.2)

                                                          1995
                                                   Available for Sale
                                         Amortized     Market   Gross Unrealized
                                              Cost      Value    Gains    Losses
Bonds and redeemable
 preferred stocks:
  United States Government
    and government agencies
    and authorities                       $  331.5   $  344.8   $ 13.3     $  -
  States, municipalities and
  political subdivisions                      18.1       17.7       .2       (.6)
  Foreign government                          45.1       46.5      1.4        -
  Public utilities                           341.1      355.2     16.7      (2.6)
  Mortgage-backed securities               1,277.7    1,307.4     35.7      (6.0)
  All other corporate                      2,099.0    2,241.4    144.0      (1.6)
  Redeemable preferred stocks                 99.4       99.5      1.8      (1.7)
                                          $4,211.9   $4,412.5   $213.1    ($12.5)

   Other stocks                           $  133.7   $  248.7   $115.6    ($  .6)

                                                           1994
                                                   Held to Maturity
                                         Amortized     Market   Gross Unrealized
                                              Cost      Value    Gains    Losses
Bonds and redeemable
 preferred stocks:
  United States Government
    and government agencies
    and authorities                       $     -    $     -    $   -      $  -
  States, municipalities and
  political subdivisions                      23.4       23.2       .7       (.9)
  Foreign government                          16.0       14.0       -       (2.0)
  Public utilities                           614.9      566.4       .8     (49.3)
  Mortgage-backed securities                 952.7      872.3       .1     (80.5)
  All other corporate                      2,917.7    2,761.6      5.7    (161.8)
  Redeemable preferred stocks                104.9       99.2       .4      (6.1)

                                          $4,629.6   $4,336.7   $  7.7   ($300.6)

                                                          1994
                                                   Available for Sale
                                         Amortized     Market   Gross Unrealized
                                              Cost      Value    Gains    Losses
Bonds and redeemable
 preferred stocks:
  United States Government
    and government agencies
    and authorities                       $  306.9   $  293.0   $   .4    ($14.3)
  States, municipalities and
  political subdivisions                      36.8       36.3      1.4      (1.9)
  Foreign government                          44.0       42.4       .1      (1.7)
  Public utilities                            84.1       79.3       .2      (5.0)
  Mortgage-backed securities                 721.4      671.5       .6     (50.5)
  All other corporate                        745.7      740.2      2.9      (8.4)
  Redeemable preferred stocks                   -          -        -         -
                                          $1,938.9   $1,862.7   $  5.6    ($81.8)

   Other stocks                           $  137.1   $  208.7   $ 72.0    ($  .4)

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

   The table below sets forth the scheduled maturities of bonds and redeemable preferred stocks based on carrying value as of December 31, 1995. Data based on market value is generally the same. Mortgage-backed securities had an average life of approximately 7 years at December 31, 1995.

                                                          Held to          Available
              Maturity                                   Matutity           for Sale
            One year or less                                   2%                  1%
            After one year through five years                 30                  17
            After five years through ten years                37                  39
            After ten years                                    4                  13
                                                              73                  70
            Mortgage-backed securities                        27                  30
                                                             100%                100%

   Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.

   Realized gains (losses) and changes in unrealized appreciation
   (depreciation) on fixed maturity and equity security investments are summarized as follows (in thousands):

                                Fixed     Equity          Tax
                           Maturities Securities      Effects        Total
    1995
    Realized                 $ 50,591    $ 6,020    ($  5,510)    $ 51,101
    Change in Unrealized      699,129     43,400     (259,885)     482,644

    1994
    Realized                   (1,107)    49,449           30       48,372
    Change in Unrealized     (673,001)   (60,500)     256,725     (476,776)

    1993
    Realized                   52,915     29,350      (12,348)      69,917
    Change in Unrealized      125,112     83,700      (73,084)     135,728

   Transactions in fixed maturity investments included in the Statement of Cash Flows consisted of the following (in millions):

                                              1995                                1994
                               Held to  Available                   Held to  Available
                              Maturity   for Sale       Total      Maturity   for Sale       Total
   Purchases                    $575.6   $1,389.4   $ 1,965.0      $1,090.0    $636.3     $1,726.3
   Maturities and redemptions    143.2      110.7       253.9         216.0     204.9        420.9
   Sales                          12.9    1,469.7     1,482.6           8.0     686.9        694.9
   Gross Gains                     1.3       61.0        62.3           3.3       9.4         12.7
   Gross Losses                   (2.3)      (9.4)      (11.7)         (2.5)    (11.3)       (13.8)

    Securities classified as "held to maturity" having an amortized cost of $14.7 million and $8.7 million were sold for a loss of $1.8 million and $712,000 in 1995 and 1994, respectively, due to significant deterioration in the issuers' creditworthiness.

    Gross gains of $69.4 million and gross losses of $16.5 were realized on sales of fixed maturity investments during 1993.

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

F. Investment in Investees Investment in investees represents AFC's ownership of securities of certain companies. All of the companies named in the following table are subject to the rules and regulations of the SEC. Market value of the investments was approximately $1.0 billion and $890 million at December 31, 1995 and 1994, respectively.

   AFC's investment (and common stock ownership percentage) and equity in net earnings and losses of investees are stated below (dollars in thousands):

                          Investment (Ownership %)        Equity in Net Earnings (Losses)
                         12/31/95        12/31/94               1995      1994      1993
   American Financial
     Group (a)           $568,781 (24%)  $   -               $19,895   $  -      $  -
   American Premier(a)       -            525,927 (42%)        6,907     1,147    91,700
   Chiquita (b)           191,026 (38%)   237,015 (46%)        5,420   (26,670)  (24,038)
   Citicasters (c)         74,079 (38%)    69,695 (37%)        4,702     8,950      -
   Other                     -               -                  -         -        2,200
                         $833,886        $832,637            $36,924  ($16,573)  $69,862

   (a) As discussed in Note A, AFC received shares of American Financial Group in exchange for its American Premier stock on a one-for-one basis in April 1995; accordingly, AFC began accounting for AFG as an investee in the second quarter of 1995. AFC's earnings are excluded from AFG's in calculating AFC's equity in AFG's earnings.
   (b) Excludes AFC's share of Chiquita's extraordinary losses on prepayment of debt in 1995 and 1994.
   (c) AFC resumed equity accounting for its investment in GACC following GACC's reorganization at the end of 1993. See Note C concerning agreement to sell Citicasters.

   In addition to owning the common stock of AFC, American Financial Group owns all the common stock of American Premier, a specialty property and casualty insurance company. Chiquita is a leading international marketer, processor and producer of quality food products. Citicasters owns and operates radio and television stations in major markets throughout the country.

   Included in AFC's consolidated retained earnings at December 31, 1995, was approximately $290 million applicable to equity in undistributed net earnings of investees.
   Unamortized goodwill in investees totaled $187 million at December 31, 1995.

   Summarized financial information for AFC's investees at December 31, 1995, is shown below (in millions). See
   "Investee Corporations" in Management's Discussion and
   Analysis.

                               American Financial Group, Inc.
                                             Nine
                                           months
                                            ended
                                         12/31/95
      Cash and Investments                $11,493
      Other Assets                          3,461
      Insurance Claims and Reserves        10,981
      Debt                                    882
      Minority Interest                       314
      Shareholders' Equity                  1,440

      Revenues                            $ 3,076
      Income before Extraordinary Items       160
      Extraordinary Items                       1
      Net Earnings                            161

             AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

                                        American Premier Underwriters, Inc.
                                               1995
                                            1st Qtr     1994     1993
      Cash and Investments                            $2,751
      Other Assets                                     1,446
      Insurance Claims and Reserves                    1,674
      Debt                                               510
      Minority Interest                                    6
      Shareholders' Equity                             1,549

      Revenues                               $  433   $1,759   $1,736
      Income from Continuing Operations          16        1      243
      Discontinued Operations                    -        (1)     (11)
      Net Income                                 16       -       232

                                          Chiquita Brands International, Inc. (*)
                                                   1995    1994     1993
      Current Assets                             $  877  $  804
      Non-current Assets                          1,747   1,970
      Current Liabilities                           510     574
      Non-current Liabilities                     1,442   1,555
      Shareholders' Equity                          672     645

      Net Sales of Continuing Operations         $2,566  $2,506   $2,533
      Operating Income                              176      71      104
      Income (Loss) from Continuing Operations       28     (84)     (51)
      Discontinued Operations                       (11)     35       -
      Extraordinary Item                             (8)    (23)      -
      Net Income (Loss)                               9     (72)     (51)

      (*) Amounts for 1994 and 1993 were reclassified by Chiquita in 1995 to reflect discontinued operations.

                                                        Citicasters
Inc.
                                                   1995    1994    1993
      Contracts, Broadcasting Licenses
        and Other Intangibles                      $313    $275
      Other Assets                                  103     128
      Long-term Debt                                132     122
      Shareholders' Equity                          160     151

      Net Revenues                                 $136    $197    $205
      Operating Income                               37      52      40
      Earnings (Loss) before Extraordinary Items     14      63     (67)
      Extraordinary Items                            -       -      408(**)
      Net Earnings                                   14      63     341

      (**) Extraordinary items include a $414 million gain on debt discharged in the reorganization of Citicasters' predecessor.

             AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

G. Cost in Excess of Net Assets Acquired At December 31, 1995 and 1994, accumulated amortization of the excess of cost over net assets of purchased subsidiaries amounted to approximately
   $107 million and $100 million, respectively. Amortization expense was $6.2 million in 1995, $6.1 million in 1994 and $15.0 million in 1993.

H. Payable to American Premier Underwriters, Inc. Following the Mergers, American Premier agreed to lend up to $675 million to AFC under a line of credit, and subsequently advanced funds which, along with other funds available, were used by AFC to redeem $279 million of its various debentures, repay $187 million of Great American Holding Corporation's ("GAHC's") bank debt, and redeem $200 million of GAHC's Notes. Borrowings under the credit line bear interest at 11-5/8% and convert to a four-year term loan in March 2005. At December 31, 1995, AFC had borrowed $623.2 million under the credit agreement. Accrued interest of $16.2 million at December 31, 1995, was paid in January 1996.

I. Long-Term Debt Long-term debt consisted of the following at December 31, (in thousands):

                                                                1995        1994
   American Financial Corporation (Parent Company):
     9-3/4% Debentures due April 2004, less discount of
      $1,249 and $0 (imputed interest rate - 9.8%)          $302,510    $203,759
     12% Debentures due September 1999                          -        120,463
     10% Debentures due October 1999                            -         89,620
     12-1/4% Debentures due September 2003                      -         51,556
     Other, less discount of $0 and $456                       8,692      24,667

                                                            $311,202    $490,065

   Great American Holding Corporation:
     Notes payable to banks                                 $   -       $160,000
     11% Notes due 1998, less discount of $737                  -        149,263
     Floating Rate Notes due 1995, less discount of $78         -         49,922

                                                            $   -       $359,185


   American Annuity Group, Inc.:
     11-1/8% Senior Subordinated Notes due February 2003    $101,443    $103,868
     9-1/2% Senior Notes due August 2001                      41,490      43,990
     Notes payable to banks due September 1999                20,500      30,000
     Other                                                     4,301       5,384

                                                            $167,734    $183,242

   Other Subsidiaries:
     Notes payable secured by real estate                   $ 53,066    $ 45,354
     Notes payable to banks due December 1997                   -         16,000
     Other                                                     3,639      12,901

                                                            $ 56,705    $ 74,255

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

   At December 31, 1995, sinking fund and other scheduled principal payments on debt for the subsequent five years were as follows (in thousands):

                      Parent
                     Company         Other         Total
            1996      $  -         $ 1,788       $ 1,788
            1997       5,910         1,678         7,588
            1998         -           1,867         1,867
            1999         -          22,452        22,452
            2000         -           7,073         7,073

   Debentures purchased in excess of scheduled payments may be applied to satisfy any sinking fund requirement. The scheduled principal payments shown above assume that debentures purchased are applied to the earliest scheduled retirements.

   GAHC, a wholly-owned subsidiary of AFC, has a revolving loan agreement with groups of banks under which it can borrow up to $300 million. Borrowings bear interest at floating rates based on prime or LIBOR and are collateralized by stock of an operating subsidiary. The facility is guaranteed by AFC.

   AAG and AFEI have revolving credit agreements with banks under which they can borrow up to $75 million and $20 million, respectively. Borrowings bear interest at floating rates based on prime or LIBOR and are collateralized.

   During 1995, AFC sold an aggregate of $100 million of its 9-3/4% debentures due in 2004 for cash. In a 1994 exchange offer, AFC issued $204 million of its 9-3/4% debentures for a like amount of its various other debenture issues. The related unamortized original issue discount and debt issue costs ($24.3 million) were written off in 1993. In connection with the offer, all of AFC's 13-1/2% debentures not tendered for exchange were redeemed for $63.2 million in cash.

   In connection with its acquisition of GALIC in 1992, AAG borrowed $230 million from several banks. In 1993, AAG sold $225 million of Notes to the public and repaid the bank loans. During 1994, AAG repurchased $77.1 million of the Notes in exchange for $69 million in cash plus 810,000 shares of its common stock. During 1995, AAG repurchased $4.9 million of the Notes for $5.0 million in cash.

   In the first two months of 1996, AFC repurchased $48.3 million of its debentures for $52.4 million; and AAG repurchased $22.1 million of its Notes for $24.1 million.

   Cash interest payments of $98 million, $115 million and $133 million were made on long-term debt in 1995, 1994 and 1993, respectively.

J. Capital Subject to Mandatory Redemption Capital subject to mandatory redemption includes AFC's Mandatory Redeemable
   Preferred Stock at December 31, 1994 and 1993 and, at
   December 31, 1993, capital subject to a put option.

   Mandatory Redeemable Preferred Stock At December 31, 1994, there were 274,242 shares of $10.50 par value Series E Preferred Stock outstanding. These shares were retired, at par, in December 1995. During 1994, AFC redeemed all 150,212 outstanding shares of Series I Preferred Stock and 230,469 shares of Series E Preferred Stock for approximately
   $6.6 million. During 1993, AFC purchased 75,106 shares of Series I Preferred Stock for approximately $2.1 million.

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

   Capital Subject to Put Option Under a 1983 agreement, certain members of the Lindner family (the "Group") had the right to "put" to AFC their shares of AFC Common Stock or options at a defined value. In anticipation of the extinguishment of the Group's rights due to the Mergers, the allocation of capital equal to that value ($32.5 million) was reclassified to Retained Earnings at December 31, 1994.

K. Other Preferred Stock Under provisions of both the Nonvoting (21.1 million shares authorized, including the Mandatory Redeemable Preferred Stock) and Voting (17.0 million shares authorized, 14.1 million shares outstanding) Cumulative Preferred Stock, the Board of Directors may divide the authorized stock into series and set specific terms and conditions of each series. The outstanding shares of preferred stock consisted of the following:

             Series F, $1 par value - authorized 15,000,000 shares; annual dividends per share $1.80; 10% may be retired at AFC's option at $20 per share in 1996; 13,744,754 shares (stated value - $167.9 million) outstanding at December 31, 1995 and 1994.

             Series G, $1 par value - authorized 2,000,000 shares; annual dividends per share $1.05; may be retired at AFC's option at $10.50 per share; 364,158 shares (stated value - $600,000) outstanding at December 31, 1995 and 1994.

   In 1994, AFC purchased 8,500 shares of Series F Preferred
   Stock from a subsidiary's profit sharing plan for $159,000.

L. Common Stock At December 31, 1994, there were 18,971,217 shares of AFC Common Stock outstanding. Prior to the Mergers discussed in Note A, AFC issued 762,500 common shares upon exercise of stock options. In connection with the Mergers, the number of authorized common shares was increased to 53.5 million and the number of outstanding shares was increased to
   53.0 million. At December 31, 1995, American Financial Group owned all 53.0 million outstanding shares of AFC's Common Stock.

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

M. Income Taxes The following is a reconciliation of income taxes at the statutory rate of 35% and income taxes as shown in the Statement of Earnings (in thousands):

                                                 1995       1994       1993
    Earnings before income taxes and
      extraordinary items                    $183,280   $ 43,568   $261,985
    Extraordinary items before income taxes    (5,180)   (17,192)    (4,559)
    Adjusted earnings before income taxes    $178,100   $ 26,376   $257,426

    Income taxes at statutory rate           $ 62,335   $  9,232   $ 90,099
    Effect of:
      Losses (utilized) not utilized          (22,129)    19,267    (59,141)
      Dividends received deduction             (7,533)    (8,528)    (8,336)
      Minority interest                         5,166      2,998     12,082
      Amortization of intangibles               2,048      1,987      2,658
      Tax exempt interest                        (640)      (689)      (659)
      Foreign income taxes                        359          6         76
      State income taxes                           81        149        820
      Other                                       313       (146)      (303)
    Total provision                            40,000     24,276     37,296
    Amounts applicable to
      extraordinary items                         121        374       -
    Provision for income taxes as shown
      on the Statement of Earnings           $ 40,121   $ 24,650   $ 37,296

   Adjusted earnings (loss) before income taxes consisted of the following (in thousands):
                                                 1995       1994       1993
    Subject to tax in:
      United States                          $178,100   $ 28,422   $255,682
      Foreign jurisdictions                      -        (2,046)     1,744

                                             $178,100   $ 26,376   $257,426

   The total income tax provision consists of (in thousands):

                                                 1995       1994       1993
    Current taxes:
      Federal                                $ 38,704   $ 21,028   $ 43,592
      Foreign                                    -          -           503
      State                                       124        226      1,843
    Deferred taxes (credits):
      Federal                                     620      3,012     (8,256)
      Foreign                                     552         10       (386)

                                             $ 40,000   $ 24,276   $ 37,296

   For income tax purposes, certain members of the AFC consolidated tax group had approximately $268 million of operating loss carryforwards available at December 31, 1995.
   The carryforwards are scheduled to expire as follows: $1 million in 1996, $21 million in 1997 through 2001, $143 million in 2002 through 2006 and $103 million in 2007 through 2010.

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

   Deferred income taxes reflect the impact of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The significant components of deferred tax assets and liabilities for AFC's tax group included in the Balance Sheet at December 31, were as follows (in millions):

                                              1995       1994
       Deferred tax assets:
         Net operating loss carryforwards   $ 93.8      $ 80.0
         Insurance claims and reserves       195.9       202.1
         Other, net                           41.2        53.5
                                             330.9       335.6
         Valuation allowance for deferred
           tax assets                        (91.9)     (111.1)
                                             239.0       224.5
       Deferred tax liabilities:
         Deferred acquisition costs          (89.8)      (78.3)
         Investment securities              (210.8)     (103.6)
                                            (300.6)     (181.9)

       Net deferred tax asset (liability)  ($ 61.6)     $ 42.6

   The gross deferred tax asset has been reduced by a valuation allowance based on an analysis of the likelihood of realization. Factors considered in assessing the need for a valuation allowance include: (i) recent tax returns, which show neither a history of large amounts of taxable income nor cumulative losses in recent years, (ii) opportunities to generate taxable income from sales of appreciated assets, and
   (iii) the likelihood of generating larger amounts of taxable income in the future. The likelihood of realizing this asset will be reviewed periodically; any adjustments required to the valuation allowance will be made in the period in which the developments on which they are based become known.

   Cash payments for income taxes, net of refunds, were $12.9 million, $30.0 million and $49.6 million for 1995, 1994 and 1993, respectively.

N. Extraordinary Items Extraordinary items represent AFC's proportionate share of losses recorded by the following companies from their debt retirements. Amounts shown are net of minority interest and income tax benefits (in thousands):

                                  1995       1994      1993
        AFC (parent)          ($1,713)  ($ 6,454)    $  -
        Subsidiaries:
          GAHC                   (611)      -           -
          AAG                    (201)    (1,328)     (4,559)
        Investee:
          Chiquita             (2,534)    (9,036)       -
                              ($5,059)  ($16,818)    ($4,559)

O. Pending Legal Proceedings Counsel has advised AFC that there is little likelihood of any substantial liability being incurred from any litigation pending against AFC and subsidiaries.

P. Benefit Plans  AFC expensed ESORP contributions of
   $11.0 million in 1995, $6.2 million in 1994 and $9.4 million in 1993. AFC expensed postretirement benefits of $2.9 million in 1995, $2.4 million in 1994 and $3.1 million in 1993.

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

Q. Transactions With Affiliates   In 1993, AFC sold stock of
   an affiliate to certain of its officers and employees for $1.8 million in cash and $270,000 in 5.25% unsecured notes due in five equal annual installments beginning in 1996.
   At December 31, 1993, an AFC real estate subsidiary owed $452,000 to The Provident Bank under a loan purchased by Provident in 1991 from an unrelated bank. The loan was repaid in 1994. Members of the Lindner family are majority owners of Provident's parent. In 1995, a subsidiary of AFC sold a house to its Chairman for $1.8 million. Also during 1995, AFC purchased from American Premier (i) certain properties for $15.9 million; (ii) a small reinsurance subsidiary for $13.7 million; and (iii) shares of AAG for $553,000. All of the above transactions have taken place at approximate market rates or values and, in the opinion of management, all amounts receivable are fully collectible.

R. Quarterly Operating Results (Unaudited) The operations of certain of AFC's business segments are seasonal in nature. While insurance premiums are recognized on a relatively level basis, claim losses related to adverse weather (snow, hail, hurricanes, tornadoes, etc.) may be seasonal. Quarterly results necessarily rely heavily on estimates. These estimates and certain other factors, such as the nature of affiliates' operations and discretionary sales of assets, cause the quarterly results not to be necessarily indicative of results for longer periods of time. See Notes A and C for changes in ownership of companies whose revenues are included in the consolidated operating results and for the effects of gains on sales of subsidiaries and affiliates in individual quarters. The following are quarterly results of consolidated operations for the two years ended December 31, 1995 (in millions).

                                     1st     2nd      3rd       4th           Total
                                 Quarter  Quarter  Quarter  Quarter            Year
     1995
     Revenues                     $553.2   $581.2   $588.4   $660.7        $2,383.5
     Earnings before
       extraordinary items          29.9     17.3     35.8     60.2           143.2
     Extraordinary items              -      (3.1)      -      (2.0)           (5.1)
     Net earnings                   29.9     14.2     35.8     58.2           138.1


     1994
     Revenues                     $523.6   $508.0   $537.5   $533.7        $2,102.8
     Earnings (loss) before
       extraordinary items          26.7     23.2      7.5    (38.5)           18.9
     Extraordinary items           (15.7)     (.7)     (.5)      .1           (16.8)
     Net earnings (loss)            11.0     22.5      7.0    (38.4)            2.1

   Results for 1994 included credits of $3.9 million and $5.3 million in the second and third quarters and a fourth quarter charge of $43.9 million for units outstanding under AFC's Book Value Incentive Plan.

   Realized gains on sales of securities amounted to (in millions):

                          1st      2nd      3rd      4th       Total
                      Quarter  Quarter  Quarter  Quarter        Year
              1995      $ 3.5     $ .9    $17.8   $34.4       $56.6
              1994       14.9      8.2     20.0     5.2        48.3

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

S. Insurance Securities owned by insurance subsidiaries having a carrying value of approximately $808 million at December 31, 1995, were on deposit as required by regulatory authorities.

   Other income includes life, accident and health premiums of $15.7 million in 1995, $2.2 million in 1994 and $2.4 million in 1993.

   During the third quarter of 1994, the California Supreme Court upheld Proposition 103, an insurance reform measure passed by California voters in 1988. In addition to increasing rate regulation, Proposition 103 gives the California insurance commissioner power to mandate rate rollbacks for most lines of property and casualty insurance. GAI recorded a charge of $26 million (included in "Other operating and general expenses") in the third quarter of 1994 in response to the California court decision. This charge was revised at December 31, 1994 to reflect a settlement agreement signed in March 1995 setting GAI's refund obligation at $19 million. The agreement was finalized in 1995 following a required waiting period.

   Several proposals have been made in recent years to change the federal income tax system. Some proposals included changes in the method of treating investment income and tax deferred income. To the extent a new tax law reduces or eliminates the tax deferred status of AFC's annuity products, that segment could be materially affected.

   Insurance Reserves The liability for losses and loss adjustment expenses for certain long-term scheduled payments under workers' compensation, auto liability and other liability insurance has been discounted at rates ranging from 4% to 8%. As a result, the total liability for losses and loss adjustment expenses at December 31, 1995, has been reduced by $67 million.

   The following table provides an analysis of changes in the liability for losses and loss adjustment expenses, net of reinsurance (and grossed up), over the past three years on a GAAP basis (in millions):

                                                1995     1994     1993
    Balance at beginning of period            $2,187   $2,113   $2,886

    Reserves of American Premier at date
      of deconsolidation                        -        -        (785)

    Provision for losses and loss adjustment
      expenses occurring in the current year   1,174    1,027    1,103
    Net decrease in provision for claims
      occurring in prior years                  (108)     (40)     (39)
                                               1,066      987    1,064
    Payments for losses and loss adjustment
      expenses occurring during:
        Current year                            (416)    (381)    (363)
        Prior years                             (580)    (532)    (689)
                                                (996)    (913)  (1,052)

    Balance at end of period                  $2,257   $2,187   $2,113

    Add back reinsurance recoverables            709      730      611

    Unpaid losses and LAE included in
      Balance Sheet, gross of reinsurance     $2,966   $2,917   $2,724

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

   Net Investment Income The following table shows (in millions) investment income earned and investment expenses incurred by AFC's insurance companies.

                                               1995      1994      1993
   Insurance group investment income:
     Fixed maturities                         $614.1   $560.6    $566.2
     Equity securities                           5.5      8.3       9.9
     Other                                       7.9      6.7       4.7
                                               627.5    575.6     580.8
   Insurance group investment expenses (*)     (31.3)   (32.0)    (38.9)
                                              $596.2   $543.6    $541.9

       (*)Included primarily in "Other operating and general expenses" in the Statement of Earnings.

   Statutory Information AFC's insurance subsidiaries are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Net earnings and policyholders' surplus on a statutory basis for the insurance subsidiaries were as follows (in millions):

                                                     Policyholders'
                                    Net Earnings        Surplus
                               1995  1994    1993    1995    1994
     Property and casualty
       companies               $139   $63    $179    $966    $943
     Life insurance companies    76    54      44     273     256

   Reinsurance In the normal course of business, AFC's insurance subsidiaries assume and cede reinsurance with other insurance companies. The following table shows (in millions)
   (i) amounts deducted from property and casualty premium income accounts in connection with reinsurance ceded, (ii) amounts included in income for reinsurance assumed and (iii) reinsurance recoveries deducted from losses and loss adjustment expenses.

                                             1995    1994    1993
       Reinsurance ceded to:
         Non-affiliates                      $466    $402    $333
         Affiliates                           144     161      89
       Reinsurance assumed - including
         involuntary pools and associations    75      83      61
       Reinsurance recoveries                 259     429     343

T. Additional Information Total rental expense for various leases of railroad rolling stock, office space and data processing equipment was $25 million, $22 million and $24 million for 1995, 1994 and 1993, respectively. Sublease rental income related to these leases totaled $6.2 million in 1995, $6.4 million in 1994 and $6.6 million in 1993.

   Future minimum rentals, related principally to office space and railroad rolling stock, required under operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 1995, were as follows:
   1996 - $32 million, 1997 - $25 million, 1998 - $18 million,
   1999 - $11 million, 2000 - $5 million and $7 million thereafter. At December 31, 1995, minimum sublease rentals to be received through the expiration of the leases aggregated $27 million.

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

   Other operating and general expenses included charges for possible losses on agents' balances, reinsurance recoverables and other receivables in the following amounts: 1995 - $0, 1994 - $18 million and 1993 - $10 million. The aggregate allowance for such losses amounted to approximately
   $125 million and $109 million at December 31, 1995 and 1994, respectively.

   Fair Value of Financial Instruments The following table presents (in millions) the carrying value and estimated fair value of AFC's financial instruments at December 31.

                                     1995              1994
                            Carrying     Fair   Carrying     Fair
                               Value    Value      Value    Value
     Assets:
     Bonds and redeemable
       preferred stocks       $7,670   $7,799     $6,492   $6,199
     Other stocks                249      249        209      209

     Liabilities:
     Annuity benefits
       accumulated            $5,052   $4,887     $4,618   $4,510
     Long-term debt:
       Parent company            311      325        490      473
       Subsidiaries              224      234        617      618

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

   Financial Instruments with Off-Balance-Sheet Risk On occasion, AFC and its subsidiaries have entered into financial instrument transactions which may present off-balance-sheet risks of both credit and market risk nature. These transactions include commitments to fund loans, loan guarantees and commitments to purchase and sell securities or loans. At December 31, 1995, AFC and its subsidiaries had commitments to fund credit facilities and contribute limited partnership capital totaling $17 million.

   Restrictions on Transfer of Funds and Assets of Subsidiaries Payments of dividends, loans and advances by AFC's subsidiaries are subject to various state laws, federal regulations and debt covenants which limit the amount of dividends, loans and advances that can be paid. The maximum amount of dividends payable (without prior approval from state insurance regulators) in 1996 from GAI based on net income is approximately $129 million. Total "restrictions" on intercompany transfers from AFC's subsidiaries cannot be quantified due to the discretionary nature of the restrictions.
                               PART IV

                               ITEM 14

       Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Documents filed as part of this Report:
     1. Financial Statements are included in Part II, Item 8.

     2. Financial Statement Schedules:
        A. Selected Quarterly Financial Data is included in Note R to the Consolidated Financial Statements.

        B. Schedules filed herewith for 1995, 1994 and 1993:
                                                                 Page
           I - Condensed Financial Information of Registrant      S-2

           V - Supplemental Information Concerning
                 Property-Casualty Insurance Operations           S-4

          All other schedules for which provisions are made in the applicable regulation of the Securities and Exchange Commission have been omitted as they are not applicable, not required, or the information required thereby is set forth in the Financial Statements or the notes thereto.

    3.  Exhibits - see Exhibit Index on page E-1.

(b) Reports on Form 8-K:

          Date of Reports         Items Reported

          December 13, 1995       Court of Appeals Ruling - USX
                                  Litigation

          February 14, 1996        Agreement to sell Citicasters
                                   Common Stock

             AMERICAN FINANCIAL CORPORATION - PARENT ONLY
      SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            (In Thousands)


                       Condensed Balance Sheet

                                                       December 31,
                                                    1995         1994
Assets:
 Cash and short-term investments              $    5,098   $    4,896
 Investment in securities                            417        1,786
 Receivables from affiliates                     679,659      288,271
 Investment in subsidiaries                    1,259,304      976,151
 Investment in investees                         298,634      233,908
 Other assets                                     10,622       49,747
                                              $2,253,734   $1,554,759
Liabilities and Capital:
 Accounts payable, accrued expenses and
   other liabilities                          $   60,899   $   83,783
 Payable to affiliates                         1,181,626      582,048
 Long-term debt                                  311,202      490,065
 Mandatory redeemable preferred stock               -           2,880
 Other capital                                   700,007      395,983
                                              $2,253,734   $1,554,759

                   Condensed Statement of Earnings

                                                   Year ended December 31,
                                                  1995        1994       1993
Income:
 Dividends from:
   Subsidiaries                               $165,723    $ 25,571   $248,168
   Investees                                     5,368       3,514      4,035
                                               171,091      29,085    252,203
 Equity in undistributed earnings
   of subsidiaries and investees               111,227     113,631     65,435
 Realized gains (losses) on sales of:
   Securities                                    2,389       7,477     (1,743)
   Investees                                    (5,034)     (5,555)    59,182
 Investment and other income                    35,226      26,546     21,370
                                               314,899     171,184    396,447
Costs and Expenses:
 Interest charges on intercompany borrowings     4,198       3,494      3,736
 Interest charges on other borrowings           86,655      56,945     71,057
 Book Value Incentive Plan                        -         44,166        596
 Other operating and general expenses           40,766      23,011     59,073
                                               131,619     127,616    134,462
Earnings before income taxes and
 extraordinary items                           183,280      43,568    261,985
Provision for income taxes                      40,121      24,650     37,296

Earnings before extraordinary items            143,159      18,918    224,689

Extraordinary items, net of income taxes        (5,059)    (16,818)    (4,559)

Net Earnings                                  $138,100    $  2,100   $220,130

             AMERICAN FINANCIAL CORPORATION - PARENT ONLY
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED
                            (In Thousands)



             Condensed Statement of Cash Flows

                                                  Year ended December 31
                                                     1995      1994      1993
Operating Activities:
  Net earnings                                   $138,100  $  2,100   $220,130
  Adjustments:
    Extraordinary losses from retirement
      of debt                                       5,059    16,818      4,559
    Equity in earnings of subsidiaries           (172,079)  (88,060)  (172,803)
    Equity in net earnings of investees           (15,331)   (2,872)    (1,963)
    Depreciation and amortization                     492       612      3,778
    Realized losses (gains) on sales of
      subsidiaries and investments                  2,797   (1,929)    (57,421)
    Writeoff of debt discount and issue costs        -        -         24,814
    Change in receivables from and payables
      to affiliates                              (463,634)   125,427  (196,338)
    Increase (decrease) in payables               (50,797)    37,051   (13,146)
    Dividends from subsidiaries and investees     170,693     20,504   131,914
    Other                                          38,421     (2,194)  (16,943)
                                                 (346,279)   107,457   (73,419)
Investing Activities:
  Purchases of subsidiaries and other
    investments                                  (149,427)      -      (29,501)
  Sales of subsidiaries and other investments       46,831    20,975   126,196
  Other, net                                           (73)     (788)      344
                                                  (102,669)   20,187    97,039
Financing Activities:
  Additional long-term borrowings                   98,828       732     9,984
  Reductions of long-term debt                    (252,880)  (89,901)   (9,062)
  Borrowings from American Premier                 716,876      -         -
  Repayments of borrowings from American
    Premier                                        (94,197)     -         -
  Repurchases of preferred stock                    (2,880)   (6,738)   (2,643)
  Exercise of stock options                          8,721      -         -
  Cash dividends paid                              (25,318)  (29,522)  (28,034)
                                                   449,150  (125,429)  (29,755)

Net Increase (Decrease) in Cash
and Short-term Investments                             202     2,215    (6,135)

Cash and short-term investments at beginning
  of period                                          4,896     2,681     8,816

Cash and short-term investments at end
  of period                                       $  5,098  $  4,896  $  2,681

                          AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                          SCHEDULE V - SUPPLEMENTAL INFORMATION CONCERNING
                               PROPERTY-CASUALTY INSURANCE OPERATIONS
                                THREE YEARS ENDED DECEMBER 31, 1995
                                           (IN MILLIONS)


COLUMN A      COLUMN B      COLUMN C      COLUMN D     COLUMN E      COLUMN F
                              (a)
AFFILIATION   DEFERRED      RESERVES FOR
WITH          POLICY        UNPAID CLAIMS   (b)
REGISTRANT    ACQUISITION   AND CLAIM     DISCOUNT        (c)
              COSTS         ADJUSTMENT    DEDUCTED IN  UNEARNED       EARNED
                             EXPENSES     COLUMN C     PREMIUMS       PREMIUMS

CONSOLIDATED PROPERTY-CASUALTY ENTITIES

  1995         $181          $2,966          $67        $921           $1,535
  1994         $166          $2,917          $71        $825           $1,379
  1993(d)                                                              $1,495


        COLUMN G          COLUMN H        COLUMN I      COLUMN J    COLUMN K
                     CLAIMS AND CLAIM     AMORTIZATION  PAID
       NET           ADJUSTMENT EXPENSES  OF DEFERRED   CLAIMS       PREMIUMS
       INVESTMENT    CURRENT     PRIOR    POLICY        AND CLAIM    WRITTEN
       INCOME          YEAR      YEARS    ACQUISITION   ADJUSTMENT
                                          COSTS         EXPENSES

CONSOLIDATED PROPERTY-CASUALTY ENTITIES

1995     $197        $1,174     ($108)     $356          $  996       $1,600

1994     $177        $1,027     ($ 40)     $329          $  913       $1,481

1993(d)  $206        $1,103     ($ 39)     $345          $1,052       $1,587




    (a) Grossed up for reinsurance recoverables of $709 and $730 at December 31, 1995 and 1994, respectively.
    (b)  Discounted at rates ranging from 4% to 8%.
    (c) Grossed up for prepaid reinsurance premiums of $201 and $172 at December 31, 1995 and 1994, respectively.
    (d)  Includes American Premier's Insurance Group through March 31, 1993.


AMERICAN FINANCIAL GROUP, INC.

  Information for American Financial Group is not included since that company files such information with the Commission as a registrant in its own right.

                          INDEX TO EXHIBITS

                    AMERICAN FINANCIAL CORPORATION

Number                Exhibit Description
  3              Articles of Incorporation and Code
                 of Regulations, filed as Exhibit 3
                 to AFC's Form 10-K for 1994.                     (*)

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

 10(a)           Nonqualified ESORP Plan, filed as
                 Exhibit 10(c) to AFC's Form 10-K
                 for 1994.                                        (*)

 10(b)           Bonus Plan for 1996.                             ____

 12              Computation of ratios of earnings
                 to fixed charges and fixed charges
                 and preferred dividends.                         ____

 16              Letter from Deloitte & Touche LLP
                 included in AFC's Form 8-K filed
                 on August 29, 1995.                              (*)

 21              Subsidiaries of the Registrant.                  ____

 23              Consents of independent auditors                 ____

 27              Financial data schedule                          (**)

 28              Information from reports furnished to
                 state insurance regulatory authorities.          ____

(*)   Incorporated herein by reference
(**) Copy included in Report filed electronically with the Securities and Exchange Commission.

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
    EXHIBIT 12 - COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES
               AND FIXED CHARGES AND PREFERRED DIVIDENDS
                        (Dollars in Thousands)

                                        Year Ended December 31,
                                     1995       1994       1993        1992       1991
Pretax income (loss) excluding
discontinued operations           $178,100   $ 26,376   $257,426    ($144,854)  $118,710
Minority interest in
subsidiaries having
fixed charges(*)                    14,757      8,565     34,800       37,685     44,369
Less undistributed equity in
losses (earnings) of investee      (14,820)    49,010    (25,067)     376,020      5,817
Fixed charges:
  Interest expense                 137,953    114,803    153,836      212,150    245,757
  Debt discount and expense          1,078      1,240      5,273        4,698      6,961
  One-third of rentals               6,162      5,119      5,801       16,341     45,286

      EARNINGS                    $323,230   $205,113   $432,069     $502,040   $466,900
Fixed charges:
  Interest expense                $137,953   $114,803   $153,836     $212,150   $245,757
  Debt discount and expense          1,078      1,240      5,273        4,698      6,961
  One-third of rentals               6,162      5,119      5,801       16,341     45,286
  Pretax preferred dividend
  requirements of subsidiaries        -          -           -           -           598
  Capitalized interest                -          -           -           -         5,495
      FIXED CHARGES               $145,193   $121,162    $164,910    $233,189   $304,097
Fixed charges and
  preferred dividends:
  Fixed charges - per above       $145,193    $121,162    $164,910    $233,189   $304,097
  Preferred dividends               25,376      25,709      26,122      26,218     24,899
      FIXED CHARGES AND
        PREFERRED DIVIDENDS       $170,569   $146,871    $191,032    $259,407   $328,996

Ratio of Earnings to
  Fixed Charges                       2.23       1.69        2.62        2.15       1.54

Earnings in excess of
Fixed Charges                     $178,037   $ 83,951    $267,159    $268,851   $162,803

Ratio of Earnings to Fixed
  Charges and Preferred Dividends     1.90       1.40        2.26        1.94       1.42

Earnings in excess of Fixed
  Charges and Preferred Dividends $152,661   $ 58,242    $241,037    $242,633   $137,904

(*)  Amounts include preferred dividends of subsidiaries.

                    AMERICAN FINANCIAL CORPORATION

             EXHIBIT 21 - SUBSIDIARIES OF THE REGISTRANT


  The following is a list of subsidiaries of AFC at December 31, 1995. All corporations are subsidiaries of AFC and, if indented, subsidiaries of the company under which they are listed.

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

           EXHIBIT 28 - INFORMATION FROM REPORTS FURNISHED
              TO STATE INSURANCE REGULATORY AUTHORITIES



                   Schedule P of Annual Statements



A.  CONSOLIDATED PROPERTY AND CASUALTY ENTITIES   -   See Attached
Schedules

     Schedule P (prepared in accordance with the rules prescribed by the National Association of Insurance Commissioners) includes the reserves of AFC's consolidated property and casualty subsidiaries. The following is a summary of Schedule P reserves (in millions):


     Schedule P - Part 1 Summary - col. 33                  $1,912
                                 - col. 34                     366
     Statutory Loss and Loss Adjustment Expense Reserves    $2,278



B.  UNCONSOLIDATED SUBSIDIARIES                               None



C.  50% OR LESS OWNED PROPERTY AND CASUALTY AFFILIATES
Not Included

     Information for American Financial Group, Inc. for 1995 is not included since that company files such information with the Commission as a registrant in its own right.

                    AMERICAN FINANCIAL CORPORATION

            EXHIBIT 23 - CONSENTS OF INDEPENDENT AUDITORS


     We consent to the incorporation by reference in Registration
     Statement
     No. 33-59989 on Form S-3 and Registration Statement No. 33-63441 on Form S-3 of our report dated March 15, 1996, with respect to the consolidated financial statements and schedules of American Financial Corporation included in the Annual Report on Form 10-K for the year ended December 31, 1995.




                                             ERNST & YOUNG LLP
     Cincinnati, Ohio
     March 27, 1996




     ____________________________________________________________




     We consent to the incorporation by reference in Registration
     Statement
     No. 33-59989 on Form S-3 and Registration Statement No. 33-63441 on Form S-3 of our report dated February 15, 1996 (March 23, 1995 with respect to the acquisition of American Financial Corporation as discussed in Note B to the financial statements), appearing in the Annual Report on Form 10-K of American Financial Corporation for the year ended December 31, 1995.



                                         DELOITTE & TOUCHE LLP

     Cincinnati, Ohio
     March 27, 1996

                              Signatures


    Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, American Financial Corporation has duly caused this Report to be signed on its behalf by the undersigned, duly authorized.

                                     American Financial Corporation


Signed:  March 27, 1996              BY:s/CARL H. LINDNER
                                          Carl H. Lindner
                                          Chairman of the Board and
                                            Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      Signature                    Capacity                  Date


s/CARL H. LINDNER             Chairman of the Board     March 27, 1996
  Carl H. Lindner               of Directors



s/THEODORE H. EMMERICH        Director (*)              March 27, 1996
  Theodore H. Emmerich



s/JAMES E. EVANS              Director                  March 27, 1996
  James E. Evans



s/CARL H. LINDNER III         Director                  March 27, 1996
  Carl H. Lindner III



s/WILLIAM R. MARTIN           Director (*)              March 27, 1996
  William R. Martin



s/FRED J. RUNK                Vice President and        March 27, 1996
  Fred J. Runk                  Treasurer (principal
                                financial and accounting
                                officer)

(*) Member of the Audit Committee



