Form 10-Q
period 1996-03-31
AMERICAN FINANCIAL CORP
filed 1996-05-15
CIK 5016

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549


                              FORM 10-Q


       Quarterly Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934


For the Quarterly Period Ended                         Commission File
March 31, 1996                                         No. 1-7361



                    AMERICAN FINANCIAL CORPORATION


Incorporated under                                     IRS Employer I.D.
the Laws of Ohio                                       No. 31-0624874


           One East Fourth Street, Cincinnati, Ohio  45202
                            (513) 579-2121





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No



As of May 1, 1996, there were 53,000,000 shares of the Registrant's Common Stock outstanding, all of which were owned by American
Financial Group, Inc.

                 AMERICAN FINANCIAL CORPORATION 10-Q
                                PART I
                        FINANCIAL INFORMATION

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
                            (In Thousands)

                                                                March 31,    December 31,
                                                                     1996           1995
        Assets
Cash and short-term investments                               $   180,461     $  331,825
Investments:
 Bonds and redeemable preferred stocks:
   Held to maturity - at amortized cost
     (market - $3,339,300 and $3,386,000)                       3,306,636      3,257,204
   Available for sale - at market
     (amortized cost - $4,523,570 and $4,211,883)               4,587,770      4,412,483
 Other stocks - principally at market
   (cost - $134,429 and $133,665)                                 250,029        248,665
 Investment in investees                                          838,179        833,886
 Loans receivable                                                 595,854        591,105
 Real estate and other investments                                200,654        198,120
     Total investments                                          9,779,122      9,541,463

Recoverables from reinsurers and prepaid
  reinsurance premiums                                            949,057        984,500
Agents' balances and premiums receivable                          370,437        376,330
Deferred acquisition costs                                        341,095        330,353
Other receivables                                                 267,143        202,099
Assets held in separate accounts                                  240,551        238,524
Prepaid expenses, deferred charges and other assets               227,012        224,858
Cost in excess of net assets acquired                             183,503        183,639

                                                              $12,538,381    $12,413,591

      Liabilities and Shareholders' Equity
Unpaid losses and loss adjustment expenses                    $ 2,953,561    $ 2,965,700
Unearned premiums                                                 872,109        920,641
Annuity benefits accumulated                                    5,130,239      5,051,959
Life, accident and health reserves                                544,181        538,274
Payable to American Premier Underwriters                          802,578        639,455
Other long-term debt:
 Direct obligations of AFC Parent Company                         261,806        311,202
 Obligations of AFC subsidiaries:
   American Annuity Group                                         166,053        167,734
   Other subsidiaries                                              55,975         56,705
Liabilities related to separate accounts                          240,551        238,524
Accounts payable, accrued expenses and other
 liabilities                                                      712,465        675,052
Minority interest                                                 134,472        148,338
     Total liabilities                                         11,873,990     11,713,584

Shareholders' Equity:
  Preferred Stock (redemption value - $278,719)                   168,484        168,484
  Common Stock without par value                                    9,625          9,625
  Retained earnings                                               375,282        335,798
  Net unrealized gain on marketable securities,
    net of deferred income taxes                                  111,000        186,100
     Total shareholders' equity                                   664,391        700,007

                                                              $12,538,381    $12,413,591

                 AMERICAN FINANCIAL CORPORATION 10-Q

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF EARNINGS
                            (In Thousands)


                                                    Three months ended
                                                        March 31,
                                                      1996       1995
Income:
  Property and casualty insurance premiums        $373,615   $349,133
  Life, accident and health premiums                24,253        739
  Investment income                                166,682    152,334
  Realized gains on sales of securities             12,669      3,476
  Equity in net earnings of investees               18,662     22,901
  Other income                                      26,082     25,024
                                                   621,963    553,607

Costs and Expenses:
  Property and casualty insurance:
    Losses and loss adjustment expenses            247,112    243,643
    Commissions and other underwriting expenses    121,187    119,611
  Annuity benefits                                  68,015     64,262
  Life, accident and health benefits                21,593        415
  Interest charges on borrowed money                35,121     29,129
  Other operating and general expenses              71,825     57,445
                                                   564,853    514,505

Earnings before income taxes and extraordinary
  items                                             57,110     39,102
Provision for income taxes                          11,059      9,237

Earnings before extraordinary items                 46,051     29,865

Extraordinary items - loss on prepayment of debt    (6,376)      -

Net Earnings                                      $ 39,675   $ 29,865

                 AMERICAN FINANCIAL CORPORATION 10-Q

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In Thousands)

                                                       Three months ended
                                                            March 31,
                                                        1996         1995
Operating Activities:
  Net earnings                                      $ 39,675     $ 29,865
  Adjustments:
    Extraordinary losses from retirement of debt       6,376         -
    Depreciation and amortization                     10,879        7,723
    Annuity benefits                                  68,015       64,262
    Equity in net earnings of investees              (18,662)     (22,901)
    Changes in reserves on assets                      3,610       (1,154)
    Realized gains on investing activities           (11,708)      (3,568)
    Decrease in reinsurance and other receivables      5,193        8,641
    Increase in other assets                         (13,728)     (49,619)
    Increase (decrease) in insurance claims
    and reserves                                     (54,764)      71,072
    Decrease in other liabilities                     (4,987)     (13,960)
    Increase in minority interest                      3,809        3,102
    Dividends from investees                           5,704        5,815
    Other, net                                        (2,479)     (1,197)
                                                      36,933       98,081
Investing Activities:
  Purchases of and additional investments in:
    Fixed maturity investments                      (602,006)    (254,863)
    Equity securities                                 (8,420)        -
    Investees and subsidiaries                        (2,236)        -
    Real estate, property and equipment               (6,153)      (5,331)
  Maturities and redemption's of fixed maturity
    investments                                      134,922       49,019
  Sales of:
    Fixed maturity investments                       159,570       54,732
    Equity securities                                 19,829        9,007
    Real estate, property and equipment                  412        2,079
  Increase in other investments                       (3,179)      (3,574)
                                                    (307,261)    (148,931)

Financing Activities:
  Annuity receipts                                   137,241      119,420
  Annuity payments                                  (113,852)     (99,374)
  Additional long-term borrowings                    100,200       29,750
  Reductions of long-term debt                      (159,470)     (13,176)
  Borrowings from American Premier                   188,600         -
  Repayments of borrowings from American Premier     (33,564)        -
  Repurchases of preferred stock                        -            (147)
  Cash dividends paid                                   (191)        (191)
                                                     118,964       36,282

Net Decrease in Cash and Short-term Investments     (151,364)     (14,568)

Cash and short-term investments at beginning
  of period                                          331,825      171,335

Cash and short-term investments at end of period    $180,461     $156,767

                 AMERICAN FINANCIAL CORPORATION 10-Q

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. Mergers On April 3, 1995, American Financial Corporation ("AFC") merged with a subsidiary of American Financial Group, Inc.
 ("AFG"), a new company formed to own 100% of the common stock of both AFC and American Premier Underwriters, Inc. ("American Premier"). In the transaction, Carl H. Lindner and members of his family, who owned 100% of the Common Stock of AFC, exchanged their AFC Common Stock for approximately 55% of AFG voting common stock. Former shareholders of American Premier, including AFC and its subsidiaries, received shares of AFG stock on a one-for-one basis.

   AFC continues to be a separate SEC reporting company with publicly traded debentures and preferred stock. Holders of AFC Series F and G Preferred Stock were granted voting rights equal to approximately 21% of the total voting power of AFC shareholders immediately prior to the Mergers.

B. Accounting Policies

 Basis of Presentation The accompanying consolidated financial statements for AFC and subsidiaries are unaudited; however, management believes that all adjustments (consisting only of normal recurring accruals unless otherwise disclosed herein) necessary for fair presentation have been made. The results of operations for interim periods are not necessarily indicative of results to be expected for the year. The financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary to be in conformity with generally accepted accounting principles.

 Certain reclassifications have been made to prior years to conform to the current year's presentation. All significant intercompany balances and transactions have been eliminated. All acquisitions have been treated as purchases. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements.

 The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

 AFC's ownership of subsidiaries and significant affiliates with publicly traded shares was as follows:

                                                   March 31,   December 31,
                                                       1996    1995   1994
    American Annuity Group, Inc. ("AAG")                 81%     80%    80%
    American Financial Enterprises, Inc. ("AFEI")        83%     83%    83%
    American Financial Group, Inc.                       23%     24%     -
    American Premier Underwriters, Inc.                  (a)     (a)    42%
    Chiquita Brands International, Inc.                  38%     38%    46%
    Citicasters Inc.                                     38%     38%    37%

    (a) Exchanged for shares of AFG in April 1995.

 Investments Debt securities are classified as "held to maturity" and reported at amortized cost if AFC has the positive intent and ability to hold them to maturity. Debt and equity securities are classified as "available for sale" and reported at fair value with unrealized gains and losses reported as a separate component of shareholders' equity if the securities are not classified as held to maturity or bought and held principally for selling in the near term.

                 AMERICAN FINANCIAL CORPORATION 10-Q

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

   Deferred Acquisition Costs Policy acquisition costs (principally commissions, premium taxes and other underwriting expenses) related to the production of new businesses are deferred ("DPAC"). For the property and casualty companies, the deferral of acquisition costs is limited based upon their recoverability without any consideration for anticipated investment income. DPAC is charged against income ratably over the terms of the related policies. For the annuity companies, DPAC is amortized, with interest, in relation to the present value of expected gross profits on the policies.

                 AMERICAN FINANCIAL CORPORATION 10-Q

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

   Life, Accident and Health Reserves Liabilities for future policy benefits under traditional ordinary life, accident and health policies are computed using a net level premium method. Computations are based on anticipated investment yields, mortality, morbidity and surrenders and include provisions for unfavorable deviations. Reserves are modified as necessary to reflect actual experience and developing trends.

   Assets Held In and Liabilities Related to Separate Accounts Investment annuity deposits and related liabilities represent deposits maintained by several banks under a previously offered tax deferred annuity program. AAG receives an annual fee from each bank for sponsoring the program; depositors can elect to purchase an annuity from AAG with funds in their account.

   Premium Recognition Property and casualty premiums are earned over the terms of the policies on a pro rata basis. Unearned premiums represent that portion of premiums written which is app licable to the unexpired terms of policies in force. On reinsurance assumed from other insurance companies or written through various underwriting organizations, unearned premiums are based on reports received from such companies and organizations. For traditional life, accident and health products, premiums are recognized as revenue when legally collectible from policyholders. For interest-sensitive life and universal life products, premiums are recorded in a policyholder account which is reflected as a liability. Revenue is recognized as amounts are assessed against the policyholder account for mortality coverage and contract expenses.

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

                                             Three months ended March 31,
      Revenues                                         1996          1995
        Property and casualty insurance:
          Premiums earned:
            Specialty lines                        $193,910      $181,348
            Commercial and personal lines           179,547       167,369
            Other lines                                 158           416
                                                    373,615       349,133
          Investment and other income                79,595        71,485
                                                    453,210       420,618
        Annuities and life (*)                      139,414        97,922
        Other                                        10,677        12,166
                                                    603,301       530,706

        Equity in net earnings of investees          18,662        22,901
                                                   $621,963      $553,607

        (*) Represents primarily investment income.

                 AMERICAN FINANCIAL CORPORATION 10-Q

D. Investment in Investees Investment in investees represents AFC's ownership of securities of certain companies. The companies named in the following table are subject to the rules and regulations of the SEC. Market value of the investments was approximately
   $1.1 billion and $1.0 billion at March 31, 1996 and December 31, 1995, respectively. AFC's investment (and common stock ownership percentage) in these investees was as follows (dollars in thousands):

                                 March 31, 1996   December 31, 1995
      American Financial Group   $566,795 (23%)      $568,781 (24%)
      Chiquita                    197,635 (38%)       191,026 (38%)
      Citicasters                  73,749 (38%)        74,079 (38%)
                                 $838,179            $833,886

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

   In February 1996, Citicasters entered into a merger agreement with Jacor Communications, Inc. providing for the acquisition of Citicasters by Jacor. Under the agreement, AFC and its subsidiaries would receive approximately $220 million in cash plus warrants to buy approximately 1.5 million shares of Jacor common stock at $28 per share. AFC expects to realize a pretax gain of approximately $150 million on the sale. Consummation of the transaction is subject to regulatory approvals, and certain adjustments to the price will be made if the transaction closes after September 30, 1996.

   Summarized financial information for AFC's investees follows (in millions):

                                        Three months ended
      American Financial Group              March 31, 1996
      Revenues                                      $1,031
      Income before Extraordinary Item                  81
      Extraordinary Item                                (7)
      Net Earnings                                      74

                                            Three months ended March 31,
      Chiquita                                        1996         1995
      Net Sales                                       $625         $674
      Operating Income                                  58           76
      Income from Continuing Operations                 24           34
      Discontinued Operations                           -             4
      Net Income                                        24           38

                                            Three months ended March 31,
      Citicasters                                     1996         1995
      Net Revenues                                     $31          $29
      Operating Income                                   4            5
      Net Earnings (Loss)                               (1)          1

                 AMERICAN FINANCIAL CORPORATION 10-Q

E. Payable to American Premier Underwriters At March 31, 1996, AFC (parent) had borrowed $675 million under its credit agreement with American Premier. Accrued interest of $19.9 million at March 31, 1996, was paid in April 1996.

   Also included in the payable to American Premier at March 31, 1996, is an aggregate of $107.7 million representing borrowings of two AFC subsidiaries under credit facilities with American
   Premier.

F. Other Long-Term Debt  During the first quarter of 1996, AFC
   (parent) repurchased $49.0 million of its debentures for $53.2 million. AAG repurchased $22.1 million of its Notes for $24.1 million. During the second quarter of 1996 (through May 13), these companies repurchased an aggregate of $45.6 million of debt for $48.9 million.

   At March 31, 1996, sinking fund and other scheduled principal payments on debt for the balance of 1996 and the subsequent five years were as follows (in thousands):

                        Parent
                       Company         Other          Total
         1996          $  -          $ 1,035        $ 1,035
         1997            5,431         1,740          7,171
         1998             -            1,934          1,934
         1999             -           41,725         41,725
         2000             -            7,151          7,151
         2001             -           42,934         42,934

   Debentures purchased in excess of scheduled payments may be applied to satisfy any sinking fund requirement. The scheduled principal payments shown above assume that debentures purchased are applied to the earliest scheduled retirements.

G. Preferred Stock  Under provisions of both the Nonvoting
   (21.1 million shares authorized) and Voting (17.0 million shares authorized, 14.1 million shares outstanding) Cumulative Preferred Stock, the Board of Directors may divide the authorized stock into series and set specific terms and conditions of each series. At March 31, 1996, the outstanding shares of voting preferred stock consisted of the following:

             Series F, $1 par value - authorized 15,000,000 shares; annual dividends per share $1.80; 10% may be retired at AFC's option at $20 per share in 1996; 13,744,754 shares (stated value - $167.9 million) outstanding at March 31, 1996 and December 31, 1995.

             Series G, $1 par value - authorized 2,000,000 shares; annual dividends per share $1.05; may be retired at AFC's option at $10.50 per share; 364,158 shares
             (stated value - $600,000) outstanding at March 31, 1996 and December 31, 1995.

H. Common Stock At March 31, 1996, AFG owned all 53.0 million outstanding shares of AFC's Common Stock.

I. Extraordinary Items Extraordinary items represent AFC's proportionate share of losses recorded by the following companies from their debt retirements. Amounts shown are net of minority interest (in thousands):

       AFC (parent)                        ($4,198)
       AAG                                  (2,178)
                                           ($6,376)

                 AMERICAN FINANCIAL CORPORATION 10-Q

J. Cash Flows - Fixed Maturity Investments "Investing activities" related to fixed maturity investments in AFC's Statement of Cash Flows consisted of the following (in thousands):

                                       Held to  Available
       1996                           Maturity   For Sale      Total
       Purchases                       $64,896   $537,110   $602,006
       Maturities and redemptions       50,200     84,722    134,922
       Sales                              -       159,570    159,570

       1995
       Purchases                       $97,511   $157,352   $254,863
       Maturities and redemptions       26,700     22,319     49,019
       Sales                              -        54,732     54,732

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

LIQUIDITY AND CAPITAL RESOURCES

Ratios AFC's ratio of debt to total capital at the holding company level (excluding amounts due to affiliates) was .28 at March 31, 1996 compared to .31 at December 31, 1995. Including the notes payable to American Premier, the ratio changes to .61 at March 31, 1996 compared to .57 at December 31, 1995. AFC's ratio of earnings to fixed charges on a total enterprise basis was 2.13 for the first three months of 1996 compared to 2.23 for the entire year of 1995; ratios of earnings to fixed charges and preferred dividends were 1.82 and 1.90 for the same periods.

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

In the past, funds have been borrowed under certain of these bank facilities and used for working capital, capital infusions into subsidiaries, and to retire other issues of short-term or high-rate debt. Also, while little was drawn on the bank lines at March 31, 1996, AFC believes it may be prudent and advisable to borrow up to $200 million of bank debt in the normal course and use the proceeds to retire additional amounts of public or privately held fixed rate debt over the next year or two.

In April 1995, AFC entered into a subordinated credit agreement with American Premier under which it can borrow up to $675 million. The credit line bears interest at 11-5/8% and converts to a four-year term loan in March 2005 with scheduled principal payments to begin in April 2005. At March 31, 1996, AFC had borrowed $675 million under the agreement which it used for debt retirements, capital contributions to subsidiaries and other corporate purposes.

In addition, two AFC subsidiaries have separate credit agreements with American Premier allowing for maximum aggregate borrowings of $170 million. Borrowings under these credit lines bear interest at rates approximating prime or LIBOR.

                 AMERICAN FINANCIAL CORPORATION 10-Q

                 Management's Discussion and Analysis
     of Financial Condition and Results of Operations - Continued


Investments Approximately 95% of the bonds and redeemable preferred stocks held by AFC were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at March 31, 1996. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

AFC's equity securities are concentrated in a relatively limited number of major positions. This approach allows management to more closely monitor these companies and the industries in which they operate.

RESULTS OF OPERATIONS

General Pretax earnings for the three months ended March 31, 1996 were $57.1 million, an increase of $18.0 million over the comparable 1995 period. The increase is attributable primarily to improved results from the property and casualty insurance segment.

Property and Casualty Insurance Great American (GAI and its property and casualty insurance subsidiaries) manages and operates its property and casualty business as two major sectors. The specialty lines are a diversified group of over twenty-five business lines that offer a wide variety of specialty insurance products. Some of the more significant areas are executive liability, inland and ocean marine, U.S.-based operations of Japanese companies, agricultural-related coverages, excess and surplus lines and fidelity and surety bonds. The commercial and personal lines provide coverages in commercial multi-peril, workers' compensation, umbrella and commercial automobile, standard private passenger automobile and homeowners insurance.

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

Net written premiums and combined ratios for Great American's property and casualty insurance subsidiaries were as follows (dollars in millions):

                                       Three months ended
                                             March 31,
                                           1996      1995
  Net Written Premiums (GAAP)
    Specialty Operations                 $182.6    $199.0
    Commercial and Personal Operations    165.3     155.9
    Other lines                              .1        .6
                                         $348.0    $355.5

  Combined Ratios (GAAP)
    Specialty Operations                   90.4%    101.9%
    Commercial and Personal Operations    103.7      99.8
    Aggregate                              98.5%    103.6%

  Specialty Operations Net written premiums for the specialty operations decreased 8% during the first three months of 1996 from the comparable 1995 period due primarily to the withdrawal from a voluntary pool. The improvement in the combined ratio is due primarily to large losses in 1995 from (i) participation in a voluntary pool

                 AMERICAN FINANCIAL CORPORATION 10-Q

                 Management's Discussion and Analysis
     of Financial Condition and Results of Operations - Continued


in which AFC is no longer a member and (ii) prior accident year development on coverages of U.S. based operations of Japanese companies.

 Commercial and Personal Operations The 6% increase in net written premiums for the commercial and personal operations for the first three months of 1996 over the comparable 1995 period was due principally to commercial lines writings. The deterioration in the combined ratio is due primarily to increased winter storm losses partially offset by improved results in the commercial operations workers' compensation line of business.

Life, Accident and Health Premiums and Benefits The increase in life, accident and health premiums and benefits reflects AAG's acquisition of Laurentian Capital Corporation in November 1995.

Investment Income Investment income increased $14.3 million (9%) from 1995 due to AAG's acquisition of Laurentian and an increase in the average amount of investments held.

Realized Gains Realized capital gains have been an important part of the return on investments in marketable securities. Individual securities are sold creating gains and losses as market opportunities exist.

Investee Corporations Equity in net earnings of investees (companies in which AFC owns a significant portion of the voting stock) represents AFC's proportionate share of the investees' earnings and losses.

Annuity Benefits Annuity benefits increased approximately 6% over those of the comparable three month period in 1995 due primarily to an increase in average annuity benefits accumulated. The rate at which interest is credited on annuity policyholders' funds is subject to change based on management's judgment of market conditions.

Interest on Borrowed Money Interest expense on borrowed money increased $6.0 million (21%) from 1995 due to borrowings from American Premier, used primarily to retire other long-term debt.

Other Operating and General Expenses Included in other operating and general expenses in the first three months of 1996 is approximately $7.5 million attributable to Laurentian. Also included in the first three months of 1996 and 1995 are charges of $4.0 million and $3.4 million, respectively, for minority interest.

                 AMERICAN FINANCIAL CORPORATION 10-Q
                               PART II
                          OTHER INFORMATION


                                ITEM 6

                   Exhibits and Reports on Form 8-K


(a)  Exhibits:

      Number              Description

       10(a) Credit Agreement dated April 3, 1995 between American Financial Corporation (borrower) and Pennsylvania Company (lender).

       10(b) Reducing Revolving Credit Agreement dated March 29, 1996 between Great American Holding Corporation (borrower) and Pennsylvania Company (lender).

       27 Financial Data Schedule - Included in Report filed electronically with the Securities and Exchange Commission.

(b)  Report on Form 8-K:

      Date of Report      Item Reported

       February 14, 1996  Agreement to sell Citicasters Common Stock






                              Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized.


                                 American Financial Corporation



May 14, 1996                     BY: FRED J. RUNK
                                     Fred J. Runk
                                     Senior Vice President and Treasurer