Form 10-Q
period 1996-06-30
AMERICAN FINANCIAL CORP
filed 1996-08-14
CIK 5016

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549


                              FORM 10-Q


       Quarterly Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934


For the Quarterly Period Ended                         Commission File
June 30, 1996                                          No. 1-7361



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




As of August 1, 1996, there were 53,000,000 shares of the Registrant's Common Stock outstanding, all of which were owned by American
Financial Group, Inc.

                 AMERICAN FINANCIAL CORPORATION 10-Q
                                PART I
                        FINANCIAL INFORMATION

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
                            (In Thousands)

                                                June 30,  December 31,
                                                   1996          1995
        Assets
Cash and short-term investments             $   153,647   $   331,825
Investments:
 Bonds and redeemable preferred stocks:
   Held to maturity - at amortized cost
     (market - $3,281,000 and $3,386,000)     3,289,337     3,257,204
   Available for sale - at market
     (amortized cost - $4,543,465
     and $4,211,883)                          4,540,065     4,412,483
 Other stocks - principally at market
   (cost - $133,958 and $133,665)               261,258       248,665
 Investment in investees                        849,845       833,886
 Loans receivable                               595,928       591,105
 Real estate and other investments              199,003       198,120
     Total investments                        9,735,436     9,541,463

Recoverables from reinsurers and prepaid
  reinsurance premiums                        1,087,018       984,500
Agents' balances and premiums receivable        398,665       376,330
Deferred acquisition costs                      352,077       330,353
Other receivables                               228,147       202,099
Assets held in separate accounts                241,867       238,524
Prepaid expenses, deferred charges and
  other assets                                  186,838       224,858
Cost in excess of net assets acquired           177,740       183,639

                                            $12,561,435   $12,413,591

     Liabilities and Shareholders' Equity
Unpaid losses and loss adjustment expenses  $ 3,064,155   $ 2,965,700
Unearned premiums                               942,729       920,641
Annuity benefits accumulated                  5,208,348     5,051,959
Life, accident and health reserves              556,301       538,274
Payable to American Premier Underwriters        735,736       639,455
Other long-term debt:
 Direct obligations of AFC Parent Company       175,324       311,202
 Obligations of AFC subsidiaries:
   American Annuity Group                       170,397       167,734
   Other subsidiaries                            55,644        56,705
Liabilities related to separate accounts        241,867       238,524
Accounts payable, accrued expenses and
 other liabilities                              630,881       675,052
Minority interest                               133,577       148,338
     Total liabilities                       11,914,959    11,713,584

Shareholders' Equity:
  Preferred Stock (liquidation
    value - $278,719)                           168,484       168,484
  Common Stock without par value                  9,625         9,625
  Retained earnings                             387,767       335,798
  Net unrealized gain on marketable
    securities, net of deferred
      income taxes                               80,600       186,100
     Total shareholders' equity                 646,476       700,007

                                            $12,561,435   $12,413,591

                 AMERICAN FINANCIAL CORPORATION 10-Q

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF EARNINGS
                            (In Thousands)

                                                Three months ended           Six months ended
                                                     June 30,                    June 30,
                                                  1996        1995          1996         1995
Income:
  Property and casualty insurance premiums    $392,697    $376,158    $  766,312   $  725,291
  Life, accident and health premiums            31,261         456        55,514        1,195
  Investment income                            175,304     159,954       341,986      312,288
  Realized gains on sales of securities          1,570         956        14,239        4,432
  Equity in net earnings of investees           23,101      19,675        41,763       42,576
  Other income                                  37,027      24,636        63,109       49,660
                                               660,960     581,835     1,282,923    1,135,442

Costs and Expenses:
  Property and casualty insurance:
    Losses and loss adjustment expenses        279,963     269,651       527,075      513,294
    Commissions and other underwriting
      expenses                                 126,269     124,884       247,456      244,495
  Annuity benefits                              68,790      64,259       136,805      128,521
  Life, accident and health benefits            26,877         665        48,470        1,080
  Interest charges on borrowed money            35,126      36,980        70,247       66,109
  Other operating and general expenses          76,118      58,496       147,943      115,941
                                               613,143     554,935     1,177,996    1,069,440

Earnings before income taxes and
  extraordinary items                           47,817      26,900       104,927       66,002
Provision for income taxes                      12,589       9,637        23,648       18,874

Earnings before extraordinary items             35,228      17,263        81,279       47,128

Extraordinary items - loss on prepayment
  of debt                                      (10,373)     (3,048)      (16,749)      (3,048)

Net Earnings                                  $ 24,855    $ 14,215    $   64,530   $   44,080

                 AMERICAN FINANCIAL CORPORATION 10-Q

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In Thousands)

                                                         Six months ended
                                                              June 30,
                                                        1996         1995
Operating Activities:
  Net earnings                                      $ 64,530     $ 44,080
  Adjustments:
    Extraordinary items                               16,749        3,048
    Depreciation and amortization                     25,963       15,028
    Annuity benefits                                 136,805      128,521
    Equity in net earnings of investees              (41,763)     (42,576)
    Changes in reserves on assets                      7,662         (670)
    Realized gains on investing activities           (13,903)      (3,906)
    Increase in reinsurance and other receivables   (153,936)     (37,864)
    Decrease (increase) in other assets                8,561      (56,811)
    Increase in insurance claims and reserves        138,570      138,825
    Decrease in other liabilities                    (37,318)     (77,379)
    Increase in minority interest                      7,811        5,947
    Dividends from investees                          11,409       11,469
    Other, net                                         2,081       (4,570)
                                                     173,221      123,142
Investing Activities:
  Purchases of and additional investments in:
    Fixed maturity investments                      (965,304)    (758,905)
    Equity securities                                (13,844)        (298)
    Investees and subsidiaries                        (2,236)     (13,327)
    Real estate, property and equipment              (12,942)     (18,206)
  Maturities and redemptions of fixed maturity
    investments                                      255,260      114,737
  Sales of:
    Fixed maturity investments                       355,832      232,710
    Equity securities                                 25,919       11,064
    Investee and subsidiaries                           -          43,697
    Real estate, property and equipment                1,679        3,166
  Increase in other investments                       (6,014)      (5,541)
                                                    (361,650)    (390,903)

Financing Activities:
  Annuity receipts                                   280,579      245,111
  Annuity payments                                  (241,706)    (214,603)
  Additional long-term borrowings                    145,561       80,590
  Reductions of long-term debt                      (248,658)    (392,549)
  Borrowings from American Premier                   198,600      549,000
  Repayments of borrowings from American Premier    (111,564)     (36,000)
  Repurchases of preferred stock                        -            (147)
  Exercise of stock options                             -           8,721
  Cash dividends paid                                (12,561)     (12,699)
                                                      10,251      227,424

Net Decrease in Cash and Short-term Investments     (178,178)     (40,337)

Cash and short-term investments at beginning
  of period                                          331,825      171,335

Cash and short-term investments at end of period    $153,647     $130,998

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

    AFC's ownership of subsidiaries and significant affiliates with publicly traded shares was as follows:

                                                      June 30,   December 31,
                                                         1996    1995   1994
      American Annuity Group, Inc. ("AAG")                 81%     80%    80%
      American Financial Enterprises, Inc. ("AFEI")        83%     83%    83%
      American Financial Group, Inc.                       23%     24%     -
      American Premier Underwriters, Inc.                  (a)     (a)    42%
      Chiquita Brands International, Inc.                  37%     38%    46%
      Citicasters Inc.                                     38%     38%    37%

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

                                            Six months ended June 30,
      Revenues                                      1996        1995
        Property and casualty insurance:
          Premiums earned:
            Specialty lines                   $  407,811  $  377,530
            Commercial and personal lines        358,076     346,943
            Other lines                              425         818
                                                 766,312     725,291
          Investment and other income            152,719     148,231
                                                 919,031     873,522
        Annuities and life (*)                   290,339     198,736
        Other                                     31,790      20,608
                                               1,241,160   1,092,866

        Equity in net earnings of investees       41,763      42,576

                                              $1,282,923  $1,135,442

        (*) Represents primarily investment income.

                 AMERICAN FINANCIAL CORPORATION 10-Q

D. Investment in Investees The companies named in the following table are subject to the rules and regulations of the SEC. Market value of the investments was approximately $1.1 billion and $1.0 billion at June 30, 1996 and December 31, 1995, respectively. AFC's investment (and common stock ownership percentage) in these investees was as follows (dollars in thousands):

                                    June 30, 1996    December 31, 1995
      American Financial Group     $566,127 (23%)       $568,781 (24%)
      Chiquita                      208,180 (37%)        191,026 (38%)
      Citicasters                    75,538 (38%)         74,079 (38%)
                                   $849,845             $833,886

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

   In February 1996, Citicasters and Jacor Communications, Inc. entered into a merger agreement under which AFC and its subsidiaries would receive approximately $220 million in cash plus warrants to buy approximately 1.5 million shares of Jacor common stock at $28 per share. AFC expects to realize a pretax gain of approximately $160 million on the sale which is expected to close in the third quarter. Consummation of the transaction is subject to regulatory approvals, and certain adjustments to the price will be made if the transaction closes after September 30, 1996.

   Summarized financial information for AFC's investees follows (in millions):

                                              Six months    Three months
                                                   ended           ended
      American Financial Group             June 30, 1996   June 30, 1995
      Revenues                                    $2,064          $1,007
      Earnings before Extraordinary Items            140              33
      Extraordinary Items                            (18)              1
      Net Earnings                                   122              34

                                                Six months ended June 30,
      Chiquita                                      1996            1995
      Net Sales                                   $1,339          $1,402
      Operating Income                               133             146
      Income from Continuing Operations               67              66
      Discontinued Operations                        -                 6
      Extraordinary Item                              (5)             (5)
      Net Income                                      62              67

                                                Six months ended June 30,
      Citicasters                                   1996            1995
      Net Revenues                                   $71             $66
      Operating Income                                17              16
      Net Earnings                                     5               7

                 AMERICAN FINANCIAL CORPORATION 10-Q

E. Payable to American Premier Underwriters At June 30, 1996, AFC (parent) had borrowed $675 million under its credit agreement with American Premier. Accrued interest of $19.5 million at that date was paid in July 1996.

    Also included in the payable to American Premier at June 30, 1996, is an aggregate of $41.3 million representing borrowings of two AFC subsidiaries under credit facilities with American Premier.

F. Other Long-Term Debt During the first six months of 1996, AFC (parent) repurchased $135.5 million of its debentures for $145.0 million. AAG repurchased $60.1 million of its Notes for $65.0 million.

    At June 30, 1996, sinking fund and other scheduled principal payments on debt for the balance of 1996 and the subsequent five years were as follows (in thousands):

                        Parent
                       Company          Other          Total
         1996          $  -           $ 9,627        $ 9,627
         1997            5,439          1,750          7,189
         1998             -             1,944          1,944
         1999             -            75,235         75,235
         2000             -             7,163          7,163
         2001             -            42,321         42,321

    Debentures purchased in excess of scheduled payments may be applied to satisfy any sinking fund requirement. The scheduled principal payments shown above assume that debentures purchased are applied to the earliest scheduled retirements.

G.  Preferred Stock  Under provisions of both the Nonvoting
    (21.1 million shares authorized) and Voting (17.0 million shares authorized, 14.1 million shares outstanding) Cumulative Preferred Stock, the Board of Directors may divide the authorized stock into series and set specific terms and conditions of each series. At June 30, 1996, the outstanding shares of voting preferred stock consisted of the following:

         Series F, $1 par value - authorized 15,000,000 shares; annual dividends per share $1.80; 10% may be retired at AFC's option at $20 per share in 1996; 13,744,754 shares (stated value - $167.9 million) outstanding at June 30, 1996 and December 31, 1995.

         Series G, $1 par value - authorized 2,000,000 shares; annual dividends per share $1.05; may be retired at AFC's option at $10.50 per share; 364,158 shares (stated value - $600,000) outstanding at June 30, 1996 and December 31, 1995.

H. Common Stock At June 30, 1996, AFG owned all 53.0 million outstanding shares of AFC's Common Stock.

                 AMERICAN FINANCIAL CORPORATION 10-Q

I. Extraordinary Items Extraordinary items represent AFC's loss and its proportionate share of gains and losses related to debt retirements by the following companies. Amounts shown are net of minority interest and income tax benefits (in thousands):

                                                Six months ended
                                                    June 30,
                                                  1996      1995
       AFC (parent)                           ($ 9,499)  ($1,713)
       AAG                                      (5,605)       30
       Other subsidiary                            110      -
       Chiquita (investee)                      (1,755)   (1,365)

                                              ($16,749)  ($3,048)

J. Cash Flows - Fixed Maturity Investments "Investing activities" related to fixed maturity investments in AFC's Statement of Cash Flows consisted of the following (in thousands):

                                    Held to  Available
       1996                        Maturity   For Sale      Total
       Purchases                   $128,541   $836,763   $965,304
       Maturities and redemptions   101,968    153,292    255,260
       Sales                           -       355,832    355,832

       1995
       Purchases                   $327,946   $430,959   $758,905
       Maturities and redemptions    68,814     45,923    114,737
       Sales                          9,040    223,670    232,710

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

LIQUIDITY AND CAPITAL RESOURCES

Ratios AFC's ratio of debt to total capital at the holding company level (excluding amounts due to affiliates) was .21 at June 30, 1996 compared to .31 at December 31, 1995. Including the notes payable to American Premier, the ratio changes to .57 at both June 30, 1996 and December 31, 1995. AFC's ratio of earnings to fixed charges on a total enterprise basis was 1.91 for the first six months of 1996 compared to
2.23 for the entire year of 1995; ratios of earnings to fixed charges and preferred dividends were 1.63 and 1.90 for the same periods.

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

In May 1996, Standard and Poor's ("S&P") raised its debt ratings on AFC's 9-3/4% Debentures and AAG's senior debt to an investment grade rating of "BBB-". In addition, S&P raised its debt ratings on AAG's subordinated debt to "BB+". S&P stated that the upgrade reflects the sizable reduction in consolidated debt since April 1995 and the continued financial strength of AFC's property and casualty and annuity insurance operations.

Bank credit lines at several subsidiary holding companies provide ample liquidity which can be used to obtain funds for the operating subsidiaries or, if necessary, for the parent company. Agreements with the banks generally run for three to seven years and are renewed before maturity. While it is highly unlikely that all such amounts would ever be borrowed at one time, a maximum of $415 million is available under these bank facilities, $82 million of which was borrowed at June 30, 1996.

In the past, funds have been borrowed under certain of these bank facilities and used for working capital, capital infusions into subsidiaries, and to retire other issues of short-term or high-rate debt. Also, AFC believes it may be prudent and advisable to carry borrowings of up to $200 million of bank debt in the normal course in order to retire public or privately held fixed rate debt over the next year or two.

In April 1995, AFC entered into a subordinated credit agreement with American Premier under which it can borrow up to $675 million. The credit line bears interest at 11-5/8% and converts to a four-year term loan in March 2005 with scheduled principal payments to begin in April
2005.   At June 30, 1996, AFC had borrowed $675 million under the
agreement which it used for debt retirements, capital contributions to subsidiaries and other corporate purposes.

In addition, two AFC subsidiaries have separate credit agreements with American Premier allowing for maximum aggregate borrowings of $170 million. Borrowings under these credit lines bear interest at rates approximating prime or LIBOR. At June 30, 1996, approximately $40 million was borrowed under these lines.

                 AMERICAN FINANCIAL CORPORATION 10-Q

                 Management's Discussion and Analysis
     of Financial Condition and Results of Operations - Continued


Investments Approximately 94% of the bonds and redeemable preferred stocks held by AFC were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at June 30, 1996. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

AFC's equity securities are concentrated in a relatively limited number of major positions. This approach allows management to more closely monitor these companies and the industries in which they operate.

RESULTS OF OPERATIONS

General Pretax earnings for the three months ended June 30, 1996 were $48 million, an increase of $21 million over the comparable 1995 period. This increase in earnings is attributable primarily to (i) improvements in the property and casualty insurance operations, (ii) the growth in invested assets and (iii) increases in investee earnings.

Pretax earnings were $105 million in the first six months of 1996, an increase of $39 million over the comparable 1995 period. A $24 million improvement in the property and casualty insurance results and increases in investment income and realized gains on sales of securities were partially offset by increases in other operating and general expenses, benefits to annuity policyholders and interest on borrowed money.

Property and Casualty Insurance Great American (GAI and its property and casualty insurance subsidiaries) manages and operates its property and casualty business as two major sectors. The specialty lines is a diversified group that offers a wide variety of specialty insurance products. Some of the more significant lines are executive liability, inland and ocean marine, U.S. based operations of Japanese companies, agricultural-related coverages, excess and surplus lines, nonstandard auto coverages and fidelity and surety bonds. The commercial and personal lines provide coverages in commercial multi-peril, workers' compensation, umbrella and commercial automobile, standard private passenger automobile and homeowners insurance.

Underwriting profitability is measured by the combined ratio which is the sum of the ratios of underwriting losses, loss adjustment expenses, underwriting expenses, and policyholder dividends to premiums. When the combined ratio is under 100%, underwriting results are generally considered profitable; when the ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio does not reflect investment income, other income or federal income taxes.

                 AMERICAN FINANCIAL CORPORATION 10-Q

                 Management's Discussion and Analysis
     of Financial Condition and Results of Operations - Continued


Net written premiums and combined ratios for Great American's property and casualty insurance subsidiaries were as follows (dollars in millions):

                                               Three months ended     Six months ended
                                                     June 30,             June 30,
                                                   1996      1995      1996       1995
  Net Written Premiums (GAAP)
    Specialty Operations                         $243.9    $202.8    $426.5     $401.7
    Commercial and Personal Operations            162.9     182.8     328.2      338.7
    Other lines                                      .2        .1        .3         .7
                                                 $407.0    $385.7    $755.0     $741.1

  Combined Ratios (GAAP)
    Specialty Operations                          100.6%    102.4%     95.7%     102.1%
    Commercial and Personal Operations            104.7     102.1     104.2      100.9
    Aggregate                                     103.4     105.2     100.9      104.5

   Specialty Operations Net written premiums for the specialty operations increased 20% and 6% during the second quarter and first six months of 1996 from the comparable 1995 periods. Excluding the impact of withdrawal from an unprofitable voluntary pool, the increase is 27% for the quarter and 17% for the first six months. The increases are due in part to increases in specialized coverages for: U.S. based operations of Japanese companies, agricultural-related businesses, nonstandard automobile, animal mortality and collateral protection exposures. The improvement in the combined ratio for the first six months of 1996 is due primarily to larger losses in 1995 from (i) participation in the voluntary pool and (ii) prior accident year development on coverages of U.S. based operations of Japanese companies.

   Commercial and Personal Operations The 3% decrease in net written premiums for the six months of 1996 is due primarily to significant decreases in personal lines business partially offset by increases in workers' compensation business. The 11% decrease in net written premiums for the second quarter is due to price competition in the commercial casualty lines and reduced writings of homeowners' insurance in certain states. Increases in the combined ratio are due to less favorable loss experience in commercial lines as well as weather-related losses.

Life, Accident and Health Premiums and Benefits The increase in life, accident and health premiums and benefits reflects AAG's acquisition of Laurentian Capital Corporation in November 1995.

Investment Income Investment income increased $15.4 million (10%) in the second quarter and $29.7 million (10%) in the first six months of 1996 compared to 1995 due to AAG's acquisition of Laurentian and an increase in the average amount of investments held.

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

Annuity Benefits Annuity benefits expense increased 6% in the first six months of 1996 due primarily to an increase in average funds accumulated. The rate at which interest is credited on annuity policyholders' funds is subject to change based on management's judgment of market conditions.

Interest on Borrowed Money  Interest on borrowed money decreased
$1.9 million (5%) in the second quarter of 1996 compared to the same period in 1995 due primarily to retirements of debt. In the first six months of 1996, interest on borrowed money increased $4.1 million (6%) compared to 1995 reflecting borrowings from American Premier.

Other Operating and General Expenses Operating and general expenses for the second quarter and first six months of 1996 include
$9.8 million and $17.3 million, respectively, attributable to the operations of Laurentian. Also included in the first six months of 1996 and 1995 are charges of $8.2 million and $6.4 million, respectively, for minority interest.

                 AMERICAN FINANCIAL CORPORATION 10-Q
                               PART II
                          OTHER INFORMATION


                                ITEM 4

         Submission of Matters to a Vote of Security Holders


   AFC's Annual Meeting of Shareholders was held on June 4, 1996; there were two matters voted upon: (Item 1) establish the number of directors at eight, and (Item 2) election of eight directors.

   The votes cast for, against, withheld and the number of abstentions as to each matter voted on at the 1996 Annual Meeting is set forth below. All 53,000,000 common shares owned by AFG were voted in favor of both items.

      Name                     For     Against   Withheld   Abstain

   Item 1                   65,247,183  35,549       N/A     47,032

   Item 2
     Theodore H. Emmerich   65,253,049    N/A      76,715      N/A
     James E. Evans         65,250,689    N/A      79,075      N/A
     Thomas M. Hunt         65,248,657    N/A      81,107      N/A
     Carl H. Lindner        65,252,649    N/A      77,115      N/A
     Carl H. Lindner III    65,251,631    N/A      78,133      N/A
     Keith E. Lindner       65,251,294    N/A      78,470      N/A
     S. Craig Lindner       65,251,697    N/A      78,067      N/A
     William R. Martin      65,251,003    N/A      78,761      N/A


   N/A - Not Applicable


                                ITEM 6

                   Exhibits and Reports on Form 8-K


(a)  Exhibit:

      Number              Description

       27 Financial Data Schedule - Included in Report filed electronically with the Securities and Exchange Commission.

(b)  Report on Form 8-K:  None

                 AMERICAN FINANCIAL CORPORATION 10-Q
                                PART II
                     OTHER INFORMATION - CONTINUED


                              Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized.


                                 American Financial Corporation



August 13, 1996                  BY: FRED J. RUNK
                                     Fred J. Runk
                                     Senior Vice President and Treasurer