Form 10-Q
period 1996-09-30
AMERICAN FINANCIAL CORP
filed 1996-11-14
CIK 5016

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549


                              FORM 10-Q


       Quarterly Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934


For the Quarterly Period Ended                      Commission File
September 30, 1996                                  No. 1-7361



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




As of November 1, 1996, there were 45,000,000 shares of the Registrant's Common Stock outstanding, all of which were owned by American Financial Group, Inc.

                 AMERICAN FINANCIAL CORPORATION 10-Q
                                PART I
                        FINANCIAL INFORMATION

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
                            (In Thousands)

                                           September 30,  December 31,
                                                   1996          1995
        Assets
Cash and short-term investments             $   297,818   $   331,825
Investments:
 Bonds and redeemable preferred stocks:
   Held to maturity - at amortized cost
     (market - $3,258,200 and $3,386,000)     3,256,622     3,257,204
   Available for sale - at market
     (amortized cost - $4,773,787 and
     $4,211,883)                              4,799,687     4,412,483
 Other stocks - principally at market
   (cost - $151,390 and $133,665)               308,590       248,665
 Investment in investees                        772,032       833,886
 Loans receivable                               577,765       591,105
 Real estate and other investments              197,641       198,120
     Total investments                        9,912,337     9,541,463

Recoverables from reinsurers and prepaid
  reinsurance premiums                          966,760       984,500
Agents' balances and premiums receivable        369,422       376,330
Deferred acquisition costs                      364,472       330,353
Other receivables                               196,376       202,099
Assets held in separate accounts                243,339       238,524
Prepaid expenses, deferred charges and
  other assets                                  206,998       224,858
Cost in excess of net assets acquired           176,377       183,639

                                            $12,733,899   $12,413,591

      Liabilities and Shareholders' Equity
Unpaid losses and loss adjustment expenses  $ 3,139,783   $ 2,965,700
Unearned premiums                               894,207       920,641
Annuity benefits accumulated                  5,279,208     5,051,959
Life, accident and health reserves              561,150       538,274
Payable to American Premier Underwriters        725,411       639,455
Other long-term debt:
 Direct obligations of AFC Parent Company       173,566       311,202
 Obligations of AFC subsidiaries:
   American Annuity Group                       159,456       167,734
   Other subsidiaries                            55,411        56,705
Liabilities related to separate accounts        243,339       238,524
Accounts payable, accrued expenses and
  other liabilities                             597,361       675,052
Minority interest                               147,423       148,338
     Total liabilities                       11,976,315    11,713,584

Shareholders' Equity:
  Preferred Stock (liquidation
    value - $278,719)                           168,484       168,484
  Common Stock without par value                  9,625         9,625
  Retained earnings                             464,875       335,798
  Net unrealized gain on marketable
    securities, net of deferred
    income taxes                                114,600       186,100
     Total shareholders' equity                 757,584       700,007


                                            $12,733,899   $12,413,591

                 AMERICAN FINANCIAL CORPORATION 10-Q

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF EARNINGS
                            (In Thousands)

                                              Three months ended      Nine months ended
                                                 September 30,          September 30,
                                                 1996      1995        1996        1995
Income:
  Property and casualty insurance premiums   $398,093  $381,850  $1,164,405  $1,107,141
  Life, accident and health premiums           24,809       403      80,323       1,598
  Investment income                           175,424   160,034     517,410     472,322
  Realized gains on sales of securities         2,547    17,787      16,786      22,219
  Equity in net earnings of investees           8,929     1,422      50,692      43,998
  Gains (losses) on sales of investee
    corporations                              169,376        95     169,376        (347)
  Other income                                 33,702    27,067      96,811      77,169
                                              812,880   588,658   2,095,803   1,724,100

Costs and Expenses:
  Property and casualty insurance:
    Losses and loss adjustment expenses       394,854   262,256     921,929     775,550
    Commissions and other underwriting
      expenses                                117,593   114,590     365,049     359,085
  Annuity benefits                             69,514    65,631     206,319     194,152
  Life, accident and health benefits           21,742       230      70,212       1,310
  Interest charges on borrowed money           32,190    36,928     102,437     103,037
  Other operating and general expenses         80,221    60,978     228,164     176,919
                                              716,114   540,613   1,894,110   1,610,053

Earnings before income taxes and
  extraordinary items                          96,766    48,045     201,693     114,047
Provision for income taxes                     11,710    12,275      35,358      31,149

Earnings before extraordinary items            85,056    35,770     166,335      82,898

Extraordinary items - loss on prepayment
  of debt                                      (7,756)     -        (24,505)     (3,048)

Net Earnings                                 $ 77,300  $ 35,770  $  141,830  $   79,850

                 AMERICAN FINANCIAL CORPORATION 10-Q

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In Thousands)

                                                        Nine months ended
                                                           September 30,
                                                          1996         1995
Operating Activities:
  Net earnings                                      $  141,830   $   79,850
  Adjustments:
    Extraordinary items                                 24,505        3,048
    Depreciation and amortization                       38,815       23,362
    Annuity benefits                                   206,319      194,152
    Equity in net earnings of investees                (50,692)     (43,998)
    Changes in reserves on assets                        7,714        2,932
    Realized gains on investing activities            (186,768)     (22,921)
    Decrease (increase) in reinsurance and
      other receivables                                 45,728      (41,283)
    Increase in other assets                           (30,686)     (80,826)
    Increase in insurance claims and reserves          170,525      116,692
    Decrease in other liabilities                      (69,396)     (18,625)
    Increase in minority interest                       18,685       16,961
    Dividends from investees                            17,114       17,124
    Other, net                                             236       (4,765)
                                                       333,929      241,703
Investing Activities:
  Purchases of and additional investments in:
    Fixed maturity investments                      (1,315,341)  (1,352,959)
    Equity securities                                   (9,117)      (3,749)
    Investees and subsidiaries                          (2,236)     (13,327)
    Real estate, property and equipment                (19,854)     (23,600)
  Maturities and redemptions of fixed maturity
    investments                                        369,880      193,451
  Sales of:
    Fixed maturity investments                         422,011      672,221
    Equity securities                                   31,666       15,258
    Investee and subsidiaries                          221,792       43,697
    Real estate, property and equipment                  4,068        5,040
  Increase in other investments                         (8,741)     (11,030)
                                                      (305,872)    (474,998)

Financing Activities:
  Annuity receipts                                     410,203      338,353
  Annuity payments                                    (372,005)    (302,486)
  Additional long-term borrowings                      204,275      145,128
  Reductions of long-term debt                        (369,220)    (494,753)
  Borrowings from American Premier                     238,600      639,000
  Repayments of borrowings from American Premier      (161,164)     (80,000)
  Repurchases of preferred stock                          -            (147)
  Exercise of stock options                               -           8,721
  Cash dividends paid                                  (12,753)     (12,890)
                                                       (62,064)     240,926

Net Increase (Decrease) in Cash and
  Short-term Investments                               (34,007)       7,631

Cash and short-term investments at beginning
  of period                                            331,825      171,335

Cash and short-term investments at end of period    $  297,818   $  178,966

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

   AFC's ownership of subsidiaries and significant affiliates with publicly traded shares was as follows:
                                                  September 30,  December 31,
                                                          1996   1995   1994
     American Annuity Group, Inc. ("AAG")                   81%    80%    80%
     American Financial Enterprises, Inc. ("AFEI")          83%    83%    83%
     American Financial Group, Inc.                         23%    24%     -
     American Premier Underwriters, Inc.                    (a)    (a)    42%
     Chiquita Brands International, Inc.                    37%    38%    46%
     Citicasters Inc.                                       (b)    38%    37%

     (a) Exchanged for shares of AFG in April 1995.
     (b) Sold in September 1996.

   Investments Debt securities are classified as "held to maturity" and reported at amortized cost if AFC has the positive intent and ability to hold them to maturity. Debt and equity securities are classified as "available for sale" and reported at fair value with unrealized gains and losses reported as a separate component of shareholders' equity if the securities are not classified as held to maturity or bought and held principally for selling in the near term. Only in

                 AMERICAN FINANCIAL CORPORATION 10-Q
   certain limited circumstances, such as significant issuer credit deterioration or if required by insurance or other regulators, may a company change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future.

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

                 AMERICAN FINANCIAL CORPORATION 10-Q

   Benefit Plans AFC provides retirement benefits through contributory and noncontributory defined contribution plans. Contributions to benefit plans are charged against earnings in the year for which they are declared. AFC's Employee Stock Ownership Retirement Plan ("ESORP") is a noncontributory, qualified plan which invests in securities of AFG and affiliates for the benefit of their employees.

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

                                           Nine months ended September 30,
      Revenues                                      1996        1995
        Property and casualty insurance:
          Premiums earned:
            Specialty lines                   $  644,835  $  585,019
            Commercial and personal lines        519,112     520,984
            Other lines                              458       1,138
                                               1,164,405   1,107,141
          Investment and other income            305,683     231,272
                                               1,470,088   1,338,413
        Annuities and life (*)                   437,763     310,128
        Other                                    137,260      31,561
                                               2,045,111   1,680,102

        Equity in net earnings of investees       50,692      43,998

                                              $2,095,803  $1,724,100

        (*) Represents primarily investment income.

                 AMERICAN FINANCIAL CORPORATION 10-Q

D. Investment in Investees The companies in the following table are subject to the rules and regulations of the SEC. The market value of the investments was approximately $842 million and $1.0 billion at September 30, 1996 and December 31, 1995, respectively.
   AFC's investment (and common stock ownership percentage) in these investees was as follows (dollars in thousands):

                              September 30, 1996  December 31, 1995
      American Financial Group     $574,262 (23%)     $568,781 (24%)
      Chiquita                      197,770 (37%)      191,026 (38%)
      Citicasters                     (*)               74,079 (38%)
                                   $772,032           $833,886

      (*) Sold in September 1996.

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

   In September 1996, AFC sold its investment in Citicasters to Jacor Communications for approximately $220 million in cash plus warrants to purchase Jacor common stock. AFC realized a pretax gain of approximately $169 million, before minority interest of $6.5 million, on the sale.

   Summarized financial information for AFC's investees follows (in millions):
                                              Nine months          Six months
                                                    ended               ended
      American Financial Group         September 30, 1996  September 30, 1995
      Revenues                                     $3,227              $2,009
      Earnings before Extraordinary Items             261                  84
      Extraordinary Items - Gain (Loss)
        on Debt Prepayments                           (26)                  3
      Net Earnings                                    235                  87

                                              Nine months ended September 30,
      Chiquita                                       1996                1995
      Net Sales                                    $1,880              $1,971
      Operating Income                                149                 172
      Income from Continuing Operations                60                  57
      Discontinued Operations                        -                      4
      Extraordinary Item - Loss on
        Debt Prepayments                              (23)                 (5)
      Net Income                                       37                  56

                 AMERICAN FINANCIAL CORPORATION 10-Q

E. Payable to American Premier Underwriters At September 30, 1996, AFC (parent) had borrowed $675 million under its revolving credit agreement with American Premier. Accrued interest of $19.8 million at that date was paid in October 1996.

   Included in the payable to American Premier at September 30, 1996, is an aggregate of $30.6 million representing borrowings of an AFC subsidiary under a revolving credit facility with American Premier.

F. Other Long-Term Debt  During the first nine months of 1996, AFC
   (parent) repurchased $137.4 million of its debentures for $147.0 million. AAG repurchased $78.0 million of its Notes for $84.2 million.

   At September 30, 1996, sinking fund and other scheduled principal payments on debt for the balance of 1996 and the subsequent five years were as follows (in thousands):

                      Parent
                     Company         Other           Total
         1996        $  -          $   309         $   309
         1997          5,604        16,250          21,854
         1998           -            1,944           1,944
         1999           -           76,736          76,736
         2000           -            7,163           7,163
         2001           -           42,321          42,321

   Debentures purchased in excess of scheduled payments may be applied to satisfy any sinking fund requirement. The scheduled principal payments shown above assume that debentures purchased are applied to the earliest scheduled retirements.

G. Preferred Stock  Under provisions of both the Nonvoting
   (21.1 million shares authorized) and Voting (17.0 million shares authorized, 14.1 million shares outstanding) Cumulative Preferred Stock, the Board of Directors may divide the authorized stock into series and set specific terms and conditions of each series. Outstanding shares of AFC voting preferred stock consisted of the following (see Note L - "Subsequent Events"):

             Series F, $1 par value - authorized 15,000,000 shares; annual dividends per share $1.80; nonredeemable after 1996; 13,744,754 shares (stated value -
       $167.9 million) outstanding at September 30, 1996 and December 31, 1995.

             Series G, $1 par value - authorized 2,000,000 shares; annual dividends per share $1.05; may be retired at AFC's option at $10.50 per share; 364,158 shares (stated value -
       $600,000) outstanding at September 30, 1996 and
       December 31, 1995.

H. Common Stock Since the Mergers, AFG has owned all outstanding shares of AFC's Common Stock.

                 AMERICAN FINANCIAL CORPORATION 10-Q

I. Extraordinary Items Extraordinary items represent AFC's loss and its proportionate share of gains and losses related to debt retirements by the following companies. Amounts shown are net of minority interest and income tax benefits (in thousands):

                                                Nine months ended
                                                   September 30,
                                                  1996       1995
       AFC (parent)                           ($ 9,605)   ($1,713)
       AAG                                      (7,159)        30
       Other subsidiary                             57       -
       Chiquita (investee)                      (7,798)    (1,365)

                                              ($24,505)   ($3,048)

J. Cash Flows - Fixed Maturity Investments "Investing activities" related to fixed maturity investments in AFC's Statement of Cash Flows consisted of the following (in thousands):

                                       Held to    Available
       1996                           Maturity     For Sale        Total
       Purchases                      $156,834   $1,158,507   $1,315,341
       Maturities and redemptions      173,562      196,318      369,880
       Sales                             9,310      412,701      422,011

       1995
       Purchases                      $424,915     $928,044   $1,352,959
       Maturities and redemptions      118,469       74,982      193,451
       Sales                             9,040      663,181      672,221

   Securities classified as "held to maturity" having an amortized cost of $9.5 million and $9.0 million were sold in 1996 and 1995, respectively, due to significant deterioration in the issuers' creditworthiness.

K. Pending Legal Proceedings Counsel has advised AFC that there is little likelihood of any substantial liability being incurred from any litigation pending against AFC and subsidiaries.

L. Subsequent Events  In October 1996, AFC announced it will redeem
   1.6 million shares of its Series F preferred stock at $20 per share in December 1996. In November 1996, an AAG trust subsidiary issued $75 million of 9-1/4% Trust Originated Preferred Securities for cash.

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

LIQUIDITY AND CAPITAL RESOURCES

Ratios AFC's ratio of debt to total capital at the holding company level (excluding amounts due to affiliates) was .19 at September 30, 1996 compared to .31 at December 31, 1995. Including the notes payable to American Premier, the ratio changes to .54 at September 30, 1996 compared to .57 at December 31, 1995. AFC's ratio of earnings to fixed charges on a total enterprise basis was 2.58 for the first nine months of 1996 compared to 2.23 for the entire year of 1995; ratios of earnings to fixed charges and preferred dividends were 2.19 and 1.90 for the same periods.

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

In recent months, three nationally recognized rating agencies issued or upgraded their ratings on AFC and AAG senior public debentures, all of which are now rated investment grade. AAG's subordinated debentures are rated investment grade by two of the agencies. Generally, the upgrades reflect the expectation that AFC's consolidated debt to total capital will remain conservative and that coverage ratios will benefit from higher subsidiary earnings and a lower level of fixed charges.

Bank credit lines at several subsidiary holding companies provide ample liquidity which can be used to obtain funds for the operating subsidiaries or, if necessary, for the parent company. Agreements with the banks generally run for three to seven years and are renewed before maturity. While it is highly unlikely that all such amounts would ever be borrowed at one time, a maximum of $415 million is available under these bank facilities, $89 million of which was borrowed at September 30, 1996.

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

In April 1995, AFC entered into a subordinated credit agreement with American Premier under which it can borrow up to $675 million. The credit line bears interest at 11-5/8% and converts to a four-year term loan in March 2005 with scheduled principal payments to begin in April 2005. At September 30, 1996, AFC had borrowed $675 million under the agreement which it used for debt retirements, capital contributions to subsidiaries and other corporate purposes.

                 AMERICAN FINANCIAL CORPORATION 10-Q

                 Management's Discussion and Analysis
     of Financial Condition and Results of Operations - Continued


In addition, two AFC subsidiaries have separate revolving credit agreements with American Premier allowing for maximum aggregate borrowings of $170 million. Borrowings under these credit lines bear interest at rates approximating prime or LIBOR. At September 30, 1996, approximately $30 million was borrowed under these lines.

Investments Approximately 93% of the bonds and redeemable preferred stocks held by AFC were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at September 30, 1996. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

AFC's equity securities are concentrated in a relatively limited number of major positions. This approach allows management to more closely monitor these companies and the industries in which they operate.

RESULTS OF OPERATIONS

General Pretax earnings for the three months ended September 30, 1996 were $97 million, an increase of $49 million over the comparable 1995 period. Pretax earnings for the 1996 quarter include (i) a $169 million gain on the sale of AFC's investment in Citicasters, (ii) a charge of $87 million resulting from a decision to strengthen insurance reserves relating to asbestos and other environmental matters ("A&E") and (iii) losses of approximately $30 million related to damage from Hurricane Fran.

Pretax earnings were $202 million in the first nine months of 1996, an increase of $88 million over the comparable 1995 period. The gain on the sale of Citicasters and an increase in investment income were partially offset by the charge for A&E reserves and losses from Hurricane Fran.

Property and Casualty Insurance Great American (GAI and its property and casualty insurance subsidiaries) manages and operates its property and casualty business as two major sectors. The specialty lines is a diversified group that offers a wide variety of specialty insurance products. Some of the more significant lines are executive liability, inland and ocean marine, U.S.-based operations of Japanese companies, agricultural-related coverages, excess and surplus lines, nonstandard auto coverages and fidelity and surety bonds. The commercial and personal lines provide coverages in commercial multi-peril, workers' compensation, umbrella and commercial automobile, standard private passenger automobile and homeowners insurance.

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

                  AMERICAN FINANCIAL CORPORATION 10-Q

                 Management's Discussion and Analysis
     of Financial Condition and Results of Operations - Continued


Net written premiums and combined ratios for Great American's property and casualty insurance subsidiaries were as follows (dollars in millions):

                                      Three months ended    Nine months ended
                                         September 30,         September 30,
                                            1996    1995       1996      1995
  Net Written Premiums (GAAP)
    Specialty Operations                  $245.1  $228.6   $  671.6  $  630.3
    Commercial and Personal Operations     160.7   186.8      488.9     525.5
    Other lines                               -       .1         .3        .8
                                          $405.8  $415.5   $1,160.8  $1,156.6

  Combined Ratios (GAAP)
    Specialty Operations                    75.7%   96.6%      88.4%    100.2%
    Commercial and Personal Operations     126.7    99.6      111.2     100.5
    Aggregate (including A&E and
      other lines)                         128.7    98.8      110.5     102.4


   Operating results for the third quarter and first nine months of 1996 were adversely impacted by two unusual items: (i) approximately $30 million in losses due to Hurricane Fran and (ii) the strengthening of A&E reserves (exposures for which AFC has been held liable under general liability policies written years ago). AFC increased A&E reserves of its discontinued insurances lines by $120 million by recording a third quarter, non-cash, pretax charge of $87 million and reallocating $33 million in reserves from its Specialty Operations.
A&E reserves at September 30, 1996 were approximately $340 million, an amount expected to be approximately 11 times the preceding three years' average claim payments.

   Specialty Operations Net written premiums for the specialty operations increased 7% during the third quarter and first nine months of 1996 from the comparable 1995 periods. Excluding the impact of withdrawal from an unprofitable voluntary pool, the increase is 13% for the quarter and 15% for the first nine months. The increases are due in part to increases in specialized coverages for U.S.-based operations of Japanese companies, agricultural-related businesses, nonstandard automobile, animal mortality and collateral protection exposures. The improvement in the combined ratio for the third quarter and first nine months of 1996 is due primarily to (i) improved results in certain niche businesses, (ii) the reallocation of $33 million in reserves to A&E reserves (a combined ratio impact of 13.9 points and 5.1 points for the third quarter and first nine months of 1996), and (iii) losses in 1995 from participation in the voluntary pool.

   Commercial and Personal Operations The 7% decrease in net written premiums for the nine months of 1996 is due primarily to significant decreases in personal lines business. The 14% decrease in net written premiums for the third quarter is due to price competition in the commercial casualty lines and reduced writings of homeowners' insurance in certain states. Increases in the combined ratio reflect the impact of losses due to Hurricane Fran as well as other weather-related losses.

Life, Accident and Health Premiums and Benefits The increase in life, accident and health premiums and benefits reflects AAG's acquisition of Laurentian Capital Corporation in November 1995.

Investment Income Investment income increased $15.4 million (10%) in the third quarter and $45.1 million (10%) in the first nine months of 1996 compared to 1995 due to AAG's acquisition of Laurentian and an increase in the average amount of investments held.

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

Gains (Losses) on Sales of Investee Corporations The gain on sale of investee for the third quarter and first nine months of 1996 represents a pretax gain, before minority interest, on the sale of Citicasters common stock.

Annuity Benefits Annuity benefits expense increased 6% in the first nine months of 1996 due primarily to an increase in average funds accumulated. The rate at which interest is credited on annuity policyholders' funds is subject to change based on management's judgment of market conditions.

Interest on Borrowed Money  Interest on borrowed money decreased
$4.7 million (13%) in the third quarter compared to 1995 due primarily to retirements of debt.

Other Operating and General Expenses Operating and general expenses for the third quarter and first nine months of 1996 include
$8.9 million and $26.2 million, respectively, attributable to the operations of Laurentian. Also included in the first nine months of 1996 and 1995 are charges of $19.3 million and $10.8 million, respectively, for minority interest.

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


                                 American Financial Corporation



November 11, 1996                 BY: FRED J. RUNK
                                      Fred J. Runk
                                      Senior Vice President and Treasurer