Form 10-K405
period 1996-12-31
AMERICAN FINANCIAL CORP
filed 1997-03-28
CIK 5016

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-K

         Annual Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934


For the Fiscal Year Ended                                Commission File
December 31, 1996                                        No. 1-7361


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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and need not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 1, 1997, there were 45,000,000 shares of the Registrant's Common Stock outstanding, all of which were owned by American Financial Group, Inc. At that date there were 11,900,725 shares of Series F Voting Preferred Stock and 1,964,158 shares of Series G Voting Preferred Stock outstanding (all of which were owned by non-affiliates). All shares of Common and Preferred Stock are entitled to one vote per share and generally vote as a single class. The aggregate market value of Preferred Stock at that date was
$282 million (based on a market price of $22.00 per share for Series F and $10.375 per share for Series G.)
                            ________________


              Documents Incorporated by Reference:  None

                  AMERICAN FINANCIAL CORPORATION

                      INDEX TO ANNUAL REPORT

                           ON FORM 10-K



Part I                                                          Page
  Item  1 - Business:
            Introduction                                           1
            Property and Casualty Insurance Operations             2
            Annuity and Life Operations                           15
            Other Companies                                       18
            Investment Portfolio                                  18
            Regulation                                            20
  Item  2 - Properties                                            22
  Item  3 - Legal Proceedings                                     22
  Item  4 - Submission of Matters to a Vote of Security Holders    *


Part II
  Item  5 - Market for Registrant's Common Equity and Related
             Stockholder Matters                                  24
  Item  6 - Selected Financial Data                               24
  Item  7 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                 25
  Item  8 - Financial Statements and Supplementary Data           34
  Item  9 - Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                  34

Part III
  Item 10 - Directors and Executive Officers of the Registrant    34
  Item 11 - Executive Compensation                                34
  Item 12 - Security Ownership of Certain Beneficial Owners
              and Management                                      34
  Item 13 - Certain Relationships and Related Transactions        34


Part IV
  Item 14 - Exhibits, Financial Statement Schedules and
             Reports on Form 8-K                                 S-1



* The response to this Item is "none".

                                PART I

                                ITEM 1

                               Business

Introduction

    American Financial Corporation ("AFC") was incorporated as an Ohio Corporation in 1955. Its address is One East Fourth Street, Cincinnati, Ohio, 45202; its phone number is (513) 579-2121. At December 31, 1996, American Financial Group, Inc. ("AFG") owned all of the outstanding Common Stock of AFC (See "Mergers" below).

    AFC is a holding company which, through its subsidiaries, is engaged primarily in specialty and multi-line property and casualty insurance businesses and in the sale of tax-deferred annuities. AFC's property and casualty operations originated in 1872 and are the seventeenth largest property and casualty group in the United States based on 1995 statutory net premiums written of $3.1 billion.

Mergers/Capital Contribution

    On April 3, 1995, AFC merged with a subsidiary of AFG a new company formed to own 100% of the common stock of both AFC and American Premier Underwriters, Inc. ("American Premier"). In the transaction, Carl H. Lindner and members of his family, who owned 100% of the Common Stock of AFC, exchanged their AFC Common Stock for approximately 55% of AFG voting common stock. Former shareholders of American Premier, including AFC and its subsidiaries, received shares of AFG stock on a one-for-one basis. AFC receives dividends paid on AFG common stock; however, its shares generally will not be eligible to be voted as long as AFC is owned by AFG. No gain or loss was recorded on the exchange of shares.

    AFC continues to be a separate SEC reporting company with publicly traded debentures and preferred stock. Holders of AFC Series F and G Preferred Stock were granted voting rights equal to approximately 21% of the total voting power of AFC shareholders immediately prior to the Mergers.

    At the close of business on December 31, 1996, AFG contributed to AFC 81% of the common stock of American Premier. Since AFC and American Premier were under the common control of AFG, the acquisition of American Premier has been recorded by AFC at AFG's historical cost in a manner similar to a pooling of interests. Accordingly, the historical consolidated financial statements of AFC for periods subsequent to the April 1995 Mergers have been restated to include the accounts of American Premier.

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

                                       Ownership at December 31,
                                     1996  1995  1994   1993  1992

  Great American Insurance Group     100%  100%  100%   100%  100%
  American Annuity Group              81%   81%   80%    80%   82%
  American Financial Enterprises      83%   83%   83%    83%   83%
  American Premier Underwriters       81%   (a)   42%    41%   51%
  Chiquita Brands International       43%   44%   46%    46%   46%
  Citicasters                         (b)   38%   37%    20%   40%
  General Cable                        -     -    (c)    45%   45%

  (a) Exchanged for shares of American Financial Group in April 1995.
  (b) Sold in September 1996.
  (c) Sold in June 1994.

    The following summarizes the more significant changes in ownership percentages shown in the above table.

    American Premier Underwriters In 1993, American Financial Enterprises, Inc. ("AFEI") sold 4.5 million shares of American Premier common stock in a secondary public offering. At the close of business on December 31, 1996, AFG contributed to AFC 81% of the common stock of American Premier.

    Citicasters In December 1993, Great American Communications Company ("GACC") completed a prepackaged plan of reorganization. In the restructuring, AFC's previous holdings of GACC stock and debt were exchanged for 20% of the new common stock. GACC changed its name to Citicasters to reflect the nature of its business. In June 1994, AFEI purchased approximately 10% of Citicasters common stock. In the second half of 1994, Citicasters repurchased and retired approximately 21% of its common stock. In September 1996, the investments in Citicasters were sold to an unaffiliated company.

    General Cable In 1994, AFC sold its investment in General Cable to an unaffiliated company.

Property and Casualty Insurance Operations

   AFC manages and operates its property and casualty business in three major business segments: Nonstandard Automobile Insurance, Specialty Lines and Commercial and Personal Lines. Each segment is comprised of multiple business units which operate autonomously but with strong central financial controls and full accountability. Decentralized control allows each unit the autonomy necessary to respond to local and specialty market conditions while capitalizing on the efficiencies of centralized investment, actuarial, financial and legal support functions. AFC's property and casualty insurance operations employ approximately 7,800 persons.

   Unless indicated otherwise, the financial information presented for the property and casualty insurance operations is presented based on generally accepted accounting principles ("GAAP") and includes the insurance operations of AFC and American Premier for all periods.

   The following table shows the size (in millions), segment and A.M. Best rating of AFC's major property and casualty insurance subsidiaries.

                                   1996 Net Written Premiums
                                  Commercial               NSA   A.M. Best
                                and Personal  Specialty  Group     Rating

  Great American                        $660     $636   $   -        A

  Republic Indemnity                      -       222       -        A
  Mid-Continent                           -        90       -        A
  American Empire Surplus Lines           -        28       -        A+

  Atlanta Casualty                        -        -       391       A
  Windsor                                 -        -       323       A
  Infinity                                -        -       232       A
  Leader National                         -        -        63       A-
  Transport                               -        -       106       A
  Other                                   -        17       20
                                        $660     $993   $1,135

   The primary objective of the property and casualty insurance operations is to achieve underwriting profitability. Underwriting profitability is measured by the combined ratio which is a sum of the ratios of underwriting losses, loss adjustment expenses ("LAE"), underwriting expenses and policyholder dividends to premiums. When the combined ratio is under 100%, underwriting results are generally considered profitable; when the ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio does not reflect investment income, other income or federal income taxes.

   Management's focus on underwriting performance has resulted in a statutory combined ratio averaging 101.2% for the period 1992 to 1996, as compared to 108.8% for the property and casualty industry over the same period (Source: "Best's Review - Property/Casualty" - January 1997 Edition). Management's philosophy is to refrain from writing business that is not expected to produce an underwriting profit even if it is necessary to limit premium growth to do so.

   For 1996, net written premiums were nearly $2.8 billion compared to $3.1 billion in 1995. The decrease reflects the effect of significant rate increases initiated by the nonstandard auto group, the continuing competitive pricing environment in the California workers' compensation market as well as the casualty markets, withdrawal from an unprofitable pool at the end of 1995 and reduced writings of homeowners' insurance in certain states.

   The following table shows (in millions) certain information of AFC's property and casualty insurance operations. While financial data is reported on a statutory basis for insurance regulatory purposes, it is reported in accordance with GAAP for shareholder and other investment purposes. In general, statutory accounting results in lower capital surplus and net earnings than result from application of GAAP. Major differences include charging policy acquisition costs to expense as incurred rather than spreading the costs over the periods covered by the policies; recording bonds and redeemable preferred stocks primarily at amortized cost; netting of reinsurance recoverables and prepaid reinsurance premiums against the corresponding liability; requiring additional loss reserves; and charging to surplus certain assets, such as furniture and fixtures and agents' balances over 90 days old.

                                   1996      1995       1994
  Statutory Basis
  Premiums Earned                $2,821    $3,006     $2,915
  Admitted Assets                 6,603     6,753      6,398
  Unearned Premiums               1,104     1,160      1,093
  Loss and LAE Reserves           3,397     3,394      3,275
  Capital and Surplus             1,659     1,595      1,586

  GAAP Basis
  Premiums Earned                $2,845    $3,031     $2,945
  Total Assets                    8,623     9,002      8,617
  Unearned Premiums               1,248     1,294      1,213
  Loss and LAE Reserves           4,124     4,097      4,021
  Shareholder's Equity            2,695     2,893      2,615

   The following table shows the performance of AFC's property and casualty insurance operations in various categories (dollars in millions):
                                           1996      1995      1994

  Net written premiums                   $2,788    $3,092    $3,124

  Net earned premiums                    $2,845    $3,031    $2,945
  Loss and LAE                            2,132     2,265     2,077
  Underwriting expenses                     780       792       770
  Policyholder dividends                     14         8        84
  Underwriting profit (loss)            ($   81)  ($   34)   $   14

  GAAP ratios:
    Loss and LAE ratio                     75.0%     74.8%    70.5%
    Underwriting expense ratio             27.4      26.1     26.1
    Policyholder dividend ratio              .5        .3      2.8
    Combined ratio (a)                    102.9%    101.2%    99.4%

  Statutory ratios:
    Loss and LAE ratio                     74.8%     74.8%    71.0%
    Underwriting expense ratio             27.2      25.9     26.3
    Policyholder dividend ratio              .4       1.7      3.6
    Combined ratio (a)                    102.4%    102.4%   100.9%

  Industry statutory combined ratio (b)   107.0%    106.5%   108.5%

  (a) The 1996 combined ratios include an increase of 2.8 percentage points attributable to the strengthening of insurance reserves relating to asbestos and other environmental matters ("A&E").

  (b) Ratios are derived from "Best's Review - Property/Casualty"
      (January 1997 Edition).

Nonstandard Automobile Insurance

    General.   The Nonstandard Automobile Insurance segment ("NSA Group")
underwrites private passenger automobile liability and physical damage insurance policies for "nonstandard" risks. Nonstandard insureds are those individuals who are unable to obtain insurance through standard market carriers due to factors such as age, record of prior accidents, driving violations, particular occupation or type of vehicle. Premium rates for nonstandard risks are generally higher than for standard risks. Total private passenger automobile insurance premiums written by insurance carriers in the United States in 1996 have been estimated by A.M. Best to be approximately $110 billion. Because it can be viewed as a residual market, the size of the nonstandard private passenger automobile insurance market changes with the insurance environment and grows when standard coverage becomes more restrictive. When this occurs, the criteria which differentiate standard from nonstandard insurance risks change. The size of the voluntary nonstandard market is also affected by rate levels adopted by state administered involuntary plans. According to A.M. Best, the voluntary nonstandard market has accounted for about 15% of total private passenger automobile insurance premiums written in recent years.

   The NSA Group's implementation of significant rate increases during the last couple years and competitive pressures in the nonstandard automobile insurance industry served to curtail the trend of annual premium growth it had experienced previously. These rate increases contributed to an improvement, however, in underwriting profitability for 1996.

   The NSA Group writes business in 42 states and holds licenses to write policies in 48 states and the District of Columbia. The U.S. geographic distribution of the NSA Group's statutory direct written premiums in 1996 compared to 1992, was as follows:

                 1996     1992                    1996     1992
  Florida        12.1%    20.1%     Mississippi    3.2%     3.3%
  Pennsylvania   10.1       *       Oklahoma       3.1      2.9
  Texas           9.4      2.2      Missouri       3.0      2.2
  Georgia         8.9     13.7      New York       3.0       *
  California      8.0      8.4      Arizona        2.5      5.9
  Connecticut     5.8      3.5      Washington     2.4       *
  Indiana         3.3      3.6      Alabama        2.1      4.2
  Tennessee       3.2      4.7      Other         19.9     25.3
                                                100.0%   100.0%
  _____________
  * less than 2%

   In addition, the NSA Group writes approximately 4% of its net premiums annually in the United Kingdom.

   Management believes that the NSA Group's underwriting success has been due, in part, to the refinement of various risk profiles, thereby dividing the consumer market into more defined segments which can be underwritten or priced properly. The NSA Group also generally writes policies of short duration which allow more frequent rating evaluations of individual risks, providing management greater flexibility in the ongoing assessment of the business. In addition, the NSA Group has implemented cost control measures both in the underwriting and claims handling areas.

   The following table shows the performance of AFC's NSA Group insurance operations in various categories (dollars in millions):

                                         1996       1995      1994

  Net written premiums                 $1,135     $1,277    $1,186

  Net earned premiums                  $1,183     $1,246    $1,097
  Loss and LAE                            904      1,036       833
  Underwriting expenses                   278        273       265
  Underwriting profit (loss)           $    1    ($   63)  ($    1)

  GAAP ratios:
    Loss and LAE ratio                   76.4%      83.2%     75.9%
    Underwriting expense ratio           23.5       22.0      24.1
    Combined ratio                       99.9%     105.2%    100.0%

  Statutory ratios:
    Loss and LAE ratio                    75.8%      83.1%     76.0%
    Underwriting expense ratio            22.5       21.6      23.9
    Combined ratio                        98.3%     104.7%     99.9%

  Industry statutory combined ratio (a)  101.0%     101.3%    101.3%

  (a) Represents the private passenger automobile industry statutory combined ratio derived from "Best's Review - Property/Casualty" (January 1997 Edition). Although AFC believes that there is no reliable regularly published combined ratio data for the nonstandard automobile insurance industry, AFC believes that such a combined ratio would be lower than the private passenger automobile industry average shown above.

   Marketing.   Each of the principal units in the NSA Group is
responsible for its own marketing, sales, underwriting and claims processing. Sales efforts are directed primarily toward independent agents. These units each write policies through several thousand independent agents.

   The NSA Group had approximately 900,000 policies in force at December 31, 1996, just under 90% of which had policy limits of $50,000 or less per occurrence. Most NSA Group policies are written for policy periods of six months or less, with some as short as one month.

   Competition.   A large number of national, regional and local
insurers write nonstandard private passenger automobile insurance coverage. Insurers in this market generally compete on the basis of price (including differentiation on liability limits, variety of coverages offered and deductibles), geographic availability and ease of enrollment and, to a lesser extent, reputation for claims handling, financial stability and customer service. NSA Group management believes that sophisticated data analysis for refinement of risk profiles has helped the NSA Group to compete successfully. The NSA Group attempts to provide selected pricing for a wider spectrum of risks and with a greater variety of payment options, deductibles and limits of liability than are offered by many of its competitors.

Specialty Lines

   General.   The Specialty Lines segment emphasizes the writing of
specialized insurance coverage where AFC personnel are experts in particular lines of business or customer groups. Examples include California workers' compensation, executive liability, ocean and inland marine, agricultural-related coverages (allied lines), non-profit liability, umbrella and excess and surplus lines. The Specialty Lines workers' compensation operations write coverage for prescribed benefits payable to employees (principally in California) who are injured on the job. The executive and professional liability divisions market liability coverage for corporate directors and officers and attorneys. Ocean and inland marine businesses provide coverage primarily for marine cargo, boat dealers, marina operators/dealers, excursion vessels, builder's risk, contractor's equipment, excess property and transportation cargo. The agricultural-related businesses provide multi-peril crop insurance covering weather and disease perils as well as coverage for full-time operating farms/ranches and agribusiness operations on a nationwide basis through independent agents who specialize in the rural market. The non-profit liability business provides property, general/professional liability, automobile, trustee liability, umbrella and crime coverage for a wide range of non-profit organizations. These operations also provide excess and surplus commercial property and casualty insurance in a variety of industries.

   Specialization is the key element to the underwriting success of these business units. Each unit has independent management with significant operating autonomy to oversee the important operational functions of its business such as underwriting, pricing, marketing, policy processing and claims service. These specialty lines are opportunistic and their premium volume will vary based on current market conditions. AFC continually evaluates expansion in existing markets and opportunities in new specialty markets.

   The U.S. geographic distribution of the Specialty Lines statutory direct written premiums in 1996 compared to 1992, was as follows:

                   1996    1992                      1996    1992
  California       30.4%   47.4%      Florida         3.5%     *
  Texas             7.3     2.7       New Jersey      2.8     2.6%
  New York          5.2     5.7       Ohio            2.1     2.1
  Massachusetts     5.1     2.8       Pennsylvania    2.0     2.1
  Illinois          4.0     3.4       Other          33.9    25.3
  Oklahoma          3.7     5.9                     100.0%  100.0%
  _____________
  * less than 2%

   The following table sets forth a distribution of statutory net written premiums for AFC's Specialty Lines by NAIC annual statement line for 1996 compared to 1992:
                                     1996     1992
  Workers' compensation              26.0%    47.2%
  Other liability                    23.4     15.7
  Commercial multi-peril             10.1      3.1
  Inland marine                       9.2      5.8
  Auto liability                      8.3      8.7
  Allied lines                        5.7      4.2
  Ocean marine                        4.6      4.6
  Surety                              3.8      3.0
  Auto physical damage                2.5      2.2
  Other                               6.4      5.5
                                    100.0%   100.0%

   The following table shows the performance of AFC's Specialty
Lines insurance operations in various categories (dollars in millions):
                                           1996       1995       1994

  Net written premiums                     $993     $1,097     $1,250

  Net earned premiums                      $976     $1,085     $1,185
  Loss and LAE                              527        730        785
  Underwriting expenses                     295        302        291
  Policyholder dividends                    -           (3)        76
  Underwriting profit                      $154     $   56     $   33

  GAAP ratios:
   Loss and LAE ratio                      53.9%      67.2%      66.2%
   Underwriting expense ratio              30.2       27.9       24.6
   Policyholder dividend ratio               -         (.3)       6.4
   Combined ratio (a)                      84.1%      94.8%      97.2%

  Statutory ratios:
   Loss and LAE ratio                      54.1%      67.5%      66.7%
   Underwriting expense ratio              30.3       28.1       25.2
   Policyholder dividend ratio               .5        4.2        8.5
   Combined ratio (a)                      84.9%      99.8%     100.4%

  Industry statutory combined ratio (b)   111.0%     109.9%     107.9%

  (a) The 1996 combined ratios reflect a reduction of 4.1 percentage points attributable to a reallocation of loss reserves in connection with the strengthening of A&E reserves.

  (b) Represents the commercial industry statutory combined ratio derived from "Best's Review - Property/Casualty" (January 1997 Edition).

   Marketing.   The Specialty Lines operations direct their sales
efforts primarily toward independent property and casualty insurance agents and brokers. These businesses write insurance through several thousand agents and brokers and have nearly 275,000 policies in force.

   Competition.   These businesses compete with other insurers as
well as the California State Fund in the California workers' compensation insurance market. Because of the specialty nature of these coverages, competition is based primarily on service to policyholders and agents, specific characteristics of products offered and reputation for claims handling. Price, commissions and profit sharing terms are also important factors. Competitors include individual insurers and insurance groups of varying sizes, some of which are mutual insurance companies possessing competitive advantages in that all their profits inure to their policyholders. Management believes that sophisticated data analysis for refinement of risk profiles, extensive specialized knowledge and loss prevention service have helped AFC's specialty lines compete successfully.

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

   AFC's Drug-Free Workplace program for workers' compensation customers assists insureds in setting up drug testing programs (as permitted by law), drug and alcohol education programs and work safety programs. At December 31, 1996, there were more than 850 insureds in 20 states with such programs producing approximately $67 million in annual net written premiums.

   Commercial business is written in 26 states where management believes adequate rates can be obtained and where assigned risk costs are not excessive. AFC's approach focuses on specific customer groups, such as fine restaurants, light manufacturers, hotels/motels, workers' compensation safety groups and insureds with large umbrella coverages. The approach also emphasizes site visits at prospective customers to ensure underwriter familiarity with risk factors relating to each insured and to avoid those risks which have unacceptable frequency or severity exposures.

   Personal lines business consists primarily of standard private passenger automobile and homeowners' insurance and is currently being marketed in 25 states. AFC's approach is to develop tailored rates for its personal automobile customers based on a variety of factors, including the driving record of the insureds. The approach to homeowners business is to limit exposure in locations which are likely to be unprofitable and those which have significant catastrophic potential (such as windstorms, earthquakes and hurricanes).

   The U.S. geographic distribution of the Commercial and Personal Lines statutory direct written premiums in 1996 compared to 1992, was as follows:

                    1996     1992                     1996     1992
  Connecticut      13.6%     12.1%     Ohio            3.6%     4.5%
  New York         12.0       8.1      Florida         2.9      3.9
  New Jersey       11.5       7.4      Massachusetts   2.8       *
  North Carolina   11.0      10.3      Illinois        2.2      2.9
  Pennsylvania      7.0       4.5      California       *       7.1
  Texas             3.9       2.7      Oregon           *       2.5
  Michigan          3.8       2.9      Washington       *       2.4
  Maryland          3.7       3.5      Other          22.0     25.2
                                                     100.0%   100.0%
  _____________
  * less than 2%

   The following table sets forth a distribution of statutory net written premiums for AFC's Commercial and Personal Lines by NAIC annual statement line for 1996 compared to 1992:

                                1996      1992
  Auto liability                26.5%     28.2%
  Workers' compensation         21.1      12.7
  Commercial multi-peril        17.2      20.8
  Auto physical damage          12.9      13.4
  Homeowners                     9.9      11.0
  Other liability                7.6       8.9
  Other                          4.8       5.0
                               100.0%    100.0%

   The following table shows the performance of AFC's Commercial and Personal Lines insurance operations in various categories (dollars in millions):

                                          1996      1995      1994

  Net written premiums                   $ 660     $ 717     $ 683

  Net earned premiums                    $ 685     $ 698     $ 656
  Loss and LAE                             538       468       430
  Underwriting expenses                    206       214       211
  Policyholder dividends                    14        11         8
  Underwriting profit (loss)            ($  73)    $   5     $   7

  GAAP ratios:
   Loss and LAE ratio                     78.5%     66.9%     65.5%
   Underwriting expense ratio             30.0      30.6      32.2
   Policyholder dividend ratio             2.1       1.6       1.2
   Combined ratio (a)                    110.6%     99.1%     98.9%

  Statutory ratios:
   Loss and LAE ratio                     78.8%     67.2%     67.0%
   Underwriting expense ratio             30.4      29.9      32.4
   Policyholder dividend ratio             1.0        .6       1.0
   Combined ratio (a)                    110.2%     97.7%    100.4%

  Industry statutory combined ratio (b)  107.0%    106.5%    108.5%

  (a)  The 1996 combined ratios include 3.9 percentage points (GAAP) and
       3.8 percentage points (statutory) due to losses from Hurricane Fran.

  (b) Ratios are derived from "Best's Review - Property/Casualty" (January 1997 Edition).

   Marketing.   The Commercial and Personal Lines business units
direct their sales efforts primarily toward independent agents and brokers. These businesses write insurance through more than 5,000 agents and have approximately 425,000 policies in force.

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

Reinsurance

   Consistent with standard practice of most insurance companies, AFC reinsures a portion of its business with other reinsurance companies and assumes a relatively small amount of business from other insurers. Ceding reinsurance permits diversification of risks and limits the maximum loss arising from large or unusually hazardous risks or catastrophic events. AFC's insurance companies enter into separate reinsurance programs due to their differing exposures. The availability and cost of reinsurance are subject to prevailing market conditions which may affect the volume and profitability of business that is written. AFC is subject to credit risk with respect to its reinsurers, as the ceding of risk to reinsurers does not relieve AFC of its liability to its insureds.

   Reinsurance is provided on one of two bases, facultative or treaty. Facultative reinsurance is generally provided on a risk by risk basis. Individual risks are ceded and assumed based on an offer and acceptance of risk by each party to the transaction. Treaty reinsurance provides for risks meeting prescribed criteria to be automatically ceded and assumed according to contract provisions.

   In order to limit the maximum loss arising out of any one occurrence, AFC's insurance companies reinsure a portion of their exposure under treaty and facultative reinsurance programs. The following table presents (by type of coverage) the amount of each loss above the specified retention maximum generally covered by treaty reinsurance programs (in millions):

                                    Retention    Reinsurance
   Coverage                           Maximum    Coverage(a)
   California Workers' Compensation     $ 1.5         $148.5
   Other Workers' Compensation            1.0           49.0
   Commercial Umbrella                    1.0           49.0
   Other Casualty                         5.0           15.0
   Property - General                     5.0           25.0(b)
   Property - Catastrophe                20.0          130.0

   (a) Reinsurance covers substantial portions of losses in excess of retention.
   (b) Beginning in 1997, AFC will cede 80% of its homeowners insurance coverage through a reinsurance agreement.

   AFC purchases facultative reinsurance providing coverage on a risk by risk basis, both pro rata and excess of loss, depending on the risk and available reinsurance markets. Due in part to the limited exposure on individual policies, the NSA Group is not materially involved in reinsuring risks with third party insurance companies.

   Included in the balance sheet caption "recoverables from reinsurers and prepaid reinsurance premiums" were $79 million on paid losses and LAE and $720 million on unpaid losses and LAE at December 31, 1996. The collectibility of a reinsurance balance is based upon the financial condition of a reinsurer as well as individual claim considerations. Market conditions over the past few years have forced many reinsurers into financial difficulties or liquidation proceedings. At December 31, 1996, AFC's insurance subsidiaries had allowances of approximately $79 million for doubtful collection of reinsurance recoverables. AFC regularly monitors the financial strength of its reinsurers. This process periodically results in the transfer of risks to more financially secure reinsurers. AFC's major reinsurers include American Re-Insurance Company, Employers Reinsurance Corporation, NAC Reinsurance Corporation, Mitsui Marine and Fire Insurance Company and General Reinsurance Corporation.

   Premiums written for reinsurance ceded and assumed are presented in the following table (in millions):
                                           1996   1995   1994
  Reinsurance ceded                        $518   $482   $422
  Reinsurance assumed - including
    involuntary pools and associations       58     98    119

Loss and Loss Adjustment Expense Reserves

   The consolidated financial statements include the estimated liability for unpaid losses and LAE of AFC's insurance subsidiaries. This liability represents estimates of the ultimate net cost of all unpaid losses and LAE and is determined by using case-basis evaluations and actuarial projections. These estimates are subject to the effects of changes in claim amounts and frequency and are periodically reviewed and adjusted as additional information becomes known. In accordance with industry practices, such adjustments are reflected in current year operations.

   Future costs of claims are projected based on historical trends adjusted for changes in underwriting standards, policy provisions, the anticipated effect of inflation and general economic trends. These anticipated trends are monitored based on actual development and are reflected in estimates of ultimate claim costs.

   Generally, reserves for reinsurance and involuntary pools and associations are reflected in AFC's results at the amounts reported by those entities.

   Unless otherwise indicated, the following discussion of insurance reserves includes the reserves of American Premier's subsidiaries for only those periods following the Mergers. See Note P to the Financial Statements for an analysis of changes in AFC's estimated liability for losses and LAE, net of reinsurance (and grossed up), over the past three years on a GAAP basis.

   The following table presents the development of AFC's liability for losses and LAE, net of reinsurance, on a GAAP basis for the last ten years, excluding reserves of American Premier subsidiaries prior to the Mergers. The top line of the table shows the estimated liability (in millions) for unpaid losses and LAE recorded at the balance sheet date for the indicated years. The second line shows the re-estimated liability as of December 31, 1996. The remainder of the table presents development as percentages of the estimated liability. The development results from additional information and experience in subsequent years. The middle line shows a cumulative deficiency (redundancy) which represents the aggregate percentage increase (decrease) in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods as a percentage of the original loss reserve liability.

                                1986    1987    1988    1989    1990
Liability for unpaid losses
and loss adjustment expenses:
  As originally estimated     $1,843  $2,024  $2,209  $2,246  $2,137
  As re-estimated at
    December 31, 1996          2,459   2,423   2,472   2,462   2,280

Liability re-estimated (*):
  One year later               102.7%  102.5%   99.8%  100.4%   98.6%
  Two years later              107.3%  103.6%  100.0%   99.3%   97.7%
  Three years later            109.7%  103.1%   99.7%   98.4%   97.4%
  Four years later             110.8%  102.5%   98.7%   98.2%   99.2%
  Five years later             111.8%  102.6%   99.1%  101.1%   98.4%
  Six years later              112.7%  103.5%  103.0%  101.1%  106.7%
  Seven years later            115.3%  109.4%  103.0%  109.6%
  Eight years later            122.1%  109.8%  111.9%
  Nine years later             122.5%  119.7%
  Ten years later              133.4%

Cumulative deficiency
 (redundancy)                   33.4%   19.7%   11.9%    9.6%    6.7%

Cumulative paid as of:
 One year later                 33.0%   29.2%   29.4%   32.3%   26.1%
 Two years later                52.5%   49.0%   48.6%   48.2%   43.2%
 Three years later              67.7%   63.5%   59.8%   59.2%   55.3%
 Four years later               79.3%   72.2%   67.9%   67.6%   64.8%
 Five years later               86.4%   78.5%   74.0%   74.3%   70.4%
 Six years later                91.9%   83.6%   79.5%   78.1%   74.9%
 Seven years later              96.1%   87.7%   82.4%   81.7%
 Eight years later             100.0%   90.3%   85.7%
 Nine years later              102.7%   93.3%
 Ten years later               105.7%

                                1991    1992    1993    1994    1995    1996
Liability for unpaid losses
and loss adjustment expenses:
  As originally estimated     $2,129  $2,123  $2,113  $2,187  $3,393  $3,404
  As re-estimated at
    December 31, 1996          2,199   2,134   2,058   2,170   3,345     N/A

Liability re-estimated (*):
  One year later                99.3%  100.0%   98.1%   95.1%   98.6%
  Two years later               98.8%   98.2%   92.7%   99.2%
  Three years later             98.0%   93.5%   97.4%
  Four years later              95.8%  100.5%
  Five years later             103.3%
  Six years later
  Seven years later
  Eight years later
  Nine years later
  Ten years later

Cumulative deficiency
 (redundancy)                    3.3%     .5%   (2.6%)   (.8%)  (1.4%)   N/A

Cumulative paid as of:
 One year later                 26.4%   26.7%   25.2%   26.5%   33.0%
 Two years later                43.0%   43.7%   40.1%   42.4%
 Three years later              55.4%   53.6%   50.8%
 Four years later               62.6%   61.0%
 Five years later               68.1%
 Six years later
 Seven years later
 Eight years later
 Nine years later
 Ten years later

(*) Reflects significant A&E charges and reallocations in 1994 and 1996 for prior years losses.

   The following table presents certain data from the table above, adjusted to include reserves of American Premier's subsidiaries for periods prior to the Mergers.

                                 1986     1987     1988     1989     1990     1991     1992      1993     1994      1995      1996
Liability for unpaid losses
and loss adjustment expenses:
 As originally estimated       $1,843   $2,024   $2,209   $2,616   $2,739   $2,793   $2,886    $3,029   $3,267    $3,393    $3,404
 As re-estimated at
  December 31, 1996             2,459    2,423    2,472    2,776    2,818    2,801    2,779     2,835    3,146    3, 345      N/A

Cumulative deficiency
  (redundancy)                   33.4%    19.7%    11.9%     6.1%     2.9%      .3%    (3.7%)    (6.4%)   (3.7%)    (1.4%)    N/A

   These tables do not present accident or policy year development data. Furthermore, in evaluating the re-estimated liability and cumulative deficiency (redundancy), it should be noted that each percentage includes the effects of changes in amounts for prior periods. For example, a deficiency (redundancy) related to losses settled in the latest year, but incurred before the earliest year, would be included in the re-estimated liability and cumulative deficiency (redundancy) percentage for each of the years shown. Conditions and trends that have affected development of the liability in the past may not necessarily exist in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

   The adverse development in earlier years in the tables above was caused partially by the effect of higher than projected inflation on medical, hospitalization, material, repair and replacement costs. Additionally, changes in the legal environment have influenced the development patterns over the past ten years. Two significant changes in the early to mid-1980s were the trend towards an adverse litigious climate and the change from contributory to comparative negligence.

   The adverse litigious climate was evidenced by an increase in lawsuits and damage awards, changes in judicial interpretation of legal liability and of the scope of policy coverage, and a lengthening of time it takes to settle cases. Under comparative negligence rules, a plaintiff's negligence is no longer a bar to recovery. Instead, if the plaintiff's negligence is 50% or less of the cause of the injury, the plaintiff can recover damages, but in an amount reduced by the portion of damage attributable to the plaintiff's own negligence. Recent years have seen a moderation of inflation and the enactment of legislation intended to limit the patterns of the previous years.

   The differences between the liability for losses and LAE reported in the annual statements filed with the state insurance departments in accordance with statutory accounting principles ("SAP") and that reported in the accompanying consolidated financial statements in accordance with GAAP at December 31, 1996, are as follows (in millions):

  Liability reported on a SAP basis                      $3,397
   Additional discounting of GAAP reserves in excess
     of the statutory limitation for SAP reserves           (23)
   Reserves of foreign operations                            31
   Estimated salvage and subrogation recoveries
     based on a cash basis for SAP and on an accrual
     basis for GAAP                                          (1)
   Reinsurance recoverables                                 720
  Liability reported on a GAAP basis                     $4,124

   Asbestos and Environmental Reserves ("A&E"). The insurance industry typically includes only claims relating to polluted waste sites and asbestos in defining environmental exposures. AFC extends this definition to include claims relating to breast implants, repetitive stress on keyboards, DES (a drug used in pregnancies years ago alleged to cause cancer and birth defects) and other latent injuries.

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

   Prior to the fourth quarter of 1994, AFC maintained reserves only on its reported A&E claims; reserves for claims incurred but not reported ("IBNR") were not allocated to A&E claims. Following completion of a detailed analysis in that quarter, AFC allocated a specific portion of its IBNR reserves to A&E claims.

   In the third quarter of 1996, AFC strengthened its A&E reserves based upon revised industry standards for reserving such claims. AFC recorded a non-cash, pretax charge of $80 million and reallocated $40 million in reserves from its Specialty Operations. Based on known facts, current law, and current industry practices, management believes that its reserves for such claims are appropriate.

   The following table (in millions) is a progression of reserves for A&E exposures for which AFC has been held liable under general liability policies written years ago where environmental coverage was not intended and, in many cases, was specifically excluded.

                                        1996     1995(*)    1994(*)

  Reserves at beginning of year       $225.7   $224.9     $143.5
  Incurred losses and LAE              149.0     35.2      113.6
  Paid losses and LAE                  (31.3)   (34.4)     (32.2)
  Reserves at end of year, net of
   reinsurance recoverable             343.4    225.7      224.9
  Reinsurance recoverable              162.7    164.2      162.0
  Gross reserves at end of year       $506.1   $389.9     $386.9

  (*) Amounts have been increased by $6.1 million in 1995 and $5.1 million in 1994 to reflect certain items previously classified as non-A&E.

   Since the mid-1980's, AFC has also written certain environmental coverages (asbestos abatement and underground storage tank liability) in which the premium charged is intended to provide coverage for the specific environmental exposures inherent in these policies. The business has been profitable since its inception. To date, approximately $180 million of premiums has been written and reserves for unpaid losses and LAE aggregated $41 million at December 31, 1996 (not included in the above table).

Annuity and Life Operations

   General.   AFC's annuity operations are conducted through
American Annuity Group ("AAG"), a holding company whose primary subsidiary is Great American Life Insurance Company ("GALIC") which it acquired from GAI on December 31, 1992. GALIC sells (i) flexible premium and single premium annuities in the qualified (not-for-profit) market and (ii) single premium annuities in the non-qualified market. AAG and its subsidiaries employ approximately 1,000 persons.

   The following table (in millions) presents financial information concerning GALIC.

                                         1996     1995    1994
  Statutory Basis
  Total Assets                         $5,752   $5,414  $5,057

  Insurance Reserves:
   Annuities                           $5,298   $4,974  $4,655
   Life                                    22       22      21
   Accident and Health                     -        -        1
                                       $5,320   $4,996  $4,677

  Capital and Surplus                  $  285   $  273  $  256
  Asset Valuation Reserve (a)              91       90      80
  Interest Maintenance Reserve (a)         25       32      28

  Annuity Receipts:
   Flexible Premium:
     First Year                        $   35   $   42  $   39
     Renewal                              182      196     208
                                          217      238     247
   Single Premium                         319      219     196
      Total Annuity Receipts           $  536   $  457  $  443

  GAAP Basis
  Total Assets                         $5,934   $5,608  $5,044
  Annuity Benefits Accumulated          5,205    4,917   4,596
  Stockholder's Equity                    658      623     449

  (a) Allocation of surplus.

   Annuity Products. Annuities are long-term retirement savings plans that benefit from interest accruing on a tax-deferred basis. Employees of qualified not-for-profit organizations are eligible to save for retirement through contributions made on a before-tax basis. Contributions are made at the discretion of the participants through payroll deductions or through tax-free "rollovers" of funds. Federal income taxes are not payable on contributions or earnings until amounts are withdrawn.

   GALIC's principal products are Flexible Premium Deferred
Annuities ("FPDAs") and Single Premium Deferred Annuities ("SPDAs"). FPDAs are characterized by premium payments that are flexible in both amount and timing as determined by the policyholder. SPDAs are issued in exchange for a one-time lump-sum premium payment.

   Annuity contracts are generally classified as either fixed rate or variable. With a fixed rate annuity, the interest crediting rate is initially set by the issuer and thereafter may be changed from time to time by the issuer based on market conditions, subject to any guaranteed minimum interest crediting rates in the policy. With a variable annuity, the value of the policy is tied to an underlying securities portfolio or underlying mutual funds. The majority of annuities issued by GALIC have been fixed rate annuities.

   In the third quarter of 1996, GALIC began marketing a new type of annuity that offers the traditional features of a fixed annuity (guaranteed minimum annual interest rate on a portion of the premium received and a guaranteed minimum surrender value) with the opportunity to participate, in part, in increases in the S&P 500 Index over a selected term (generally a minimum of six years).

   A GALIC subsidiary began marketing variable annuities in the fourth quarter of 1995. With a variable annuity, the earnings credited to the policy vary based on the investment results of the underlying investment options chosen by the policyholder. Policyholders may also choose to direct all or a portion of their premiums to various fixed rate options. For these annuity products, all premiums directed to the variable options are placed in funds managed by third party investment advisers.

   At December 31, 1996, substantially all of GALIC's annuity policyholder benefit reserves consisted of fixed rate annuities which offered a minimum interest rate guarantee of 3% or 4%. The majority of GALIC's fixed rate annuity policies permit GALIC to change the crediting rate at any time (subject to the minimum guaranteed interest rate). In determining the frequency and extent of changes in the crediting rate, GALIC takes into account the economic environment and the relative competitive position of its products.

   GALIC seeks to maintain a desired spread between the yield on its investment portfolio and the rate it credits to its policies. GALIC accomplishes this by (i) offering crediting rates which it has the option to change, (ii) designing annuity products that encourage persistency and (iii) maintaining an appropriate matching of assets and liabilities. GALIC designs its products with certain surrender charges and front-end fees to discourage policyholders from surrendering or withdrawing funds during the first five to ten years after issuance of a policy. Partly due to these features, GALIC's annuity surrenders have averaged approximately 7% of statutory reserves over the past five years.

   Marketing.   GALIC markets its FPDAs principally to employees of
educational institutions in the kindergarten through high school segment. In 1996, written premiums from this market segment represented the majority of GALIC's total tax-qualified premiums.

   GALIC distributes its annuity products through over 75 managing general agents ("MGAs") who, in turn, direct approximately 1,000 actively producing independent agents. GALIC has developed its business on the basis of its relationships with MGAs and independent agents primarily through a consistent marketing approach and responsive service.

   GALIC is licensed to sell its products in all states (except New
York) and in the District of Columbia. The following table reflects the geographical distribution of GALIC's annuity premiums in 1996 compared to 1992.

                  1996    1992                        1996    1992
  California      29.8%   20.2%      North Carolina    3.0%    3.2%
  Washington       7.0      *        Minnesota         2.8      *
  Texas            6.6     2.8       Connecticut       2.7     6.3
  Florida          5.1    10.2       Indiana           2.3      *
  Massachusetts    4.8     8.1       Arizona           2.1      *
  Ohio             4.8     5.1       Illinois           *      3.8
  Michigan         3.5     9.9       Rhode Island       *      2.6
  Iowa             3.4      *        New Hampshire      *      2.3
  New Jersey       3.1     6.2       Other            19.0    19.3
                                                     100.0%  100.0%
  _____________
  * less than 2%

   Sales of annuities are affected by many factors, including:
(i) competitive annuity products and rates; (ii) the general level of interest rates; (iii) the favorable tax treatment of annuities;
(iv) commissions paid to agents; (v) services offered; (vi) ratings from independent insurance rating agencies; (vii) other alternative investments; and (viii) general economic conditions. At December 31, 1996, GALIC had approximately 250,000 annuity policies in force, nearly all of which were individual contracts.

   American Memorial Life Insurance. Acquired in November 1995, American Memorial (formerly Prairie States Life Insurance Company) offers a variety of life insurance and annuity products to finance pre-arranged funerals. American Memorial markets its products through funeral home operators in addition to a captive general agency force. At year-end 1996, American Memorial had relationships with approximately 2,200 funeral homes nationwide. In 1996, American Memorial collected $97 million in life and annuity premiums. At December 31, 1996, American Memorial had total statutory assets of approximately $412 million, reserves for future policy benefits of approximately $371 million, and capital and surplus of approximately $27 million.

   Loyal American Life Insurance. Acquired in November 1995, Loyal offers a variety of supplemental life and health insurance products through payroll deduction plans and credit unions. Loyal's products are marketed with the endorsement or consent of the employer or the credit union management. In 1996, Loyal collected $41 million in life and accident and health premiums. At December 31, 1996, Loyal had total statutory assets of approximately $255 million, reserves for future policy benefits of approximately $202 million, and capital and surplus of approximately $37 million.

   Independent Ratings.   AAG's principal insurance subsidiaries are
currently rated by A.M. Best and Duff & Phelps as follows:

                       A.M. Best         Duff & Phelps
   GALIC               A  (Excellent)    AA- (Very high claims paying ability)
   American Memorial   B+ (Very Good)    AA- (Very high claims paying ability)
   Loyal               A- (Excellent)    AA- (Very high claims paying ability)

   AAG believes that the ratings assigned by independent insurance rating agencies are important because potential policyholders often use a company's rating as an initial screening device in considering annuity products. AAG also believes that the majority of purchasers of tax-deferred annuities would not be willing to purchase annuities from an issuer that had a rating below certain levels. In addition, some school districts, hospitals and banks do not allow insurers with a rating below certain levels to sell annuity products through their institutions.

   AAG believes that a rating in the "A" category by at least one rating agency is necessary for GALIC to successfully market tax-deferred annuities to public education employees and other not-for-profit groups.

   American Memorial and Loyal compete in markets other than the sale of tax-deferred annuities. While ratings are an important competitive factor in their markets, AAG believes that American Memorial and Loyal can successfully compete in these markets with their respective ratings.

   Although management of AAG believes that its insurance companies' ratings are very stable, those companies' operations could be materially adversely affected by a downgrade in ratings.

   Competition.   AAG's insurance companies operate in highly
competitive markets. They compete with other insurers and financial institutions based on many factors, including: (i) ratings; (ii) financial strength; (iii) reputation; (iv) service to policyholders;
(v) product design (including interest rates credited); (vi) commissions; and (vii) service to agents. Since policies are marketed and distributed primarily through independent agents, the insurance companies must also compete for agents. Management believes that consistently targeting the same market and emphasizing service to agents and policyholders provides a competitive advantage.

   More than 150 insurance companies offer tax-deferred annuities. No single insurer dominates the marketplace. Competitors include
(i) individual insurers and insurance groups, (ii) mutual funds and (iii) other financial institutions of varying sizes. In a broader sense, AAG's insurance companies compete for retirement savings with a variety of financial institutions offering a full range of financial services. Financial institutions have demonstrated a growing interest in marketing investment and savings products other than traditional deposit accounts. In addition, recent judicial and regulatory decisions have expanded powers of financial institutions in this regard. It is too early to predict what impact, if any, these developments will have on AAG's insurance companies.

Other Companies

   AFEI is a holding company with assets consisting primarily of investments in the common stock of AFG and AAG.

   Millennium Dynamics, Inc. ("MDI") was formed in 1995 by Great American to market software tools developed internally to solve the inability of certain of its information systems to properly interpret dates for the year 2000 and beyond. MDI licenses its Vantage YR2000 conversion toolset through its own sales force in the U.S. and through independent software distributors around the world. MDI also offers project management and contract programming services to its customers.

   Through subsidiaries, AFC is engaged in a variety of other businesses, including The Golf Center at Kings Island (golf and tennis facility) in the Greater Cincinnati area; commercial real estate operations in Cincinnati (office buildings and The Cincinnatian Hotel), Louisiana (Le Pavillon Hotel), Massachusetts (Chatham Bars Inn), Texas (Driskill Hotel) and apartments in Florida, Kentucky, Louisiana, Minnesota, Oklahoma, Pennsylvania, Texas and Wisconsin. These operations employ approximately 700 full-time employees.

   In March 1996, American Premier sold its interest in an independent pipeline common carrier of refined petroleum products for approximately $60 million in cash, net of transaction costs.

Investment Portfolio

   General. A breakdown of AFC's December 31, 1996, investment portfolio by business segment follows (excluding investment in equity securities of investee corporations) (in millions).

                                                                            Total
                                              Carrying Value               Market
                                        P&C  Annuity   Other    Total       Value
Cash and short-term investments      $  190   $   84    $131  $   405    $   405
Bonds and redeemable preferred
  stocks                              4,165    5,689     132    9,986     10,023
Other stocks, options and
 warrants                               196       51      81      328        328
Loans receivable                        122      436      10      568        568(a)
Real estate and other investments       140       40      25      205        205(a)
                                     $4,813   $6,300    $379  $11,492    $11,529

(a)  Carrying value used since market values are not readily available.

   The following tables present the percentage distribution and yields of AFC's investment portfolio (excluding investment in equity securities of investee corporations) as reflected in its financial statements.

                                          1996    1995    1994    1993    1992
Cash and Short-term Investments            3.5%    4.0%    2.2%    2.3%    9.3%
Bonds and Redeemable Preferred Stocks:
 U.S. Government and Agencies              4.1     3.7     4.0     2.8     5.7
 State and Municipal                       1.0      .7      .8      .8      .6
 Public Utilities                          8.2     9.8     9.1     9.3     8.5
 Mortgage-Backed Securities               22.3    20.9    21.8    24.7    22.9
 Corporate and Other                      49.5    47.2    48.6    42.0    33.9
 Redeemable Preferred Stocks               0.5     1.0     1.4     1.3      .8
                                          85.6    83.3    85.7    80.9    72.4
 Net Unrealized Gains (Losses) on Bonds
   and Redeemable Preferred Stocks held
   Available for Sale                      1.1     2.7    (1.0)    1.8      .8
                                          86.7    86.0    84.7    82.7    73.2
Other Stocks, Options and Warrants         2.9     2.3     2.7     4.6     2.6
Loans Receivable                           4.9     5.7     8.4     8.5    12.9
Real Estate and Other Investments          2.0     2.0     2.0     1.9     2.0
                                         100.0%  100.0%  100.0%  100.0%  100.0%

Yield on Fixed Income Securities:
 Excluding realized gains and losses       7.9%    7.9%    8.1%    8.0%    8.8%
 Including realized gains and losses       7.7%    8.8%    8.1%    8.7%    9.8%

Yield on Stocks:
 Excluding realized gains and losses       5.8%    3.9%    5.1%    4.4%    6.4%
 Including realized gains and losses      15.1%    8.4%   35.4%   16.9%   15.5%

Yield on Investments (*):
 Excluding realized gains and losses       7.8%    7.9%    8.1%    7.9%    8.7%
 Including realized gains and losses       7.8%    8.8%    8.8%    9.0%   10.0%

(*)Excludes "Real Estate and Other Investments".

   Fixed Maturity Investments. Unlike many insurance groups which have portfolios that are invested heavily in tax-exempt bonds, AFC's bond portfolio is invested primarily in taxable bonds. The NAIC assigns quality ratings which range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows AFC's bonds and redeemable preferred stocks, by NAIC designation (and comparable Standard & Poor's Corporation rating) as of December 31, 1996 (dollars in millions):

 NAIC                                    Amortized    Market Value
Rating   Comparable S&P Rating                Cost      Amount   %
  1      AAA, AA, A                       $6,844.1   $ 6,944.8   69%
  2      BBB                               2,380.2     2,423.9   24
            Total investment grade         9,224.3     9,368.7   93
  3      BB                                  341.7       344.9    4
  4      B                                   280.6       296.7    3
  5      CCC, CC, C                            7.1         9.9    *
  6      D                                    -            2.5    *
           Total non-investment grade        629.4       654.0    7
           Total                          $9,853.7   $10,022.7  100%

_______________
(*) Less than 1%

   Risks inherent in connection with fixed income securities include loss upon default and market price volatility. Factors which can affect the market price of securities include: creditworthiness, changes in interest rates, the number of market makers and investors and defaults by major issuers of securities.

   AFC's primary investment objective for bonds and redeemable preferred stocks is to earn interest and dividend income rather than to realize capital gains. AFC invests in bonds and redeemable preferred stocks that have primarily short-term and intermediate-term maturities. This practice allows flexibility in reacting to fluctuations of interest rates.

   Equity Investments. AFC's equity investment practice permits concentration of attention on a relatively limited number of companies. Some of the equity investments, because of their size, may not be as readily marketable as the typical small investment position. Alternatively, a large equity position may be attractive to persons seeking to control or influence the policies of a company and AFC's concentration in a relatively small number of companies may permit it to identify investments with above average potential to increase in value.

   Chiquita    At December 31, 1996, AFC owned 24 million shares of
Chiquita common stock representing 43% of its outstanding shares. The carrying value and market value of AFC's investment in Chiquita were approximately $200 million and $306 million, respectively, at December 31, 1996. Chiquita is a leading international marketer, producer and distributor of bananas and other quality fresh and processed food products. In addition to bananas, these products include other tropical fruit and fresh produce; fruit and vegetable juices and beverages; processed fruits and vegetables; salads; and edible oil-based consumer products.

   Citicasters    In September 1996, AFC sold its investment in
Citicasters to Jacor Communications for approximately $220 million in cash plus warrants to purchase Jacor common stock. Citicasters owned radio and television stations in major markets throughout the country.

   General Cable    In 1994, AFC sold its investment in General
Cable common stock to an unaffiliated company for $27.6 million in cash. General Cable was formed in 1992 to hold American Premier's wire and cable and heavy equipment manufacturing businesses.

Regulation

   AFC's insurance company subsidiaries are subject to regulation in the jurisdictions where they do business. In general, the insurance laws of the various states establish regulatory agencies with broad administrative powers governing, among other things, premium rates, solvency standards, licensing of insurers, agents and brokers, trade practices, forms of policies, maintenance of specified reserves and capital for the protection of policyholders, deposits of securities for the benefit of policyholders, investment activities and relationships between insurance subsidiaries and their parents and affiliates. Material transactions between insurance subsidiaries and their parents and affiliates generally must be disclosed and prior approval of the applicable insurance regulatory authorities generally is required for any such transaction which may be deemed to be material or extraordinary. In addition, while differing from state to state, these regulations typically restrict the maximum amount of dividends that may be paid by an insurer to its shareholders in any twelve-month period without advance regulatory approval. Such limitations are generally based on net earnings or statutory surplus. Under applicable restrictions, the maximum amount of dividends available to AFC in 1997 from its insurance subsidiaries without seeking regulatory clearance is approximately
$253 million.

   Changes in state insurance laws and regulations have the potential to materially affect the revenues and expenses of the insurance operations. The Company is unable to predict whether or when laws or regulations may be adopted or enacted in such states or what the impact of such developments would be on the future operations and revenues of its insurance businesses in such states.

   Prior to 1995, minimum premium rates for California workers' compensation insurance were determined by the California
Commissioner based in part upon recommendations of the Workers'
Compensation Insurance Rating Bureau of

California. In July 1993, California enacted legislation (the "Reform Legislation") effecting an immediate overall 7% reduction in workers' compensation insurance premium rates and replaced the workers' compensation insurance minimum rate law, effective January 1, 1995, with a procedure permitting insurers to use any rate within 30 days after its filing with the California Commissioner unless the rate is disapproved by the California Commissioner. Between December 1, 1993 and January 1, 1995, when the "open rating" policy went into effect, the California Commissioner ordered additional rate decreases totaling more than 25%.

   Most states have created insurance guarantee associations to provide for the payment of claims of insurance companies that become insolvent. Annual assessments for AFC's insurance companies have not been material. In addition, many states have created "assigned risk" plans or similar arrangements to provide state mandated minimum levels of automobile liability coverage to drivers whose driving records or other relevant characteristics make it difficult for them to obtain insurance otherwise. Automobile insurers in those states are required to provide such coverage to a proportionate number of those drivers applying as assigned risks. Premium rates for assigned risk business are established by the regulators of the particular state plan and are frequently inadequate in relation to the risks insured, resulting in underwriting losses. Assigned risks accounted for approximately one-half of one percent of AFC's net written premiums in 1996.

   The NAIC is an organization which is comprised of the chief insurance regulator for each of the 50 states and the District of Columbia. In 1990, the NAIC began an accreditation program to ensure that states have adequate procedures in place for effective insurance regulation, especially with respect to financial solvency. The accreditation program requires that a state meet specific minimum standards in over 15 regulatory areas to be considered for accreditation. The accreditation program is an ongoing process and once accredited, a state must enact any new or modified standards approved by the NAIC within two years following adoption. As of December 31, 1996, the District of Columbia and 48 states were accredited including states which regulate AFC's largest insurance subsidiaries.

   The NAIC model law for Risk Based Capital applies to both life and property and casualty companies. The risk-based capital formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptably low expectation of becoming financially impaired. The model law provides for increasing levels of regulatory intervention as the ratio of an insurer's total adjusted capital and surplus decreases relative to its risk-based capital, culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called "mandatory control level". The risk-based capital formulas became effective in 1993 for life companies and in 1995 for property and casualty companies. At December 31, 1996, the capital ratios of all AFC insurance companies substantially exceeded the risk-based capital requirements.

   In September 1996, the NAIC adopted a model investment law. The law will not be a requirement of the NAIC accreditation standards. However, each state may adopt all, any part, or none of the model investment law to regulate the investment policies of their insurance companies. At this time, it is not possible to determine the impact, if any, this will have on AFC's insurance subsidiaries.

                               ITEM 2

                             Properties

   Subsidiaries of AFC own several buildings in downtown
Cincinnati. AFC and its affiliates occupy about three-fifths of the aggregate 600,000 square feet of commercial and office space.

   AFC's insurance subsidiaries lease the majority of their office and storage facilities in numerous cities throughout the United States, including GAI's and AAG's home offices in Cincinnati. Two of AAG's subsidiaries own home office buildings in Mobile, Alabama and Rapid City, South Dakota. These companies occupy approximately 70% of the 126,000 square feet and lease the remaining space to unaffiliated tenants.

                               ITEM 3

                          Legal Proceedings

     AFC and its subsidiaries are involved in various litigation, most of which arose in the ordinary course of business. Following American Eagle Group, Inc.'s March 22, 1997, announcement of a $39.9 million loss for its 1996 fourth quarter (which included significant reserve additions) and termination of negotiations toward a previously announced joint insurance underwriting arrangement, AFC decided to writedown its $35 million investment in American Eagle convertible preferred stock, effective December 31, 1996. AFC continues to evaluate alternatives with respect to its American Eagle investment. Except for the following, management believes that none of the litigation meets the threshold for disclosure under this Item.

   In May 1994, lawsuits were filed against American Premier by USX Corporation ("USX") and its former subsidiary, Bessemer and Lake Erie Railroad Company ("B&LE"), seeking contribution by American Premier, as the successor to the railroad business conducted by Penn Central Transportation Company ("PCTC") prior to 1976, for all or a portion of the approximately $600 million that USX paid in satisfaction of a judgment against B&LE for its participation in an unlawful antitrust conspiracy among certain railroads commencing in the 1950's and continuing through the 1970's. The lawsuits argue that USX's liability for that payment was attributable to PCTC's alleged activities in furtherance of the conspiracy. On October 13, 1994, the U.S. District Court for the Eastern district of Pennsylvania enjoined USX and B&LE from continuing their lawsuits against American Premier, ruling that their claims are barred by the 1978 Consummation Order issued by that Court in PCTC's bankruptcy reorganization proceedings. USX and B&LE appealed the District Court's ruling to the U.S. Court of Appeals for the Third Circuit. On December 13, 1995, the Court of Appeals reversed the U.S. District Court decision. In its opinion, the Court of Appeals only addressed American Premier's procedural argument that the claims of USX could not proceed because they are barred by the Consummation Order. The Third Circuit expressly recognized in its opinion that it was not deciding any of American Premier's defenses on the merits.

   In January 1996, American Premier filed a petition for rehearing en banc, requesting all of the judges of the Third Circuit to review the three-judge panel's decision. That petition was denied in February 1996. In May 1996, the U.S. Supreme Court declined to hear American Premier's petition with respect to the bankruptcy bar issue, thereby permitting USX's lawsuits to proceed. American Premier and its outside counsel believe that American Premier has substantial defenses to these lawsuits, besides the bankruptcy bar issue, and should not suffer a material loss as a result of this litigation.

   American Premier is a party or named as a potentially responsible party in a number of proceedings and claims by regulatory agencies and private parties under various environmental protection laws, including the Comprehensive
Environmental Response, Compensation and Liability Act ("CERCLA"), seeking to impose responsibility on American Premier for hazardous waste remediation costs at certain railroad sites formerly owned by PCTC and at certain other sites where hazardous waste allegedly generated by PCTC's railroad operations is present. It is difficult to estimate American Premier's liability for remediation costs at these sites for a number of reasons, including the number and financial resources of other potentially responsible parties involved at a given site, the varying availability of evidence by which to allocate responsibility among such parties, the wide range of costs for possible remediation alternatives, changing technology and the period of time over which these matters develop. Nevertheless, American Premier believes that its previously established loss accruals for potential pre-reorganization environmental liabilities at such sites are adequate to cover the probable amount of such liabilities, based on American Premier's estimates of remediation costs and related expenses at such sites and its estimates of the portions of such costs that will be borne by other parties. Such estimates are based on information currently available to American Premier and are subject to future change as additional information becomes available. American Premier intends to seek reimbursement from certain insurers for portions of whatever remediation costs it incurs.

   In terms of potential liability to American Premier, the company believes that the most significant such site is the railyard at Paoli, Pennsylvania ("Paoli Yard") which PCTC transferred to Consolidated Rail Corporation ("Conrail") in 1976. A Record of Decision issued by the U.S. Environmental Protection Agency in 1992 presented a final selected remedial action for clean-up of polychlorinated biphenyls ("PCB's") at Paoli Yard having an estimated cost of approximately $28 million. American Premier has accrued its portion of such estimated clean-up costs in its financial statements (in addition to other expenses) but has not accrued the entire amount because it believes it is probable that other parties, including Conrail, will be responsible for substantial percentages of the clean-up costs by virtue of their operation of electrified railroad cars at Paoli Yard that discharged PCB's at higher levels than discharged by cars operated by PCTC.

     In management's opinion, the outcome of the foregoing environmental claims and contingencies will not, individually or in the aggregate, have a material adverse effect on the financial condition of American Premier. In making this assessment, management has taken into account previously established loss accruals in its financial statements and probable recoveries from third parties.

                             PART II

                              ITEM 5

Market for Registrant's Common Equity and Related Stockholder Matters

   Not applicable - Registrant's Common Stock is owned by
American Financial Group, Inc.  See the Consolidated Financial
Statements for information regarding dividends.

                              ITEM 6

                     Selected Financial Data

   The following table sets forth certain data for the periods indicated (dollars in millions).

                                      1996      1995      1994      1993      1992
Earnings Statement Data:
Total Revenues                     $ 4,114   $ 3,628   $ 2,104   $ 2,721   $ 3,929
Earnings (Loss) From
  Continuing Operations
  Before Income Taxes                  338       252        44       262      (145)
Earnings (Loss) From:
  Continuing Operations                248       195        19       225      (162)
  Extraordinary Items                  (26)        2       (17)       (5)     -
  Cumulative Effect of
    Accounting Change                 -         -         -         -           85
  Net Earnings (Loss)                  222       197         2       220       (77)

Ratio of Earnings to
  Fixed Charges (a)                   4.99      3.10      1.69      2.62      2.15
Ratio of Earnings to
  Fixed Charges and
  Preferred Dividends (a)             3.96      2.60      1.40      2.26      1.94

Balance Sheet Data:
Total Assets                       $14,999   $14,851   $10,593   $10,077   $12,389
Long-term Debt:
  Parent Company                       173       311       490       572       557
  American Premier (parent only)       167       337      -         -          650
  Great American Holding Corp.        -         -          359       199       299
  Other Subsidiaries                   178       234       258       283       503
Minority Interest                      307       327       106       109       813
Capital Subject to
  Mandatory Redemption                -         -            3        49        28
Other Capital                        1,277     1,248       396       537       280

(a) Fixed charges are computed on a "total enterprise" basis. For purposes of calculating the ratios, "earnings" have been computed by adding to pretax earnings (excluding discontinued operations) the fixed charges and the minority interest in earnings of subsidiaries having fixed charges and deducting (adding) the undistributed equity in earnings (losses) of investees. Fixed charges include interest (excluding interest on annuity benefits), amortization of debt discount and expense, preferred dividend and distribution requirements of subsidiaries and a portion of rental expense deemed to be representative of the interest factor.

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

   AFC is organized as a holding company with almost all of its operations being conducted by subsidiaries and affiliates. The parent corporation, however, has continuing cash needs for administrative expenses, the payment of principal and interest on borrowings and dividends on AFC Preferred Stock. Therefore, certain analyses are best done on a parent only basis while others are best done on a total enterprise basis. In addition, since many of its businesses are financial in nature, AFC does not prepare its balance sheet using a current-noncurrent format. Consequently, certain traditional ratios and financial analysis tests are not meaningful.

   As discussed in Note A to the financial statements, at the close of business on December 31, 1996, AFG contributed to AFC 81% of the common stock of American Premier. Since AFC and American Premier are under the common control of AFG, the acquisition of American Premier has been recorded by AFC at AFG's historical cost in a manner similar to a pooling of interests. Accordingly, the historical consolidated financial statements of AFC for periods subsequent to the April 3, 1995 Mergers have been restated to include the accounts of American Premier.

LIQUIDITY AND CAPITAL RESOURCES

Ratios From the date of the Mergers to the end of 1996, approximately $1.1 billion of AFC and American Premier debt was retired or replaced with lower cost debt, resulting in a net reduction of aggregate debt by approximately 75%. Consequently, AFC's debt to total capital ratio at the parent holding company level improved from approximately 60% at the date of the Mergers to just over 20% at December 31, 1996. These debt reductions and replacements will also reduce AFC's interest expense by over $100 million annually.

   AFC's ratio of earnings to fixed charges, excluding and including preferred dividends, on a total enterprise basis for the three years ended December 31, 1996, are shown below.

                                              1996    1995   1994
   Earnings to fixed charges                  4.99    3.10   1.69
   Earnings to fixed charges plus preferred
     dividends                                3.96    2.60   1.40

   The National Association of Insurance Commissioners' model law for risk based capital ("RBC") applies to both life and property and casualty companies. RBC formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 1996, the capital ratios of all AFC insurance companies substantially exceeded the RBC requirements.

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

    Prior to the Mergers, American Premier had substantial cash and short-term investments at the parent company level.
Subsequent to the Mergers, AFC and two of its subsidiaries entered into separate credit agreements with American Premier. Funds borrowed from American Premier under these agreements were used for debt retirements, capital contributions to subsidiaries, and other corporate purposes. In December 1996, American Premier paid a dividend to AFG in the form of a $675 million note receivable from AFC under the credit agreement plus $18.7 million of related accrued interest. AFG then contributed $450 million of the note (without accrued interest) to the capital of AFC. At December 31, 1996, the remaining $225 million is included in payable to AFG on AFC's balance sheet.

    Subsequent to the Mergers, American Premier entered into a credit agreement with AFG under which American Premier and AFG will make loans of up to $200 million available to each other. Principal amounts payable to AFG under the credit agreement totaled $175.5 million and $84.0 million at December 31, 1996 and 1995, respectively.

   In September and October of 1996, three nationally recognized rating agencies issued or upgraded ratings on AFC, American Premier and AAG public debentures. All of the AFC debentures and the AAG senior debentures are now rated investment grade; the APU and AAG subordinated debentures are rated investment grade by two of the agencies. Generally, the upgrades reflect the expectation that consolidated debt to total capital will remain conservative and that coverage ratios will benefit from higher subsidiary earnings and a lower level of fixed charges at AFG's subsidiaries.

   Bank credit lines at several subsidiary holding companies provide ample liquidity and can be used to obtain funds for the operating subsidiaries or, if necessary, for the parent company. Agreements with the banks generally run for three to seven years and are renewed before maturity. While it is highly unlikely that all such amounts would ever be borrowed at one time, a maximum of $510 million is available under these bank facilities, $45 million of which was borrowed at December 31, 1996.

    In the past, funds have been borrowed under certain of these bank facilities and used for working capital, capital infusions into subsidiaries, and to retire other issues of short-term or high-rate debt. Also, AFC believes it may be prudent and advisable to borrow up to $200 million of bank debt in the normal course in order to retire public or privately held fixed rate obligations over the next year or two.

    Funds to meet the parent company's expenditures have been provided from a variety of sources within the holding company, from subsidiaries and directly from outside sources, as detailed in the following table (in millions):

Cash provided by:                                     1996    1995    1994
Operations:
    Dividends from subsidiaries                     $105.3  $165.3  $ 17.3
    Dividends from AFG                                 8.7     4.3     -
    Tax allocation payments from subsidiaries        102.5    73.9    65.9
    Interest and dividends from others                 1.4     2.8     4.4
    Federal income tax refunds                         0.1     9.5     0.3
      From operations                                218.0   255.8    87.9
  Other transactions:
    Net advances from affiliates                      45.7   162.0   135.8
    Sales of assets to non-affiliates                 59.3     3.1    15.0
    Sales of assets to affiliates                      1.7    43.7     -
    Sales of affiliates                               44.0     -       6.0
    Issuance of Preferred Stock                       16.8     -       -
    Exercise of stock options                          -       8.7     -
    Additional borrowings                              0.1    98.8     0.7
    Other                                             13.9     8.6    10.7
      Total cash provided                            399.5   580.7   256.1

  Cash utilized for:
  Operations:
    Interest payments                                 22.7    47.9    61.8
    Dividend payments                                 24.9    25.4    29.5
    Federal income tax payments                       31.0    23.0    28.6
    BVIP payments                                       -     48.9     0.7
    Other holding company costs                       30.4    29.3    35.3
      For operations                                 109.0   174.5   155.9
  Other transactions:
    Purchases of affiliates and other investments     33.6   149.4     -
    Principal payments on debt                       177.9   252.9    89.9
    Repurchases of Preferred Stock                    36.9     2.9     6.7
    Other                                              0.7     0.8     1.4
      Total cash utilized                            358.1   580.5   253.9

  Net increase in cash and short-term investments 41.4 0.2 2.2 Cash and short-term investments at beginning
   of period                                           5.1     4.9     2.7
 Cash and short-term investments at end
   of period                                        $ 46.5  $  5.1  $  4.9

    Payments of dividends by AFC's insurance subsidiaries are subject to various laws and regulations which limit the amount of dividends that can be paid without regulatory approval. Under Ohio law, the maximum amount of dividends which may be paid without (i) prior approval or (ii) expiration of a 30 day waiting period without disapproval is the greater of statutory net income or 10% of policyholders' surplus as of the preceding December 31, but only to the extent of earned surplus as of the preceding December 31. The maximum amount of dividends payable (without prior approval) to AFC in 1997 from its insurance subsidiaries is approximately $253 million.

    For statutory accounting purposes, equity securities are generally carried at market value. At December 31, 1996, AFC's insurance subsidiaries owned publicly traded equity securities with a market value of $1.3 billion, including equity securities of AFC affiliates (including subsidiaries) of $1.0 billion. Since significant amounts of these are concentrated in a relatively small number of companies, decreases in the market prices could adversely affect the insurance group's capital, potentially impacting the amount of dividends available or necessitating a capital contribution. Conversely, increases in the market prices could have a favorable impact on the group's dividend-paying capability.

    Under tax allocation agreements with AFC, its 80%-owned U.S. subsidiaries generally compute tax provisions as if filing separate returns based on book taxable income computed in accordance with generally accepted accounting principles. The resulting provision (or credit) is currently payable to (or receivable from) AFC. Beginning with the 1997 federal tax return, American Premier and its 80%-owned U.S. subsidiaries will join AFC's consolidated return.

Uncertainties Two lawsuits were filed in 1994 against American Premier by USX Corporation ("USX") and a former USX subsidiary. The lawsuits seek contribution from American Premier for all or a portion of a $600 million final antitrust judgment entered against a USX subsidiary in 1994. The lawsuits argue that USX's liability for that judgment is attributable to the alleged activities of American Premier's predecessor in an unlawful antitrust conspiracy among certain railroad companies. American Premier and its outside counsel believe that American Premier has substantial defenses and should not suffer a material loss as a result of this litigation.

   Great American's liability for unpaid losses and loss adjustment expenses includes amounts for various liability coverages related to environmental and hazardous product claims. The insurance industry typically includes only claims relating to polluted waste sites and asbestos in defining environmental exposures, whereas Great American extends this definition to include claims relating to breast implants, repetitive stress on keyboards, DES (a drug used in pregnancies years ago alleged to cause cancer and birth defects), and other latent injuries. At December 31, 1996, Great American had recorded $343 million (net of reinsurance recoverables of $163 million) for environmental pollution and hazardous products claims on policies written many years ago where, in most cases, coverage was never intended.
Due to inconsistent court decisions on many coverage issues and the difficulty in determining standards acceptable for cleaning up pollution sites, significant uncertainties exist which are not likely to be resolved in the near future.

    AFC's subsidiaries are parties in a number of proceedings relating to former operations. See Note N to the financial statements.

    While the results of all such uncertainties cannot be predicted, based upon its knowledge of the facts, circumstances and applicable laws, management believes that sufficient reserves have been provided.

Investments Approximately 70% of AFC's consolidated assets are invested in marketable securities. A diverse portfolio of bonds and redeemable preferred stocks accounts for 95% of these securities. AFC attempts to optimize investment income while building the value of its portfolio, placing emphasis upon long-term performance. AFC's goal is to maximize return on an ongoing basis rather than focusing on short-term performance.

    Fixed income investment funds are generally invested in securities with short-term and intermediate-term maturities with an objective of optimizing total return while allowing flexibility to react to changes in market conditions. At
December 31, 1996, the average life of AFC's bonds and redeemable preferred stocks was just over 6 years.

    Approximately 93% of the bonds and redeemable preferred stocks held by AFC were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at December 31, 1996. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

    Investments in mortgage-backed securities ("MBSs") represented approximately one-fourth of AFC's bonds and redeemable preferred stocks at December 31, 1996. AFC invests primarily in MBSs which have a reduced risk of prepayment. Interest only (I/Os), principal only (P/Os) and other "high risk" MBSs represented approximately two percent
of AFC's total mortgage-backed securities portfolio.   In
addition, the majority of MBSs held by AFC were purchased at a discount. Management believes that the structure and discounted nature of the MBSs will minimize the effect of prepayments on earnings over the anticipated life of the MBSs portfolio. More than 90% of AFC's MBSs are rated "AAA" with substantially all being of investment grade quality. The majority are collateralized by GNMA, FNMA and FHLMC single-family residential pass-through certificates. The market in which these securities trade is highly liquid. Aside from interest rate risk, AFC does not believe a material risk (relative to earnings and liquidity) is inherent in holding such investments.

    Because most income of the property and casualty insurance subsidiaries have been sheltered from income taxes through 1996, non-taxable municipal bonds represent only a small portion
(approximately 1%) of the portfolio.

    AFC's equity securities are concentrated in a relatively limited number of major positions. This approach allows management to more closely monitor the companies and industries in which they operate.

    The realization of capital gains, primarily through sales of equity securities, was an integral part of AFC's investment program. Individual securities are sold creating gains or losses as market opportunities exist. Pretax capital gains recognized upon disposition of securities, including investees, during the past five years have been: 1996 - $166 million;
1995 -$84 million; 1994 - $50 million; 1993 - $165 million and
1992 - $104 million. At December 31, 1996, the net unrealized gain on AFC's bonds and redeemable preferred stocks was $169 million; the net unrealized gain on equity securities was $185 million.

RESULTS OF OPERATIONS - THREE YEARS ENDED DECEMBER 31, 1996

General As previously noted, financial statements for periods subsequent to April 1995 have been restated to include the accounts of American Premier. AFC had accounted for American Premier as an investee from the second quarter of 1993 through the first quarter of 1995. As a result of these changes, current year income statement components are not comparable to prior years.

    Pretax earnings before extraordinary items were $338 million in 1996, $252 million in 1995 and $44 million in 1994.

    Results for 1996 include $203 million in pretax gains primarily on the sales of Citicasters and Buckeye Management
    Company, reduced by a charge of $80 million resulting from a decision to strengthen insurance reserves relating to asbestos and other environmental matters ("A&E").

    In addition to the earnings contribution resulting from the Mergers, results for 1995 include $84 million in pretax gains on the sale of securities.

    Results for 1994 include AFC's share ($28 million) of American Premier's loss on the sale of General Cable securities, Great American's $19 million charge relating to a rate rollback liability in California and a $35 million charge related to payments under AFC's Book Value Incentive Plan.

Property and Casualty Insurance - Underwriting AFC manages and operates its property and casualty business as three major sectors. The nonstandard automobile insurance companies (the "NSA Group") insure risks not typically accepted for standard automobile coverage because of the applicant's driving record, type of vehicle, age or other criteria. The specialty lines are a diversified group of over twenty-five business lines that offer a wide variety of specialty insurance products. Some of the more significant areas are California workers' compensation, executive liability, inland and ocean marine, U.S.-based operations of Japanese companies, agricultural-related coverages, excess and surplus lines and fidelity and surety bonds. The commercial and personal lines provide coverages in commercial multi-peril, workers' compensation, umbrella and commercial automobile, standard private passenger automobile and homeowners insurance.

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

   Underwriting profitability is measured by the combined ratio which is a sum of the ratios of underwriting losses, loss adjustment expenses, underwriting expenses and policyholder dividends to premiums. When the combined ratio is under 100%, underwriting results are generally considered profitable; when the ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio does not reflect investment income, other income or federal income taxes.

   While AFC desires and seeks to earn an underwriting profit on all of its business, it is not always possible to do so. As a result, AFC attempts to expand in the most profitable areas and control growth or even reduce its involvement in the least profitable ones.

   Comparisons made in the following discussion of AFC's insurance operations include American Premier's insurance operations even though they were not consolidated in the financial statements prior to the Mergers.

   Net written premiums and combined ratios for AFC's property and casualty insurance subsidiaries were as follows (dollars in millions):

                                               1996     1995     1994
  Net Written Premiums (GAAP)
  NSA Group                                  $1,135   $1,277   $1,186
  Specialty Operations                          993    1,097    1,250
  Commercial and Personal Operations            660      717      683
  Other Lines                                  -           1        5
                                             $2,788   $3,092   $3,124

  Combined Ratios (GAAP)
  NSA Group                                    99.9%   105.2%   100.0%
  Specialty Operations                         84.1     94.8     97.2
  Commercial and Personal Operations          110.6     99.1     98.9
  Aggregate (including A&E and other lines)   102.9    101.2     99.4

   Operating results for 1996 were adversely impacted by two unusual items: (i) higher than normal catastrophe losses including approximately $30 million in losses due to Hurricane Fran and (ii) the strengthening of A&E reserves (exposures for which AFC may be liable under general liability policies written years ago). AFC increased A&E reserves of its discontinued insurance lines by $120 million by recording a third quarter, non-cash pretax charge of $80 million and reallocating $40 million in reserves from its Specialty Operations. A&E reserves at December 31, 1996, were approximately $343 million, an amount equal to approximately 10.5 times the preceding three years' average claim payments.

   In 1996, underwriting results of AFC's insurance operations significantly outperformed the industry average for the eleventh consecutive year. AFC's insurance operations have been able to exceed the industry's results by focusing on highly specialized niche products, supplemented by commercial lines coverages and personal automobile products.

   NSA Group The NSA Group has implemented premium rate increases in various states over the last three years. The higher rate levels along with competitive pressures in the nonstandard automobile insurance industry resulted in an 11% decline in net written premiums in 1996 and adversely impacted premium growth during 1995. These rate increases contributed to an improvement, however, in the combined ratio for 1996. The increase in the combined ratio for 1995 was due primarily to inadequate rate levels in certain markets and weather-related losses (principally from hailstorms in Texas) which more than offset a reduction in underwriting expenses due largely to cost control measures.

   Specialty Operations Net written premiums for the specialty operations declined 9% and 12% during 1996 and 1995, respectively, due primarily to a decrease in the California workers' compensation business in both years and withdrawal from an unprofitable pool at the end of 1995, partially offset by increases in other specialty niche lines. The decline in California workers' compensation premiums reflects (i) extremely competitive pricing in the marketplace as a result of the repeal of the California workers' compensation minimum rate law effective January 1, 1995 and (ii) the impact of mandatory premium rate reductions which took effect a year earlier.

   Excluding the impact of the decreases in the California workers' compensation business and the withdrawal from the voluntary pool, specialty net written premiums increased
$16 million (2%) in 1996. The increase is due in part to increases in specialized coverages for fidelity and surety bonds, executive liability, animal mortality and collateral protection exposures.

   The improvement in the combined ratio of the Specialty Lines for 1996 includes 4.1 percentage points attributable to a reallocation of loss reserves in connection with the strengthening of A&E reserves. Further improvement is attributable to (i) improved results in certain niche businesses, (ii) reductions in loss, loss adjustment expense and policyholder dividend reserves prompted by the fundamental changes in the California workers' compensation market and actuarial evaluations, and (iii) losses in 1995 from participation in the voluntary pool.

   The combined ratio of the specialty operations in 1995 reflects improved results experienced in the crop hail and farm lines as well as coverages of U.S. operations of Japanese companies. The 1995 combined ratio also includes losses resulting from participation in a voluntary pool from which AFC withdrew.

   Commercial and Personal Operations Net written premiums for the commercial and personal operations decreased 8% in 1996. The decrease is due primarily to significant reductions in homeowners coverages in certain states as well as competitive pricing conditions in the commercial casualty market, partially offset by increases in writings of workers' compensation coverages. The profitability of the commercial and personal operations declined in 1996 due primarily to deterioration in personal lines operations as well as weather-related losses, including losses from Hurricane Fran.

   Net written premiums increased 5% in 1995 due primarily to increased writing of workers' compensation and commercial umbrella insurance. The profitability of both of these lines improved in 1995. These profitable results were offset by unfavorable results in the personal lines operations from weather-related losses, start-up costs related to a direct-to-consumer operation and deteriorating automobile loss experience.

Investment Income Changes in investment income reflect fluctuations in market rates and changes in average invested assets.

   1996 compared to 1995  Investment income increased $96 million
(13%) from 1995; adjusting for the effects of the Mergers retroactively to January 1, 1995, investment income increased
$55 million (7%) from 1995 due primarily to an increase in the average amount of investments held.

   1995 compared to 1994 AFC's investment income increased $50 million (9%) from 1994 due to an increase in the average amount of investments held. For the period following the Mergers, investment income includes $117 million attributable to American
Premier.

Investee Corporations Equity in net earnings of investee corporations (companies in which AFC owns a significant portion of the voting stock) represents AFC's proportionate share of the investees' earnings and losses.

   1996 compared to 1995 AFC's equity in net earnings of investee corporations decreased $32 million compared to 1995. Chiquita reported a decrease in operating income in 1996 of $92 million. Chiquita recorded writedowns and costs of $70 million resulting from (i) industry-wide flooding in Costa Rica, Guatemala and Honduras, (ii) certain strategic undertakings designed to achieve further long-term reductions in the delivered product cost of Chiquita bananas and (iii) certain claims relating to prior European Union quota restructuring actions. Aside from the effects described above, operating income from remaining core operations improved in 1996 primarily as a result of lower delivered product cost for bananas. This improvement in core operating results substantially offset the elimination of earnings from Chiquita's Costa Rican edible oils operations which were sold in December 1995.

   1995 compared to 1994 AFC's equity in net earnings of investee corporations increased $32 million in 1995. Chiquita reported a $105 million improvement in operating income primarily due to net gains from the sale of non-core assets, higher banana prices outside the European Union, the favorable effect of foreign exchange rates on European sales, and earnings improvements from other food products.

Gains on Sales of Investees The gains on sales of investees in 1996 represent pretax gains, before $6.5 million of minority interest, on the sale of Citicasters common stock. The gains on sales of investees in 1994 represent pretax gains on the sale of General Cable common stock.

Gains on Sales of Subsidiaries The gains on sales of subsidiaries in 1996 include a pretax gain of $33.9 million on the sale of Buckeye and the settlement of litigation related to a subsidiary sold in 1993.

Annuity Benefits For GAAP financial reporting purposes, annuity receipts are accounted for as interest-bearing deposits ("annuity benefits accumulated") rather than as revenues. Under these contracts, policyholders' funds are credited with interest on a tax-deferred basis until withdrawn by the policyholder. Annuity benefits represent primarily interest related to annuity policyholders' funds held. The rate at which GALIC credits interest on annuity policyholders' funds is subject to change based on management's judgment of market conditions.

   Annuity receipts totaled approximately $570 million in 1996, $460 million in 1995 and $440 million in 1994. Annuity receipts have increased over the last few years due to sales of newly introduced single premium products and, in 1995, the development of new distribution channels.

   Annuity benefits increased $17 million (7%) in 1996 and $13 million (5%) in 1995 primarily due to an increase in average annuity benefits accumulated.

Interest on Borrowed Money Changes in interest expense result from fluctuations in market rates as well as changes in borrowings. AFC has generally financed its borrowings on a long-term basis which has resulted in higher current costs.

   1996 compared to 1995 Interest expense for 1996 was $86.1 million and interest expense for 1995, adjusted to reflect the effect of the Mergers retroactively to January 1, 1995, was $116.3 million. The $30 million (26%) decrease reflects significant debt retirements during both 1995 and 1996.

   1995 compared to 1994 Excluding $29 million attributable to American Premier, interest expense decreased by $22 million (19%) due primarily to repayments of borrowings by AFC and certain subsidiaries and the AFC debt exchange in 1994.

Other Operating and General Expenses  Operating and general
expenses included the following (in millions):
                                     1996     1995     1994
  Minority interest                   $56      $28      $ 9
  Allowance for bad debts               -        -       18
  Charge for California insurance
    reform measure                      -        -       19

Income Taxes See Note L to the Financial Statements for an analysis of items affecting AFC's effective tax rate.

                                ITEM 8

             Financial Statements and Supplementary Data

                                                          Page

Report of Independent Auditors                             F-1

Consolidated Balance Sheet:
   December 31, 1996 and 1995                              F-2

Consolidated Statement of Earnings:
   Years ended December 31, 1996, 1995 and 1994            F-3

Consolidated Statement of Changes in Capital Accounts:
   Years ended December 31, 1996, 1995 and 1994            F-4

Consolidated Statement of Cash Flows:
   Years ended December 31, 1996, 1995 and 1994            F-5

Notes to Consolidated Financial Statements                 F-6


"Selected Quarterly Financial Data" has been included in Note O to the Consolidated Financial Statements.

                                ITEM 9

     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    AFC filed a report on Form 8-K on August 29, 1995, reporting a change in independent auditors of American Premier Underwriters, Inc. The report is incorporated herein by reference.

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

                    REPORT OF INDEPENDENT AUDITORS


 Board of Directors
 American Financial Corporation

 We have audited the accompanying consolidated balance sheets of American Financial Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, changes in capital accounts, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at
 Item 14(a). These financial statements and schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Financial Corporation and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                    ERNST & YOUNG LLP


 Cincinnati, Ohio
 March 25, 1997

             AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
                            (In Thousands)

                                                                December 31,
                                                             1996          1995
          Assets
Cash and short-term investments                       $   404,831   $   448,201
Investments:
  Bonds and redeemable preferred stocks:
    Held to maturity - at amortized cost
     (market - $3,528,100 and $3,729,300)               3,491,126     3,588,943
    Available for sale - at market
     (amortized cost - $6,362,597 and $5,648,060)       6,494,597     5,949,260
  Other stocks - principally at market
    (cost - $142,364 and $136,944)                        327,664       252,244
  Investment in investee corporations                     199,651       306,545
  Loans receivable                                        568,055       630,084
  Real estate and other investments                       205,021       216,460
      Total investments                                11,286,114    10,943,536

Recoverables from reinsurers and prepaid
  reinsurance premiums                                    942,450       923,080
Agents' balances and premiums receivable                  609,403       703,274
Deferred acquisition costs                                452,041       419,919
Other receivables                                         272,766       269,600
Deferred tax asset                                        137,284       200,434
Assets held in separate accounts                          247,579       238,524
Prepaid expenses, deferred charges and other assets       368,114       390,750
Cost in excess of net assets acquired                     278,581       314,136

                                                      $14,999,163   $14,851,454

   Liabilities and Shareholders' Equity
Unpaid losses and loss adjustment expenses            $ 4,123,701   $ 4,096,703
Unearned premiums                                       1,247,806     1,294,054
Annuity benefits accumulated                            5,365,612     5,051,959
Life, accident and health reserves                        575,380       538,274
Payable to American Financial Group, Inc.                 422,015        85,056
Other long-term debt:
  Direct obligations of AFC Parent Company                172,809       311,202
  Obligations of AFC subsidiaries:
   American Premier Underwriters (parent only)            166,695       337,334
   American Annuity Group                                 114,900       167,734
   Other subsidiaries                                      63,515        65,793
Liabilities related to separate accounts                  247,579       238,524
Accounts payable, accrued expenses and other
  liabilities                                             915,398     1,089,741
     Total liabilities                                 13,415,410    13,276,374

Minority interest                                         306,858       326,979

Shareholders' Equity:
  Preferred Stock (liquidation value
   - $258,638 and $278,719)                               162,760       168,484
  Common Stock without par value                            9,625         9,625
  Capital Surplus                                         919,746       464,366
  Retained earnings                                         1,364       365,126
  Net unrealized gain on marketable securities,
    net of deferred income taxes                          183,400       240,500
     Total shareholders' equity                         1,276,895     1,248,101

                                                      $14,999,163   $14,851,454


See notes to consolidated financial statements.

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF EARNINGS
                            (In Thousands)

                                                     Year ended December 31,
                                                  1996        1995        1994

Income:
  Property and casualty insurance premiums  $2,844,512  $2,648,703  $1,378,628
  Life, accident and health premiums           103,552      15,691       2,231
  Investment income                            845,330     749,510     582,931
  Realized gains (losses) on sales of
    securities                                  (3,470)     84,028      48,342
  Equity in net earnings (losses) of
    investee corporations                      (16,955)     15,237     (16,573)
  Gains on sales of investee corporations      169,138         335       1,694
  Gains on sales of subsidiaries                36,837        -           -
  Other income                                 134,904     114,602     107,051
                                             4,113,848   3,628,106   2,104,304

Costs and Expenses:
  Property and casualty insurance:
    Losses and loss adjustment expenses 2,131,421 1,977,395 986,996 Commissions and other underwriting
      expenses                                 793,800     707,340     428,590
  Annuity benefits                             271,821     254,650     241,811
  Life, accident and health benefits            92,315      13,202       1,524
  Interest charges on borrowed money            86,148     122,568     115,162
  Book Value Incentive Plan                       -           -         34,740
  Other operating and general expenses         400,361     301,053     251,913
                                             3,775,866   3,376,208   2,060,736
  Earnings before income taxes and
  extraordinary items                          337,982     251,898      43,568
Provision for income taxes                      89,658      56,447      24,650

Earnings before extraordinary items            248,324     195,451      18,918

Extraordinary items - gain (loss) on
  prepayment of debt                           (26,328)      1,832     (16,818)

Net Earnings                                $  221,996  $  197,283  $    2,100



See notes to consolidated financial statements.

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL ACCOUNTS
                            (In Thousands)

                                          Capital      Other                                           Net
                                       Subject to  Preferred    Common     Capital   Retained   Unrealized
                                       Redemption      Stock     Stock     Surplus   Earnings         Gain
Balance at December 31, 1993              $49,232   $168,588    $  904    $   -      $210,846     $156,900

Net earnings                                 -          -         -           -         2,100         -
Change in unrealized                         -          -         -           -          -        (153,400)
Dividends on:
  Preferred Stock                            -          -         -           -       (25,728)        -
  Common Stock                               -          -         -           -        (3,794)        -
Purchases and redemptions                  (6,625)      (104)     -           -           (56)        -
Decrease in capital subject to
  put option                               (7,225)      -         -           -         7,225         -
Transfer from capital subject
  to put option                           (32,502)      -         -           -        32,502         -
Balance at December 31, 1994                2,880    168,484       904        -       223,095        3,500

Adjustment for pooling of
  interests at April 3, 1995                 -          -         -        454,969       -           2,400
Net earnings                                 -          -         -           -       197,283         -
Change in unrealized                         -          -         -           -          -         234,600
Exercise of stock options                    -          -        8,721        -          -            -
Dividends on:
  Preferred Stock                            -          -         -           -       (25,397)        -
  Common Stock                               -          -         -           -       (29,855)        -
Purchases and redemptions                  (2,880)      -         -           -          -            -
Capital contribution from parent             -          -         -          9,333       -            -
Change in foreign currency translation       -          -         -             64       -            -
Balance at December 31, 1995                 -       168,484     9,625     464,366    365,126      240,500

Net earnings                                 -          -         -           -       221,996         -
Change in unrealized                         -          -         -           -          -         (57,100)
Dividends on:
  Preferred Stock                            -          -         -           -       (24,898)        -
  Common Stock                               -          -         -           -      (560,860)        -
Purchases and redemptions                    -       (22,524)     -        (14,388)      -            -
Sale of preferred shares to
  employee benefit plan                      -        16,800      -           -          -            -
Capital contribution from parent             -          -         -        468,666       -            -
Change in foreign currency translation       -          -         -          1,102       -            -
Balance at December 31, 1996              $  -      $162,760    $9,625    $919,746   $  1,364     $183,400



See notes to consolidated financial statements.

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In Thousands)

                                                          Year ended December 31,
Operating Activities:                                  1996         1995         1994
  Net earnings                                   $  221,996   $  197,283   $    2,100
  Adjustments:
    Extraordinary items                              26,328       (1,832)      16,818
    Depreciation and amortization                    79,425       47,760       30,729
    Annuity benefits                                271,821      254,650      241,811
    Equity in net (earnings) losses of
      investee corporations                          16,955      (15,237)      16,573
    Changes in reserves on assets                     5,656        2,302       17,094
    Realized gains on investing activities         (198,676)     (84,995)     (59,609)
    Decrease (increase) in reinsurance and
      other receivables                              95,553       25,781     (223,113)
    Decrease (increase) in other assets              23,665      (10,955)     (96,596)
    Increase in insurance claims and reserves         9,171      137,180      345,542
    Increase (decrease) in other liabilities       (211,697)    (255,404)      67,799
    Increase in minority interest                    53,894       18,989        6,773
    Dividends from investees                          4,799        9,568       21,567
    Other, net                                       (3,989)      (1,233)      (1,488)
                                                    394,901      323,857      386,000
Investing Activities:
  Purchases of and additional investments in:
    Fixed maturity investments                   (2,128,015)  (2,378,427)  (1,726,318)
    Equity securities                               (10,528)      (1,034)      (7,315)
    Investees and subsidiaries                         -         (68,591)     (29,306)
    Real estate, property and equipment             (38,035)     (42,579)     (27,185)
  Maturities and redemptions of fixed maturity
    investments                                     615,849      308,526      420,945
  Sales of:
    Fixed maturity investments                      881,114    2,310,837      694,947
    Equity securities                                53,195       17,379      127,181
    Investees and subsidiaries                      284,277         -          27,621
    Real estate, property and equipment               7,981       27,759        6,151
  Cash and short-term investments of acquired
    (former) subsidiary                              (4,589)     392,100         -
  Decrease (increase) in other investments              594       (7,326)      (5,571)
                                                   (338,157)     558,644     (518,850)

Financing Activities:
  Annuity receipts                                  573,741      457,525      442,703
  Annuity payments                                 (517,881)    (412,854)    (321,038)
  Additional long-term borrowings                   288,775      337,076      244,311
  Reductions of long-term debt                     (582,288)  (1,061,187)    (193,481)
  Borrowings from AFG                               152,471      102,202         -
  Payments to AFG                                   (61,000)     (18,174)        -
  Issuance of preferred stock                        16,800         -            -
  Repurchases of preferred stock                    (36,912)      (2,880)      (6,738)
  Exercise of stock options                            -           8,721         -
  Issuance of trust originated preferred
    securities                                       72,412         -            -
  Capital contribution                               18,666        9,333         -
  Cash dividends paid                               (24,898)     (25,397)     (29,522)
                                                   (100,114)    (605,635)     136,235

Net Increase (Decrease) in Cash and Short-term
  Investments                                       (43,370)     276,866        3,385
Cash and short-term investments at beginning
  of period                                         448,201      171,335      167,950
Cash and short-term investments at end of
  period                                         $  404,831   $  448,201   $  171,335

See notes to consolidated financial statements.

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


_______________________________________________________________________

                            INDEX TO NOTES

   A. Mergers                                   I. Other Long-Term Debt
   B. Accounting Policies                       J. Preferred Stock
   C. Acquisitions and Sales of Subsidiaries    K. Common Stock
        and Investees                           L. Income Taxes
   D. Segments of Operations                    M. Extraordinary Items
   E. Investments                               N. Commitments and Contingencies
   F. Investment in Investee Corporations       O. Quarterly Operating Results
   G. Cost in Excess of Net Assets Acquired     P. Insurance
   H. Payable to American Financial Group, Inc. Q. Additional Information

_______________________________________________________________________

A. Mergers  On April 3, 1995, American Financial Corporation
   ("AFC") merged with a newly formed subsidiary of American
   Financial Group, Inc. ("AFG"), a new company formed to own
   100% of the common stock of both AFC and American Premier
   Underwriters, Inc. ("American Premier").  In the transaction,
   Carl H. Lindner and members of his family, who owned 100% of the Common Stock of AFC, exchanged their AFC Common Stock for approximately 55% of American Financial Group voting common stock. Former shareholders of American Premier, including
   AFC and its subsidiaries, received shares of American
   Financial Group stock on a one-for-one basis. No gain or loss was recorded on the exchange of shares.

   AFC continues to be a separate SEC reporting company with publicly traded debentures and preferred stock. Holders of AFC Series F and G Preferred Stock were granted voting rights equal to approximately 21% of the total voting power of AFC shareholders immediately prior to the Mergers.

   At the close of business on December 31, 1996, AFG contributed to AFC 81% of the common stock of American
   Premier. Since AFC and American Premier are under the common control of AFG, the acquisition of American Premier has been recorded by AFC at AFG's historical cost in a manner similar to a pooling of interests. Accordingly, the historical consolidated financial statements of AFC for periods subsequent to the April 3, 1995 Mergers have been restated to include the accounts of American Premier. The following table (in millions) reconciles revenue and net earnings previously reported by AFC and American Premier to those reported in AFC's Statement of Earnings.

                                       Nine Months Ended      Year Ended
                                      September 30, 1996     December 31,
                                              (Unaudited)           1995
   Revenues as previously reported:
       AFC                                        $2,096          $2,384
       American Premier                            1,236           1,736
                                                   3,332           4,120
    Eliminations(*)                                 (106)           (492)
    Restated revenues                             $3,226          $3,628

    Net earnings as previously reported:
       AFC                                        $  142          $  138
       American Premier                              122              62
                                                     264             200
    Eliminations(*)                                  (33)             (3)
    Restated net earnings                         $  231          $  197

    (*) Represents adjustments to (i) eliminate intercompany transactions between AFC and American Premier, (ii) eliminate American Premier's first quarter 1995 results prior to the Mergers and (iii) reflect American Premier's results on AFG's basis.

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


B. Accounting Policies

   Basis of Presentation The consolidated financial statements include the accounts of AFC and its subsidiaries. Mergers and changes in ownership levels of subsidiaries and affiliates have resulted in certain differences in the financial statements and have affected comparability between years.
   Certain reclassifications have been made to prior years to conform to the current year's presentation. All significant intercompany balances and transactions have been eliminated.
   All acquisitions have been treated as purchases. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements.

   The preparation of the financial statements in conformity with g enerally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.
   Changes in circumstances could cause actual results to differ materially from those estimates.

   AFC's ownership of subsidiaries and significant affiliates with publicly traded shares at December 31, was as follows:

                                                       1996   1995   1994
      American Annuity Group, Inc. ("AAG")               81%    81%    80%
      American Financial Enterprises, Inc. ("AFEI")      83%    83%    83%
      American Premier Underwriters, Inc.                81%    (a)    42%
      Chiquita Brands International, Inc.                43%    44%    46%
      Citicasters Inc.                                   (b)    38%    37%

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


           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


   Annuity Benefits Accumulated Annuity receipts and benefit payments are recorded as increases or decreases in "annuity benefits accumulated" rather than as revenue and expense.
   Increases in this liability for interest credited are charged to expense and decreases for surrender charges are credited to other income.

   Life, Accident and Health Reserves Liabilities for future policy benefits under traditional ordinary life, accident and health policies are computed using a net level premium method.
   Computations are based on anticipated investment yield
   (primarily 7%), mortality, morbidity and surrenders and include provisions for unfavorable deviations. Reserves are modified as necessary to reflect actual experience and developing trends.

   Assets Held In and Liabilities Related to Separate Accounts
   Investment annuity deposits and related liabilities represent primarily deposits maintained by several banks under a previously offered tax-deferred annuity program. AAG receives an annual fee from each bank for sponsoring the program; if depositors elect to purchase an annuity from AAG, funds are transferred to AAG.

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

   Policyholder Dividends Dividends payable to policyholders are included in "Accounts payable, accrued expenses and other liabilities" and represent estimates of amounts payable on participating policies which share in favorable underwriting results. The estimate is accrued during the period in which the related premium is earned. Changes in estimates are included in income in the period determined. Policyholder dividends do not become legal liabilities unless and until declared by the boards of directors of the insurance companies.

   Income Taxes AFC and American Premier have each filed consolidated federal income tax returns which include all 80%-owned U.S. subsidiaries, except for certain life insurance subsidiaries and their subsidiaries. Because voting rights aggregating 21% were extended to holders of AFC Series F and G
   Preferred Stock in connection with the Mergers, AFC filed a separate consolidated return for 1995 and will again for 1996.
   At the close of business on December 31, 1996, AFG contributed
   81% of the common stock of American Premier to AFC.
   Accordingly, AFC and American Premier will file a consolidated return for 1997.

   Deferred income taxes are calculated using the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases and are measured using enacted tax rates. Deferred tax assets are recognized if it is more likely than not that a benefit will be realized.

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


   Benefit Plans AFC provides retirement benefits, to qualified employees of participating companies through contributory and noncontributory defined contribution plans. Contributions to benefit plans are charged against earnings in the year for which they are declared. Both AFC and American Premier had Employee Stock Ownership Retirement Plans ("ESORP") which were noncontributory, qualified plans invested in securities of AFG and affiliates for the benefit of their employees. In 1997, these ESORP plans were combined into a new plan.

   AFC and many of its subsidiaries provide health care and life insurance benefits to eligible retirees. AFC also provides postemployment benefits to former or inactive employees
   (primarily those on disability) who were not deemed retired under other company plans. The projected future cost of providing these benefits is expensed over the period the employees qualify for such benefits.

   In connection with the Mergers, full vesting was granted to holders of units under AFC's Book Value Incentive Plan and the plan was terminated. Cash payments, which were made in April
   1995 to holders of the units, were accrued at December 31, 1994.

   Minority Interest For balance sheet purposes, minority interest represents (i) the interests of noncontrolling shareholders in AFC subsidiaries including $75 million of trust originated preferred securities ("TOPrS") issued by a trust subsidiary of AAG and (ii) AFC's direct ownership interest in American Premier. For income statement purposes, minority interest expense (included in "other operating and general expenses") represents those shareholders' interest in the earnings of AFC subsidiaries as well as accrued distributions on the TOPrS.

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

   Fair Value of Financial Instruments Methods and assumptions used in estimating fair values are described in Note Q to the financial statements. These fair values represent point-in-time estimates of value that might not be particularly relevant in predicting AFC's future earnings or cash flows.

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


C. Acquisitions and Sales of Subsidiaries and Investees

   Citicasters  In September 1996, AFC sold its investment in
   Citicasters to Jacor Communications for approximately
   $220 million in cash plus warrants to purchase Jacor common stock. AFC realized a pretax gain of approximately
   $169 million, before minority interest of $6.5 million, on the sale. In 1994, AFEI purchased approximately 10% of Citicasters common stock from an unaffiliated company for $23.9 million in cash.

   Buckeye  In March 1996, American Premier sold Buckeye
   Management Company to Buckeye's management (including an AFG director who resigned in March 1996) and employees for $60 million in cash, net of transaction costs. AFC recognized a $33.9 million pretax gain on the sale.

   General Cable  In 1994, AFC sold its investment in General
   Cable common stock to an unaffiliated company for $27.6 million in cash. AFC realized a $1.7 million pretax gain on the sale (excluding its share of American Premier's loss on its sale of General Cable securities).

D. Segments of Operations AFC operates its property and casualty insurance business in three major segments:
   nonstandard automobile, specialty lines, and commercial and personal lines. AFC's annuity and life business primarily sells tax-deferred annuities to employees of primary and secondary educational institutions and hospitals. These insurance businesses operate throughout the United States.
   In addition, AFC has owned significant portions of the voting equity securities of certain companies (investee corporations
   - see Note F).

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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
                                              1996          1995          1994
   Assets
   Property and casualty insurance (a) $ 7,116,088   $ 7,443,115   $ 4,576,591
   Annuities and life                    7,009,127     6,600,377     5,078,928
   Other                                   674,297       501,417       104,495
                                        14,799,512    14,544,909     9,760,014
   Investment in investee corporations     199,651       306,545       832,637

                                       $14,999,163   $14,851,454   $10,592,651

   Revenues (b)
   Property and casualty insurance:
     Premiums earned:
       Nonstandard automobile          $ 1,183,098   $   954,210   $    24,974
       Specialty lines                     976,150       995,528       698,365
       Commercial and personal lines       684,776       697,512       648,222
       Other lines                             488         1,453         7,067
                                         2,844,512     2,648,703     1,378,628
     Investment and other income           500,897       465,998       314,731
                                         3,345,409     3,114,701     1,693,359
   Annuities and life (c)                  585,079       444,082       379,534
   Other                                   200,315        54,086        47,984
                                         4,130,803     3,612,869     2,120,877
   Equity in net earnings (losses)
     of investee corporations              (16,955)       15,237       (16,573)

                                       $ 4,113,848   $ 3,628,106   $ 2,104,304

   Operating Profit (Loss)
   Property and casualty insurance:
     Underwriting:
       Nonstandard automobile          $     1,015  ($    60,316) ($     3,080)
       Specialty lines                     154,329        50,690       (12,598)
       Commercial and personal lines       (72,513)        5,315         7,087
       Other lines (d)                    (163,540)      (31,721)      (24,914)
                                           (80,709)      (36,032)      (33,505)
     Investment and other income           359,002       357,617       199,292
                                           278,293       321,585       165,787
   Annuities and life                       77,119        79,579        58,748
   Other (e)                                  (475)     (164,503)     (164,394)
                                           354,937       236,661        60,141
   Equity in net earnings (losses) of
     investee corporations                 (16,955)       15,237       (16,573)

                                       $   337,982   $   251,898   $    43,568

   (a)  Not allocable to segments.
   (b) Revenues include sales of products and services as well as other income earned by the respective segments.
   (c)  Represents primarily investment income.
   (d) Represents primarily losses related to asbestos and other environmental matters ("A&E").
   (e)  Includes holding company expenses.

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


E. Investments Bonds, redeemable preferred stocks and other stocks at December 31, consisted of the following (in millions):

                                                     1996
                                               Held to Maturity
                                   Amortized     Market      Gross Unrealized
                                        Cost      Value      Gains     Losses

   Bonds and redeemable
    preferred stocks:
     United States Government
      and government agencies
      and authorities               $     -    $     -       $  -       $  -
     States, municipalities and
      political subdivisions            80.0       79.9        1.1       (1.2)
     Foreign government                  8.5        9.0         .5         -



     Public utilities                  501.4      501.4        6.4       (6.4)
     Mortgage-backed securities        935.9      949.0       18.8       (5.7)
     All other corporate             1,965.3    1,988.8       34.8      (11.3)
     Redeemable preferred stocks        -          -            -          -
                                    $3,491.1   $3,528.1      $61.6     ($24.6)

   Other stocks

                                                     1996
                                               Available for Sale
                                   Amortized     Market      Gross Unrealized
                                        Cost      Value      Gains     Losses
   Bonds and redeemable
    preferred stocks:
     United States Government
      and government agencies
      and authorities               $  472.2   $  475.7     $  7.3     ($ 3.8)
     States, municipalities and
      political subdivisions            39.6       39.7         .5        (.4)
     Foreign government                 94.5       94.3         .8       (1.0)
     Public utilities                  443.8      453.6       13.1       (3.3)
     Mortgage-backed securities      1,626.3    1,637.9       28.1      (16.5)
     All other corporate             3,624.4    3,733.0      122.2      (13.6)
     Redeemable preferred stocks        61.8       60.4        1.5       (2.9)
                                    $6,362.6   $6,494.6     $173.5     ($41.5)

   Other stocks                     $  142.4   $  327.7     $191.6     ($ 6.3)

                                                     1995
                                                 Held to Maturity
                                   Amortized     Market      Gross Unrealized
                                        Cost      Value      Gains     Losses
   Bonds and redeemable
    preferred stocks:
     United States Government
       and government agencies
       and authorities              $     -    $     -      $   -       $  -
     States, municipalities and
       political subdivisions           55.0       56.6        1.7        (.1)
     Foreign government                 13.1       12.8        1.0       (1.3)
     Public utilities                  528.8      545.3       17.7       (1.2)
     Mortgage-backed securities        945.7      980.3       35.3        (.7)
     All other corporate             2,042.1    2,129.8       87.8        (.1)
     Redeemable preferred stocks         4.2        4.5         .3         -
                                    $3,588.9   $3,729.3     $143.8     ($ 3.4)

   Other stocks

                                                     1995
                                               Available for Sale
                                   Amortized     Market      Gross Unrealized
                                        Cost      Value      Gains     Losses
   Bonds and redeemable
    preferred stocks:
     United States Government
       and government agencies
       and authorities              $  413.9   $  431.3     $ 17.5     ($  .1)
     States, municipalities and
       political subdivisions           20.6       20.3         .3        (.6)
     Foreign government                 87.5       89.9        2.4         -
     Public utilities                  561.3      591.0       32.3       (2.6)
     Mortgage-backed securities      1,373.2    1,407.8       40.7       (6.1)
     All other corporate             3,087.1    3,304.3      219.8       (2.6)
     Redeemable preferred stocks       104.5      104.7        1.9       (1.7)
                                    $5,648.1   $5,949.3     $314.9     ($13.7)

   Other stocks                     $  136.9   $  252.2     $115.9     ($  .6)

   The table below sets forth the scheduled maturities of bonds and redeemable preferred stocks based on carrying value as of December 31, 1996. Data based on market value is generally the same. Mortgage-backed securities had an average life of approximately 7.5 years at December 31, 1996.

                                                  Held to   Available
            Maturity                             Maturity    for Sale
          One year or less                             6%          2%
          After one year through five years           27          17
          After five years through ten years          36          41
          After ten years                              4          15
                                                      73          75
          Mortgage-backed securities                  27          25
                                                     100%        100%

   Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


   Realized gains (losses) and changes in unrealized appreciation
   (depreciation) on fixed maturity and equity security investments are summarized as follows (in thousands):

                                 Fixed      Equity        Tax
                            Maturities  Securities    Effects       Total
     1996
     Realized                ($ 16,545)    $13,075   $  8,199    $  4,729
     Change in Unrealized     (272,583)     70,000     70,904    (131,679)

     1995
     Realized                   77,963       6,065    (13,915)     70,113
     Change in Unrealized      810,690      43,700   (288,001)    566,389

     1994
     Realized                   (1,107)     49,449         30      48,372
     Change in Unrealized     (673,001)    (60,500)   256,725    (476,776)

   Transactions in fixed maturity investments included in the Statement of Cash Flows consisted of the following (in millions):

                                    Maturities
                                           and              Gross    Gross
                        Purchases  Redemptions      Sales   Gains   Losses
     1996
     Held to Maturity    $  202.2       $331.0   $    9.3   $ 2.4   ($ 1.2)
     Available for Sale   1,925.8        284.8      871.8    29.6    (47.3)
          Total          $2,128.0       $615.8   $  881.1   $32.0   ($48.5)

     1995
     Held to Maturity    $  774.8       $175.2   $   12.9   $ 1.9   ($ 2.3)
     Available for Sale   1,603.6        133.3    2,297.9    88.0     (9.6)
          Total          $2,378.4       $308.5   $2,310.8   $89.9   ($11.9)

     1994
     Held to Maturity    $1,090.0       $216.0   $    8.0   $ 3.3   ($ 2.5)
     Available for Sale     636.3        204.9      686.9     9.4    (11.3)
          Total          $1,726.3       $420.9   $  694.9   $12.7   ($13.8)

   Securities classified as "held to maturity" having an amortized cost of $9.5 million, $14.7 million and $8.7 million were sold for a loss of $159,000, $1.8 million and $712,000 in 1996, 1995 and 1994, respectively, due to significant deterioration in the issuers' creditworthiness.

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


F. Investment in Investee Corporations The companies in the following table are subject to the rules and regulations of the SEC. The market value of the investments was approximately
   $306 million and $509 million at December 31, 1996 and 1995, respectively. AFC's investment (and common stock ownership percentage) and equity in net earnings and losses of investees are stated below (dollars in thousands):

                            Investment (Ownership %)       Equity in Net Earnings (Losses)
                         12/31/96         12/31/95             1996       1995        1994
   Chiquita (a)          $199,651 (43%)   $232,466 (44%)   ($18,415)   $ 3,628    ($26,670)
   Citicasters (b)           -              74,079 (38%)      1,460      4,702       8,950
   American Premier(c)       -                -                -         6,907       1,147

                         $199,651         $306,545         ($16,955)   $15,237    ($16,573)

   (a) Equity in net earnings (losses) excludes AFC's share of extraordinary losses.
   (b) Sold in September 1996.
   (c) Accounted for as an 81% subsidiary beginning on April 3, 1995.

   Chiquita is a leading international marketer, producer and distributor of bananas and other quality fresh and processed food products. Citicasters owned and operated radio and television stations in major markets throughout the country.

   Summarized financial information for Chiquita at December 31, is shown below (in millions). See "Investee Corporations" in Management's Discussion and Analysis.

                                         Chiquita Brands International, Inc.
                                                   1996     1995     1994

     Current Assets                              $  844   $  877
     Non-current Assets                           1,623    1,747
     Current Liabilities                            464      510
     Non-current Liabilities                      1,279    1,442
     Shareholders' Equity                           724      672

     Net Sales of Continuing Operations          $2,435   $2,566   $2,506
     Operating Income                                84      176       71
     Income (Loss) from Continuing Operations       (28)      28      (84)
     Discontinued Operations                        -        (11)      35
     Extraordinary Loss from Debt Refinancings      (23)      (8)     (23)
     Net Income (Loss)                              (51)       9      (72)

G. Cost in Excess of Net Assets Acquired At December 31, 1996 and 1995, accumulated amortization of the excess of cost over net assets of purchased subsidiaries amounted to approximately
   $121 million and $110 million, respectively. Amortization expense was $10.8 million in 1996, $9.2 million in 1995 and $6.1 million in 1994.

H. Payable to American Financial Group, Inc. Following the Mergers, American Premier agreed to lend up to $675 million to AFC under a line of credit. Borrowings under the credit line bear interest at 11-5/8%. On December 27, 1996, American Premier paid a dividend to AFG which consisted of the $675 million note receivable plus accrued interest. Subsequently, AFG contributed $450 million of the note to AFC. At December 31, 1996, AFC had outstanding borrowings under the note of $225.0 million, plus accrued interest of $19.1 million.

             AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

   Also subsequent to the Mergers, American Premier entered into a credit agreement with AFG under which American Premier and AFG may make loans of up to $200 million available to each other. The balance outstanding under the credit line bears interest at a variable rate of one percent over LIBOR and is payable on December 31, 2010. At December 31, 1996, American Premier had outstanding borrowings under the credit agreement of $175.5 million, plus accrued interest of $2.5 million.

I. Other Long-Term Debt Long-term debt consisted of the following at December 31, (in thousands):

                                                               1996       1995
   American Financial Corporation (Parent Company):
     9-3/4% Debentures due April 2004, less discount of
       $1,146 and $1,249(imputed rate - 9.8%)              $164,368   $302,510
     Other                                                    8,441      8,692

                                                           $172,809   $311,202

   American Premier Underwriters, Inc. (Parent Company):
     9-3/4% Subordinated Notes due August 1999,
       including premium of $1,912 and $4,403
       (imputed rate - 8.8%)                               $ 93,604   $161,531
     10-5/8% Subordinated Notes due April 2000,
       including premium of $2,629 and $7,210
       (imputed rate - 8.8%)                                 54,595    120,222
     10-7/8% Subordinated Notes due May 2011,
       including premium of $1,642 and $5,082
       (imputed rate - 9.6%)                                 18,496     55,581

                                                           $166,695   $337,334

   American Annuity Group, Inc.:
     Notes payable to banks due September 1999             $ 44,700   $ 20,500
     9-1/2% Senior Notes due August 2001                     40,845     41,490
     11-1/8% Senior Subordinated Notes due February 2003     24,080    101,443
     Other                                                    5,275      4,301

                                                           $114,900   $167,734

   Other Subsidiaries:
     Notes payable secured by real estate                  $ 52,543   $ 53,066
     Other                                                   10,972     12,727

                                                           $ 63,515   $ 65,793

             AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

   At December 31, 1996, sinking fund and other scheduled principal payments on debt for the subsequent five years were as follows (in thousands):

                          American
                 Parent    Premier           Other
                Company    (Parent)   Subsidiaries        Total
      1997       $5,616    $  -            $ 2,533     $  8,149
      1998         -          -              2,846        2,846
      1999         -        91,692          47,137      138,829
      2000         -        51,966           8,735       60,701
      2001         -          -             42,304       42,304

   Debentures purchased in excess of scheduled payments may be applied to satisfy any sinking fund requirement. The scheduled principal payments shown above assume that debentures purchased are applied to the earliest scheduled retirements.

   Great American Holding Company ("GAHC"), a wholly-owned subsidiary of AFC, and Pennsylvania Company ("Pennco"), a wholly-owned subsidiary of American Premier have revolving loan agreements with groups of banks under which they can borrow up to $300 million and $75 million, respectively. Borrowings bear interest at floating rates based on prime or LIBOR and are collateralized by certain stock of operating subsidiaries. Each facility is guaranteed by the respective immediate parent company. At December 31, 1996 and 1995, there were no outstanding borrowings under either of these credit lines.

   AAG and AFEI have revolving credit agreements with banks under which they can borrow up to $115 million and $20 million, respectively. Borrowings bear interest at floating rates based on prime or LIBOR and are collateralized. At December 31, 1996 and 1995, there were no outstanding borrowings under the AFEI credit line.

   During 1995, AFC redeemed $279 million of its various debentures, repaid $187 million of GAHC's bank debt, and redeemed $200 million of GAHC's Notes using funds borrowed under the AFG line of credit. Also during 1995, AFC sold an aggregate of $100 million of its 9-3/4% debentures due 2004 for cash. During 1996, AFC repurchased $138.2 million of its 9-3/4% debentures for $147.9 million in cash.

   As the result of the Mergers and a subsequent ratings downgrade, holders of American Premier's Notes had the right to "put" their Notes to American Premier at face amount.
   Approximately $44 million of the Notes were tendered under the put right in 1995. In addition, American Premier repurchased $136 million of the Notes during 1995 for $142.7 million in cash.

   In a December 1996 tender offer, American Premier retired
   $95.3 million of its Notes for $105.6 million. In addition, American Premier repurchased $64.8 million of its Notes for $71.6 million in cash during 1996.

   During 1995, AAG repurchased $4.9 million of its Notes for $5.0 million in cash. During 1996, AAG repurchased
   $78 million of its Notes for $84.2 million in cash.

   Cash interest payments of $83 million, $137 million and $115 million were made on long-term borrowings in 1996, 1995 and 1994, respectively.

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

J. Preferred Stock Under provisions of both the Nonvoting (21.1 million shares authorized, including the Mandatory Redeemable Preferred Stock) and Voting (17.0 million shares authorized, 13.9 million shares outstanding) Cumulative Preferred Stock, the Board of Directors may divide the authorized stock into series and set specific terms and conditions of each series. The outstanding shares of preferred stock consisted of the following:

     Series F, $1 par value - authorized 15,000,000 shares; $20.00 liquidating value per share; annual dividends per share $1.80; nonredeemable after 1996; 11,900,725 and 13,744,754 shares (stated value $145.4 million and $167.9 million) outstanding at December 31, 1996 and 1995, respectively.

     Series G, $1 par value - authorized 2,000,000 shares;
     annual dividends per share $1.05; redeemable at $10.50 per share; 1,964,158 and 364,158 shares (stated value
     $17.4 million and $600,000) outstanding at December 31, 1996 and 1995, respectively.

   In December 1996, AFC redeemed 1.6 million shares of its Series F Preferred Stock for $31.9 million and, in October, AFC purchased 250,000 shares of Series F from AFC's ESORP for $5.0 million. In December 1996, AFC issued 1.6 million shares of its Series G Preferred Stock to AFC's ESORP for $16.8 million.

   During 1995 and 1994, AFC retired issues of its mandatorily redeemable preferred stock for an aggregate of $2.9 million and $6.6 million, respectively.

K. Common Stock At December 31, 1996, American Financial Group owned all of the outstanding shares of AFC's Common Stock.

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

L. Income Taxes The following is a reconciliation of income taxes at the statutory rate of 35% and income taxes as shown in the Statement of Earnings (in thousands):

                                                 1996       1995       1994
    Earnings before income taxes and
      extraordinary items                    $337,982   $251,898   $ 43,568
    Extraordinary items before income taxes   (33,331)     1,551    (17,192)
    Adjusted earnings before income taxes    $304,651   $253,449   $ 26,376

    Income taxes at statutory rate           $106,628   $ 88,707   $  9,232
    Effect of:
      Losses (utilized) not utilized          (43,789)   (40,292)    19,267
      Dividends received deduction             (7,450)    (7,823)    (8,528)
      Minority interest                        18,507      9,533      2,998
      Amortization of intangibles               3,065      3,015      1,987
      Tax exempt interest                        (597)      (897)      (689)
      Foreign income taxes                      3,474        359          6
      State income taxes                        4,140         81        149
      Other                                    (1,323)     3,483       (146)
    Total provision                            82,655     56,166     24,276
    Amounts applicable to
      extraordinary items                       7,003        281        374
    Provision for income taxes as shown
      on the Statement of Earnings           $ 89,658   $ 56,447   $ 24,650


   Adjusted earnings before income taxes consisted of the following (in thousands):

                                                 1996       1995       1994

    Subject to tax in:
      United States                          $318,919   $256,417   $ 28,422
      Foreign jurisdictions                   (14,268)    (2,968)    (2,046)

                                             $304,651   $253,449   $ 26,376


   The total income tax provision consists of (in thousands):

                                                 1996       1995       1994
      Current taxes:
        Federal                              $ 22,450   $ 38,512   $ 21,028
        Foreign                                (1,735)    (1,213)      -
        State                                   6,369        124        226
      Deferred taxes:
        Federal                                55,250     18,191      3,012
        Foreign                                   321        552         10

                                             $ 82,655   $ 56,166   $ 24,276

   For income tax purposes, certain members of the AFC consolidated tax group, including American Premier as of December 31, 1996, had the following carryforwards available at December 31, 1996
   (in millions):

                                             Expiring     Amount
                     {                    1997 - 2001       $ 20
      Operating Loss {                    2002 - 2006        126
                     {                    2007 - 2011         93
      Capital Loss                        1997 - 1999        195
      Other - Tax Credits                                     23

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

   Deferred income tax assets and liabilities reflect the impact of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The significant components of deferred tax assets and liabilities for AFC's tax group included in the Balance Sheet at December 31, were as follows (in millions):

                                            1996             1995
                                             AFC          AFC   American
                                             Tax          Tax    Premier
                                        Group(*)        Group  Tax Group
   Deferred tax assets:
       Net operating loss carryforwards   $ 83.7       $ 93.8     $166.5
       Capital loss carryforwards           68.2           -       108.7
       Insurance claims and reserves       289.8        195.9      102.9
       Other, net                          142.2         41.2       91.3
                                           583.9        330.9      469.4
       Valuation allowance for deferred
         tax assets                       (131.9)       (91.9)    (214.0)
                                           452.0        239.0      255.4
     Deferred tax liabilities:
       Deferred acquisition costs         (124.9)       (89.8)     (31.2)
       Investment securities              (189.8)      (210.8)     (23.8)
                                          (314.7)      (300.6)     (55.0)

     Net deferred tax asset (liability)   $137.3      ($ 61.6)    $200.4

     (*) Includes American Premier


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

   Cash payments for income taxes, net of refunds, were $40.2 million, $14.8 million and $30.0 million for 1996, 1995 and 1994, respectively.

M. Extraordinary Items Extraordinary items represent AFC's proportionate share of gains and losses related to debt retirements by the following companies. Amounts shown are net of minority interest and income tax benefits (in thousands):

                                 1996      1995       1994
      AFC (parent)           ($ 9,672)  ($1,713)  ($ 6,454)
      Subsidiaries:
        APU (parent)           (1,075)    7,102       -
        AAG                    (7,159)     (201)    (1,328)
        GAHC                     -         (611)      -
        Other                      57      -          -
      Investee:
        Chiquita               (8,479)   (2,745)    (9,036)
                             ($26,328)   $1,832   ($16,818)

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

N. Commitments and Contingencies Loss accruals have been recorded for various environmental and occupational injury and disease claims and other contingencies arising out of the railroad operations disposed of by American Premier's predecessor, Penn Central Transportation Company ("PCTC"), prior to its bankruptcy reorganization in 1978. Any ultimate liability arising therefrom in excess of previously established loss accruals would normally be attributable to pre-reorganization events and circumstances and accounted for as a reduction in capital surplus. However, under purchase accounting in connection with the Mergers, any such excess liability will be charged to earnings in AFC's financial statements.

   American Premier's liability for environmental claims
   ($50.1 million at December 31, 1996) consists of a number of proceedings and claims seeking to impose responsibility for hazardous waste remediation costs at certain railroad sites formerly owned by PCTC and certain other sites where hazardous waste was allegedly generated by PCTC's railroad operation. It is difficult to estimate remediation costs for a number of reasons, including the number and financial resources of other potentially responsible parties, the range of costs for remediation alternatives, changing technology and the time period over which these matters develop. American Premier's liability is based on information currently available and is subject to change as additional information becomes available.

   American Premier's liability for occupational injury and disease claims ($70.1 million at December 31, 1996, before anticipated recovery of $54.1 million) includes pending and expected claims by former employees of PCTC for injury or disease allegedly caused by exposure to excessive noise, asbestos or other substances in the railroad workplace. Recorded amounts are based on the accumulation of estimates of reported and unreported claims and related expenses and estimates of probable recoveries from insurance carriers.

   AFC has accrued approximately $41 million at December 31, 1996, for environmental costs and certain other matters associated with the sales of former operations.

   In management's opinion, the outcome of the items discussed under "Uncertainties" in Management's Discussion and Analysis of this Form 10-K, and the above claims and contingencies will not, individually or in the aggregate, have a material adverse effect on AFC's financial condition or results of operations.

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

O. Quarterly Operating Results (Unaudited) The operations of certain of AFC's business segments are seasonal in nature. While insurance premiums are recognized on a relatively level basis, claim losses related to adverse weather (snow, hail, hurricanes, tornadoes, etc.) may be seasonal. Quarterly results necessarily rely heavily on estimates. These estimates and certain other factors, such as the nature of investees' operations and discretionary sales of assets, cause the quarterly results not to be necessarily indicative of results for longer periods of time. See Notes A and C for changes in ownership of companies whose revenues are included in the consolidated operating results and for the effects of gains on sales of subsidiaries and investees in individual quarters. The following are quarterly results of consolidated operations for the two years ended December 31, 1996 (in millions).

                                 1st       2nd       3rd       4th       Total
                               Quarter   Quarter   Quarter   Quarter      Year

      1996
      Revenues                $1,030.2  $1,032.8  $1,163.5    $887.3  $4,113.8
      Earnings (loss) before
        extraordinary items       78.5      57.8     119.2      (7.2)    248.3
      Extraordinary items         (7.3)     (9.3)     (8.3)     (1.4)    (26.3)
      Net earnings (loss)         71.2      48.5     110.9      (8.6)    222.0


      1995
      Revenues                  $553.6  $1,006.0  $1,001.8  $1,066.7  $3,628.1
      Earnings before
        extraordinary items       29.9      34.1      53.3      78.2     195.5
      Extraordinary items           -        1.3       2.1      (1.6)      1.8
      Net earnings                29.9      35.4      55.4      76.6     197.3

   In the third quarter of 1996, AFC increased A&E reserves by recording a non-cash pretax charge of $80 million.  Realized gains (losses) on sales of securities amounted to (in
   millions):
                                 1st       2nd       3rd       4th       Total
                               Quarter   Quarter   Quarter   Quarter      Year

      1996                       $18.7      $2.7     $ 3.2    ($28.1)   ($ 3.5)
      1995                         3.5       7.9      23.6      49.0      84.0

P. Insurance Securities owned by insurance subsidiaries having a carrying value of approximately $1.5 billion at December 31, 1996, were on deposit as required by regulatory authorities.

   GAI recorded a charge of $19 million (included in "Other operating and general expenses") in 1994 in response to the California court decision upholding an insurance reform measure passed by California voters which led to rate rollbacks for most lines of property and casualty insurance.

   Several proposals have been made in recent years to change the federal income tax system. Some proposals included changes in the method of treating investment income and tax deferred income. To the extent a new tax law reduces or eliminates the tax deferred status of AFC's annuity products, that segment could be materially affected.

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

   Insurance Reserves The liability for losses and loss adjustment expenses for certain long-term scheduled payments under workers' compensation, auto liability and other liability insurance has been discounted at rates ranging from 4% to 8%. As a result, the total liability for losses and loss adjustment expenses at December 31, 1996, has been reduced by $64 million.

   The following table provides an analysis of changes in the liability for losses and loss adjustment expenses, net of
   reinsurance (and grossed up), over the past three years on a
   GAAP basis (in millions):
                                                  1996     1995     1994

     Balance at beginning of period             $3,393   $2,187   $2,113

     Reserves of American Premier at date
       of the Mergers                             -       1,090     -

     Provision for losses and loss adjustment
       expenses occurring in the current year    2,179    2,116    1,027
     Net decrease in provision for claims
       occurring in prior years                    (48)    (139)     (40)
                                                 2,131    1,977      987
     Payments for losses and loss adjustment
       expenses occurring during:
         Current year                             (999)    (987)    (381)
         Prior years                            (1,121)    (874)    (532)
                                                (2,120)  (1,861)    (913)

     Balance at end of period                   $3,404   $3,393   $2,187

     Add back reinsurance recoverables             720      704      730

     Unpaid losses and loss adjustment
       expenses included in Balance Sheet,
       gross of reinsurance                     $4,124   $4,097   $2,917

   Net Investment Income The following table shows (in millions) investment income earned and investment expenses incurred by AFC's insurance companies.

                                                  1996     1995     1994
     Insurance group investment income:
       Fixed maturities                         $817.8   $727.3   $560.6
       Equity securities                           8.2      5.3      8.3
       Other                                      13.5      7.9      6.7
                                                 839.5    740.5    575.6
     Insurance group investment expenses (*)     (38.5)   (33.8)   (32.0)
                                                $801.0   $706.7   $543.6

        (*) Included primarily in "Other operating and general expenses" in the Statement of Earnings.

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

   Statutory Information AFC's insurance subsidiaries are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Net earnings and policyholders' surplus on a statutory basis for the insurance subsidiaries were as follows (in millions):

                                                              Policyholders'
                                          Net Earnings            Surplus
                                      1996   1995     1994      1996    1995
     Property and casualty companies  $276   $200      $63    $1,659  $1,595
     Life insurance companies           67     76       54       287     273

   Reinsurance In the normal course of business, AFC's insurance subsidiaries assume and cede reinsurance with other insurance companies. The following table shows (in millions)
   (i) amounts deducted from property and casualty premiums in connection with reinsurance ceded, (ii) amounts included in income for reinsurance assumed and (iii) reinsurance recoveries deducted from losses and loss adjustment expenses.

                                             1996    1995    1994
     Reinsurance ceded to:
       Non-affiliates                        $518    $476    $402
       Affiliates                              -       33     161
     Reinsurance assumed - including
       involuntary pools and associations      58      93      83
     Reinsurance recoveries                   306     304     429

Q. Additional Information Total rental expense for various leases of office space, data processing equipment and railroad rolling stock was $34 million, $35 million and $22 million for 1996, 1995 and 1994, respectively. Sublease rental income related to these leases totaled
   $6.1 million in 1996, $6.2 million in 1995 and $6.4 million in 1994.

   Future minimum rentals, related principally to office space and railroad rolling stock, required under operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 1996, were as follows:
   1997 - $39 million, 1998 - $32 million, 1999 - $24 million,
   2000 - $15 million, 2001 - $11 million and $18 million thereafter. At December 31, 1996, minimum sublease rentals to be received through the expiration of the leases aggregated $21 million.

   Other operating and general expenses included charges for possible losses on agents' balances, reinsurance recoverables and other receivables in the following amounts: 1996 - $0, 1995 - $0 and 1994 - $18 million. The aggregate allowance for such losses amounted to approximately $140 million and $144 million at December 31, 1996 and 1995, respectively.

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

   Fair Value of Financial Instruments The following table presents (in millions) the carrying value and estimated fair value of AFC's financial instruments at December 31.

                                    1996                  1995
                             Carrying     Fair     Carrying    Fair
                                Value    Value        Value   Value
     Assets:
     Bonds and redeemable
       preferred stocks       $ 9,986  $10,023       $9,538  $9,679
     Other stocks                 328      328          252     252
     Investment in investee
       corporations               200      306          307     509

     Liabilities:
     Annuity benefits
       accumulated            $ 5,366  $ 5,180       $5,052  $4,887
     Long-term debt:
       Parent company             173      188          311     325
       APU (parent company)       167      174          337     344
       Other subsidiaries         178      183          234     243
     TOPrS                         75       77          -       -

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

   Financial Instruments with Off-Balance-Sheet Risk On occasion, AFC and its subsidiaries have entered into financial instrument transactions which may present off-balance-sheet risks of both credit and market risk nature. These transactions include commitments to fund loans, loan guarantees and commitments to purchase and sell securities or loans. At December 31, 1996, AFC and its subsidiaries had commitments to fund credit facilities and contribute limited partnership capital totaling $16 million.

   Restrictions on Transfer of Funds and Assets of Subsidiaries Payments of dividends, loans and advances by AFC's subsidiaries are subject to various state laws, federal regulations and debt covenants which limit the amount of dividends, loans and advances that can be paid. Under applicable restrictions the maximum amount of dividends available to AFC in 1997 from its insurance subsidiaries without seeking regulatory clearance is approximately
   $253 million. Total "restrictions" on intercompany transfers from AFC's subsidiaries cannot be quantified due to the discretionary nature of the restrictions.

   Benefit Plans  AFC expensed ESORP contributions of
   $15.4 million in 1996, $14.5 million in 1995 and $6.2 million in 1994.

   Transactions With Affiliates In 1995, a subsidiary of AFC sold a house to its Chairman for its appraised value of $1.8 million.

                               PART IV

                               ITEM 14

       Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Documents filed as part of this Report:
       1. Financial Statements are included in Part II, Item 8.

       2. Financial Statement Schedules:
          A. Selected Quarterly Financial Data is included in Note O to the Consolidated Financial Statements.

          B. Schedules filed herewith for 1996, 1995 and 1994:
                                                                         Page
             I - Condensed Financial Information of Registrant            S-2

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

       3. Exhibits - see Exhibit Index on page E-1.

(b) Reports on Form 8-K:

          Date of Report          Item Reported

          January 14, 1997        Capital contributions from AFG -
                                  American Premier common shares and
                                  $450 million Note.

          March 17, 1997          Pro forma financial information
                                  relating to American Premier
                                  acquisition.

             AMERICAN FINANCIAL CORPORATION - PARENT ONLY
      SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            (In Thousands)
_________________________________________________________________

                       Condensed Balance Sheet

                                                        December 31,
Assets:                                               1996         1995
 Cash and short-term investments                $   46,493   $    5,098
 Investment in securities                          100,871          417
 Receivables from affiliates                       606,416      679,659
 Investment in subsidiaries                      1,494,447    2,043,487
 Investment in investees                            22,647       59,538
 Other assets                                        7,807       13,622
                                                $2,278,681   $2,801,821
Liabilities and Capital:
 Accounts payable, accrued expenses and other
   liabilities                                  $   37,156   $   60,892
 Payable to affiliates                             791,821    1,181,626
 Long-term debt                                    172,809      311,202
 Other capital                                   1,276,895    1,248,101
                                                $2,278,681   $2,801,821

                   Condensed Statement of Earnings

                                                  Year ended December 31,
Income:                                          1996       1995      1994

 Dividends from:
   Subsidiaries                              $861,178   $195,578  $ 25,571
   Investees                                      177      1,012     3,514
                                              861,355    196,590    29,085
 Equity in undistributed earnings
   of subsidiaries and investees             (472,440)   154,346   113,631
 Realized gains (losses) on sales of:
   Securities                                     963      2,389     7,477
   Investees                                   33,950     (5,034)   (5,555)
 Investment and other income                   46,980     35,226    26,546
                                              470,808    383,517   171,184
Costs and Expenses:
 Interest charges on intercompany borrowings   81,623      4,198     3,494
 Interest charges on other borrowings          21,796     86,655    56,945
 Book Value Incentive Plan                       -          -       44,166
 Other operating and general expenses          29,407     40,766    23,011
                                              132,826    131,619   127,616
Earnings before income taxes and
  extraordinary items                         337,982    251,898    43,568
Provision for income taxes                     89,658     56,447    24,650

Earnings before extraordinary items           248,324    195,451    18,918

Extraordinary items - gain (loss) on
  prepayment of debt                          (26,328)     1,832   (16,818)

Net Earnings                                 $221,996   $197,283  $  2,100

             AMERICAN FINANCIAL CORPORATION - PARENT ONLY
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED
                            (In Thousands)
______________________________________________________________________

                    Condensed Statement of Cash Flows

                                                      Year ended December 31
                                                     1996       1995       1994
Operating Activities:
  Net earnings                                   $221,996   $197,283   $  2,100
  Adjustments:
    Extraordinary items                            26,328     (1,832)    16,818
    Equity in earnings of subsidiaries           (289,709)  (235,448)   (88,060)
    Equity in net (earnings) losses of investee
      corporations                                    379     (4,254)    (2,872)
    Depreciation and amortization                     505        492        612
    Realized losses (gains) on sales of
      subsidiaries and investments                (34,913)     2,797     (1,929)
    Change in receivables from and payables
      to affiliates                               (10,497)  (103,634)   (17,573)
    Increase (decrease) in payables                12,790    (50,718)    37,051
    Dividends from subsidiaries and investees     105,485    166,337     20,504
    Other                                           7,522     38,421     (2,194)
                                                   39,886      9,444    (35,543)
Investing Activities:
  Purchases of subsidiaries and other
    investments                                   (43,491)  (154,404)     -
  Sales of subsidiaries and other investments     104,967     46,831     20,975
  Other, net                                          265        (73)      (788)
                                                   61,741   (107,646)    20,187
Financing Activities:
  Additional long-term borrowings                      75     98,828        732
  Reductions of long-term debt                   (177,899)  (252,880)   (89,901)
  Borrowings from affiliates                      407,500    785,876    186,000
  Repayments of borrowings from affiliates       (263,564)  (523,197)   (43,000)
  Issuance of Preferred Stock                      16,800       -          -
  Repurchases of Preferred Stock                  (36,912)    (2,880)    (6,738)
  Exercise of stock options                          -         8,721       -
  Capital contributions from parent                18,666      9,333       -
  Cash dividends paid                             (24,898)   (25,397)   (29,522)
                                                  (60,232)    98,404     17,571

Net Increase in Cash and Short-term Investments    41,395        202      2,215

Cash and short-term investments at beginning
  of period                                         5,098      4,896      2,681

Cash and short-term investments at end
  of period                                      $ 46,493   $  5,098   $  4,896

                          AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                          SCHEDULE V - SUPPLEMENTAL INFORMATION CONCERNING
                               PROPERTY-CASUALTY INSURANCE OPERATIONS
                                THREE YEARS ENDED DECEMBER 31, 1996
                                           (IN MILLIONS)


COLUMN A     COLUMN B     COLUMN C        COLUMN D      COLUMN E    COLUMN F
                            (a)
             DEFERRED     RESERVES FOR      (b)
AFFILIATION  POLICY       UNPAID CLAIMS   DISCOUNT        (c)
   WITH      ACQUISITION  ADJUSTMENT      DEDUCTED IN   UNEARNED    EARNED
REGISTRANT   COSTS        EXPENSES        COLUMN C      PREMIUMS    PREMIUMS

CONSOLIDATED PROPERTY-CASUALTY ENTITIES

  1996 (d)   $257         $4,124          $64           $1,248      $2,845

  1995 (d)   $270         $4,097          $67           $1,294      $2,649

  1994                                                              $1,379


         COLUMN G         COLUMN H          COLUMN I       COLUMN J     COLUMN K
                      CLAIMS AND CLAIM      AMORTIZATION   PAID
                      ADJUSTMENT EXPENSES   OF DEFERRED    CLAIMS
         NET          INCURRED RELATED TO   POLICY         AND CLAIM
         INVESTMENT   CURRENT     PRIOR     ACQUISITION    ADJUSTMENT   PREMIUMS
         INCOME        YEARS      YEARS     COSTS          EXPENSES     WRITTEN

CONSOLIDATED PROPERTY-CASUALTY ENTITIES

  1996 (d) $335       $2,179     ($ 48)       $628           $2,120      $2,788

  1995 (d) $303       $2,116     ($139)       $577           $1,861      $2,688

  1994     $177       $1,027     ($ 40)       $329           $  913      $1,481


  (a) Grossed up for reinsurance recoverables of $720 and $704 at December 31, 1996 and 1995, respectively.
  (b)  Discounted at rates ranging from 4% to 8%.
  (c) Grossed up for prepaid reinsurance premiums of $153 and $143 at December 31, 1996 and 1995, respectively.
  (d)  Includes American Premier's Insurance Group after April 1, 1995.

                            Signatures


    Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, American Financial Corporation has duly caused this Report to be signed on its behalf by the undersigned, duly authorized.

                                     American Financial Corporation


Signed:  March 26, 1997              BY:s/CARL H. LINDNER
                                          Carl H. Lindner
                                          Chairman of the Board and
                                            Chief Executive Officer




    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      Signature                    Capacity                   Date



s/CARL H. LINDNER             Chairman of the Board       March 26, 1997
  Carl H. Lindner               of Directors



s/THEODORE H. EMMERICH        Director (*)                March 26, 1997
  Theodore H. Emmerich



s/JAMES E. EVANS              Director                    March 26, 1997
  James E. Evans



s/S. CRAIG LINDNER            Director                    March 26, 1997
  S. Craig Lindner



s/WILLIAM R. MARTIN           Director (*)                March 26, 1997
  William R. Martin



s/FRED J. RUNK                Vice President and          March 26, 1997
  Fred J. Runk                  Treasurer (principal
                                financial and accounting
                                officer)

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

 10(b)    1996 Bonus Plan.                                 ____

 12       Computation of ratios of earnings
          to fixed charges and fixed charges
          and preferred dividends.                         ____

 16       Letter from Deloitte & Touche LLP
          included in AFC's Form 8-K filed on
          August 29, 1995.                                  (*)

 21       Subsidiaries of the Registrant.                  ____

 23       Consent of independent auditors.                 ____

 27       Financial data schedule.                         (**)

(*)   Incorporated herein by reference.
(**) Copy included in Report filed electronically with the Securities and Exchange Commission.
                                E-1