Form 10-K/A
period 1996-12-31
AMERICAN FINANCIAL CORP
filed 1997-04-30
CIK 5016

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






This Form 10-K/A provides information required by Items 10, 11, 12 & 13 of Form 10-K.

                                  PART III
                                   ITEM 10

             Directors and Executive Officers of the Registrant

       The directors and executive officers of American Financial
Corporation ("AFC") at March 31, 1997 were as follows:

                                                                                  Director
                                                                                  or Executive
       Name                    Age                  Position                      Since
Carl H. Lindner                77         Chairman of the Board and Chief
                                            Executive Officer                           1959
S. Craig Lindner               42         Co-President and a Director                   1979
Keith E. Lindner               37         Co-President and a Director                   1981
Carl H. Lindner III            43         Co-President and a Director                   1980
Theodore H. Emmerich           70         Director                                      1995
James E. Evans                 51         Senior Vice President, General
                                            Counsel and a Director                      1976
Thomas M. Hunt                 73         Director                                      1995
William R. Martin              68         Director                                      1995
Sandra W. Heimann              54         Vice President                                1984
Robert C. Lintz                63         Vice President                                1979
Thomas E. Mischell             49         Senior Vice President - Taxes                 1985
Fred J. Runk                   54         Senior Vice President and Treasurer           1978


       Carl H. Lindner has been Chairman of the Board and Chief Executive Officer of AFG for more than five years. During the past five years, Mr. Lindner has also been Chairman of the Board and Chief Executive Officer of AFC and APU, diversified financial services companies which became subsidiaries of AFG as a result of Mergers occurring in April 1995. He is Chairman of the Board of Directors of American Annuity Group, Inc. ("AAG"), American Financial Enterprises, Inc. ("AFEI") and Chiquita Brands International, Inc. ("Chiquita"). Mr. Lindner is the father of Carl H. Lindner III, S. Craig Lindner and Keith E. Lindner.

       S. Craig Lindner, since March 1993, has been President of AAG, an 81%- owned subsidiary of AFC that markets tax-deferred annuities principally to employees of educational institutions. Mr. Lindner is also President of American Money Management Corporation ("AMMC"), a subsidiary of AFC which provides investment services for AFG and its affiliated companies. For over five years prior thereto, he had served as Senior Executive Vice President of AMMC. Mr. Lindner is a director of AFG, AAG, AFC and APU.

       Keith E. Lindner, in March 1997, was named Vice Chairman of the Board of Directors of Chiquita, a worldwide marketer and producer of bananas and other food products in which AFG has a 43% ownership interest. For more than five years prior to that time, Mr. Lindner had been President and Chief Operating Officer and a director of Chiquita. Mr. Lindner is also a director of AFG, AFC and APU.
                                    - 2 -
       Carl H. Lindner III was President of AFG from February 1992 until he became Co-President in March 1996. For more than five years, Mr. Lindner has been President of Great American Insurance Company ("Great American") and has been principally responsible for AFG's property and casualty insurance operations. Mr. Lindner is a director of AFG, AFC and APU.

       Theodore H. Emmerich was, until his retirement in 1986, the managing partner of the Cincinnati office of the independent accounting firm of Ernst & Whinney. He is a director of AFG, AFC, APU, Carillon Fund, Inc., Carillon Investment Trust, Gradison Custodial Trust, Gradison-McDonald Municipal Custodial Trust, Gradison-McDonald Cash Reserve Trust and Summit Investment Trust.

       James E. Evans is Senior Vice President and General Counsel of AFG.
He has served as Vice President and General Counsel of AFC for more than five years. Mr. Evans is a director of AFG, AFC, AFEI and APU.

       Thomas M. Hunt has, during the past five years, been Chairman of the Board of Hunt Petroleum Corporation, an oil and gas production company. He is also a director of AFG, AFC and APU.

       William R. Martin has, during the past five years, been Chairman of the Board (since 1993) and President and Chief Executive Officer (until 1993) of MB Computing, Inc., a computer software and services company. Mr. Martin is also a director of AFG, AAG, AFC and APU.

       Sandra W. Heimann has served as a Vice President of AFC for more than five years.

       Robert C. Lintz has served as a Vice President of AFC for more than five years.

       Thomas E. Mischell is Senior Vice President - Taxes of AFG. He has served as a Vice President of AFC for over five years.

       Fred J. Runk is Senior Vice President and Treasurer of AFG. He has served as Vice President and Treasurer of AFC for more than five years.

     In December 1993, Great American Communications Company, which subsequently changed its name to Citicasters Inc., completed a comprehensive financial restructuring that included a prepackaged plan of reorganization filed in November of that year under Chapter 11 of the Bankruptcy Code. Carl H. Lindner, Thomas E. Mischell and Fred J. Runk had been executive officers of that company within two years before its bankruptcy reorganization.

     In April 1997, Messrs. Emmerich, Hunt and Martin resigned from AFC's Board of Directors following a merger proposal from AFG (on whose Board of Directors each of these individuals currently serve). At that time, the AFC Board of Directors appointed Alfred W. Martinelli, Gregory C. Thomas and William W. Verity to fill the three vacancies and constitute a special committee of the Board to consider the proposal.

       Mr Verity (age 38), has been Chairman and Chief Executive officer of ENCOR Holdings, Inc. ("ENCOR") since 1991. ENCOR develops and manufactures plastic molded components through two subsidiaries, ENCOR Technologies, Inc. and Compression, Inc. ENCOR is a subsidiary of Leaver Corp., an investment holding company. Mr. Verity served as President of Leaver Corp. from 1987 through 1993 and is currently Chairman of that company. Mr. Verity is also a director of Chiquita.

       Mr. Thomas (age 49), for more than five years prior to his retirement in September 1996, was the Executive Vice President and Chief Financial Officer of Citicasters Inc., a radio and television broadcaster which was acquired by Jacor Communications, Inc. in 1996.

       Mr. Martinelli (age 69), has been the Chairman of the Board and Chief Executive Officer of Buckeye Management Company, which manages a gas pipeline company. Until May 1996, he was a director of AFG, AFC and APU.

                                   ITEM 11

                           Executive Compensation


Compensation

The following table summarizes the aggregate cash compensation for 1996, 1995 and 1994 of the Chairman of the Board and Chief Executive Officer and the four other most highly compensated executive officers during 1996 (such five executive officers being herein referred to as the "Named Executive Officers"). Such compensation includes amounts paid by AFG, AFC, APU and their subsidiaries and certain affiliates during 1995 and 1996, including the period prior to the Mergers.

                         SUMMARY COMPENSATION TABLE
                                                                  Long-Term
                                       Annual                   Compensation
                                    Compensation          ---------------------------------------------
                              --------------------------  Other Annual     Securities       All Other
          Name and                                        Compensation     Underlying      Compensation
   Principal Position (a)     Year Salary (b)   Bonus (c)      (d)       Options Granted       (f)
                                                                         # of Shares (e)
---------------------------   ---- ----------  ---------- -------------  ---------------   ------------
 Carl H. Lindner              1996  $913,000   $900,000    $156,000            ---           $70,900
  Chairman of the Board and   1995 1,364,000    900,000     254,000            ---           169,000
    Chief Executive Officer   1994 1,129,000  2,050,000     143,000            ---           117,000
 Keith E. Lindner             1996  $917,000   $900,000     $28,000            ---           $31,000
  Co-President                1995   935,000    900,000         ---         400,000           30,000

 Carl H. Lindner III          1996  $917,000   $900,000    $174,000            ---           $39,500
  Co-President                1995 1,076,000    900,000     223,000            ---           103,000
                              1994 1,011,000    800,000      13,000            ---            83,000

 S. Craig Lindner             1996  $917,000   $900,000    $137,000            ---           $32,000
  Co-President                1995 1,121,000    900,000     142,000         388,181           83,000
                              1994 1,570,000  1,350,000     106,000            ---            95,000
 James E. Evans               1996  $917,000   $639,000     $14,000            ---           $49,500
  Senior Vice President and   1995   948,000    850,000      10,000         150,000           58,000
     General Counsel          1994 1,019,000    850,000       1,000            ---            50,000


(a)  Keith E. Lindner became an executive officer of AFC in April 1995.

(b) This column includes $200,000 (1996) and $269,000 (1995) with respect to Carl H. Lindner and $900,000 (1996) and $935,000 (1995) with respect to Keith E. Lindner, representing salary paid by Chiquita.

(c) Approximately one quarter of the 1996 bonus for each individual was paid in shares of AFG Common Stock.


(d) This column includes amounts for (i) personal homeowners and automobile insurance coverage, and (ii) the use of corporate aircraft and value of automobiles.

       Name                       Year             Insurance      Aircraft & Automobile
       --------------------       ----             ----------     ---------------------
       Carl H. Lindner             1996             $16,000                $140,000
                                   1995              18,000                 236,000
                                   1994              10,000                 133,000

       Keith E. Lindner            1996             $12,000                $ 16,000
                                   1995                 ---                     ---

       Carl H. Lindner III         1996             $19,000                $155,000
                                   1995              17,000                 206,000
                                   1994              13,000                     ---

       S. Craig Lindner            1996             $23,000                $114,000
                                   1995              20,000                 122,000
                                   1994                 ---                 106,000

       James E. Evans              1996                 ---                 $14,000
                                   1995                 ---                  10,000
                                   1994                 ---                   1,000




(e) Represents options granted by AFG. In addition, payments of $5,950,000 were made to each of K.E. Lindner, C.H. Lindner III and S.C. Lindner, and a payment of $1,480,000 was made to J.E. Evans, upon termination of the AFC Book Value Incentive Plan in March 1995.

(f) Consists of company contributions or allocations under the (i) defined contribution retirement plans and (ii) employee savings plan in which the following Named Executive Officers participate (and related accruals for their benefit under a benefit equalization plan which generally makes up certain reductions caused by Internal Revenue Code limitations in contributions to certain retirement plans), directors' fees and company paid group life insurance, as follows:

                                       AFC          Savings and
                                       Auxilliary   Retirement
        Directors'
        Name                    Year   ESORP        Plans              Fees          Term Life
        ------------------      ----   ------       ------------       ----          ---------              ---------
        Carl H. Lindner         1996    $21,400          $12,000         $14,500      $23,000
                                1995     30,000           74,000          25,000       40,000
                                1994     30,000           49,000             ---       38,000

        Keith E. Lindner        1996    $30,000              ---             ---       $1,000
                                1995     30,000              ---             ---          ---

        Carl H. Lindner III     1996    $30,000           $7,500             ---       $2,000
                                1995     30,000           67,000             ---        6,000
                                1994     30,000           51,000             ---        2,000

        S. Craig Lindner        1996    $30,000              ---             ---       $2,000
                                1995     30,000              ---         $51,000        2,000
                                1994     30,000                           64,000        1,000

        James E. Evans          1996    $30,000              ---         $14,500       $5,000
                                1995     30,000              ---          25,000        3,000
                                1994     30,000              ---          19,000        1,000

Option Information

       No AFC stock options were granted to, or exercised by, the Named Executive Officers during 1996. Certain Executive officers of AFC also serve as executive officers of AFG and certain AFC subsidiaries and may be granted employee stock options by such companies. The table set forth below discloses the number and value of unexercised stock options held by the Named Executive Officers at December 31, 1996.

     AGGREGATED OPTION EXERCISES IN 1996 AND 1996 YEAR-END OPTION VALUES

                              Shares      Number of Shares Underlying    Value of Unexercised
                              Acquired on    Unexercised Options          In-the-Money Options
                              Exercise          at Year End               at Year End (a)
                              (# of       ---------------------------     --------------------
Name                Company    Shares)    Exercisable   Unxercisable   Exercisable Unexercisable
------------------  -------   ----------- -----------   -----------    ----------- -------------
Carl H. Lindner     AFG       -            31,818         20,000         $500,429     $191,200
S. Craig Lindner    AFG       -            89,455        310,545        1,246,981    4,279,310
Keith E. Lindner    AFG       -            80,000        320,000        1,102,400    4,409,600
Carl H. Lindner III AFG       -           400,000              0        5,511,883            0
James E. Evans      AFG       -            31,000        120,000          237,070      922,800
                    AFEI (b)  -           115,000              0          812,500            0


(a) The value of unexercised in-the-money options is calculated based on the closing market price on December 31, 1996 for AFG's Common Stock on the New York Stock Exchange of $37.75 per share and AFEI's common stock on the Pacific Stock Exchange of $28.25 per share.

(b)    American Financial Enterprises, Inc., an 83%-owned subsidiary of AFG.


                                            ITEM 12

       Security Ownership of Certain Beneficial Owners and Management

Principal Shareholders

       The following shareholders are the only persons known to own beneficially 5% or more of AFC's outstanding voting securities as of March 31, 1997:


Name and Address
      of                                Amount and Nature of Voting    Percent of
Beneficial Owner                        Securities Held                Voting Securities
---------------------------------       ---------------------------    -----------------
American Financial Group, Inc. (a)
  One East Fourth Street
  Cincinnati, Ohio 45202                       45,000,000 (b)                 79.0%

The American Financial Group
  Retirement and Savings Plan
  One East Fourth Street
  Cincinnati, Ohio 45202                        9,208,852 (c)                 12.8%


(a) Carl H. Lindner, Carl H. Lindner III, S. Craig Lindner, Keith E. Lindner and trusts for their benefit (collectively the "Lindner Family") are the beneficial owners of approximately 45% of the voting stock of AFG. AFG and the Lindner Family may be deemed to be controlling persons of AFC.

(b)    Shares of Common Stock.

(c) Includes 7,531,752 shares of Series F Preferred and 1,677,100 shares of Series G Preferred. This represented approximately 63.3% and 85.4% of these Series, respectively, at March 31, 1997.

Securities Ownership

       The voting equity securities of AFC consist of its Common Stock and voting preferred stock. All of AFC's Common Stock is owned by AFG. At
March 31, 1997, the beneficial ownership of AFC voting preferred stock and the equity securities of AFC's parent and subsidiaries by each director, nominee for director, the executive officers named in the Summary Compensation Table and by all directors and executive officers as a group was as set forth below. Mr. Martin and all directors and executive officers as a group beneficially own 40,483 and 61,920 shares, respectively, of the voting preferred stock of AFC. Messrs. Emmerich, Evans, Hunt, S.C. Lindner, Martin and all directors and executive officers as a group beneficially own 1,561; 19,638; 382; 69,308; 15,063; and 168,219 shares, respectively, of the common stock of AAG. Mr. Evans and all directors and executive officers as a group beneficially own 116,000 and 409,120 (3.0%) shares, respectively, of the common stock of AFEI. Beneficial ownership of shares of common stock of AFG was as follows: Carl H. Lindner - 5,557,020 (9.6%); Carl H. Lindner III - 5,119,929 (8.7%); S. Craig Lindner - 4,887,271 (8.4%); Keith E. Lindner -
4,880,231 (8.4%); Mr. Emmerich - 17,899; Mr. Evans - 78,507; Mr. Hunt -
17,371; Mr. Martin - 41,280; and all directors and executive officers as a group - 21,040,569 (35.6%).

       In addition, Messrs. Emmerich, C.H. Lindner, K.E. Lindner and all directors and executive officers as a group beneficially own 1,000; 43,134; 11,887; and 258,500 shares, respectively, of the common stock of Chiquita.

                                ITEM 13

              Certain Relationships and Related Transactions


      Various business has been transacted between AFC and certain affiliates, including rentals, investment management services, insurance and sales of assets. The financial terms (costs, interest rates, collateral, risks of collectibility and other) of these transactions are comparable to those prevailing at the time of consummation which would apply to unrelated parties, unless noted otherwise.

      At the close of business on December 31, 1996, AFG contributed to AFC 81% of the Common Stock of APU. As APU was an affiliate of AFC prior to December 31, 1996, certain transactions between AFC and APU are disclosed below.

Asset Transactions

       Following the Mergers, AFC and APU agreed that APU would make loans available to AFC of up to $675 million under a line of credit. Loans under the credit line bear interest at 11-5/8% and convert to a four-year term loan in March 2005. On December 27, 1996, APU paid a dividend to AFG which consisted of a $675 million note receivable from AFC, plus approximately $18.1 million of accrued interest, representing amounts outstanding at that date under the credit line with AFC.

       During 1996, two AFC subsidiaries entered into separate revolving credit agreements with APU and Pennsylvania Company ("Pennco"), a wholly-owned subsidiary of APU, under which aggregate loans are available to those subsidiaries of up to $170 million. Loans made under the credit lines bear interest at floating rates based on prime or LIBOR. At December 31, 1996, aggregate amounts outstanding under the credit lines totaled $96.5 million (plus $1.0 million of accrued interest).

       During 1996, subsidiaries of AFC sold marketable securities to APU for $627 million. During the fourth quarter of 1996, APU sold (i) marketable securities to subsidiaries of AFC for aggregate proceeds of $566 million; and
(ii) certain coal properties and other real estate to AFC in return for promissory notes totaling $54.1 million. The notes each bear interest at prime plus 2%. Notes totaling $40.0 million are due on December 23, 1997 and the remaining notes are due on December 31, 1997.

       In 1988, APU's workers' compensation insurance operations ("Republic Indemnity") entered into a reinsurance contract with Great American Insurance Company, a subsidiary of AFC ("GAI"), to cover the aggregate losses on workers' compensation coverage for the accident years 1980-1987, inclusive. The contract provides for coverage by GAI of net aggregate paid losses of Republic Indemnity in excess of a certain threshold, up to a maximum of $35.1 million. Cumulative paid losses at December 31, 1996 pertaining to claims during this period exceeded the threshold amount by approximately $3 million. In addition, GAI has agreed to reimburse Republic Indemnity for its loss adjustment expenses pertaining to this period up to a maximum of $4.9 million.

Operations (Income/Expense) Transactions

       The respective investment portfolios of APU's non-standard automobile and workers' compensation insurance subsidiaries have been managed by AMMC for an aggregate annual management fee equal to 0.20% of that portion of the aggregate value of such companies' investment portfolios which is less than $500 million and 0.10% of that portion which exceeds $500 million. The aggregate market value at December 31, 1996 of APU's insurance company portfolios managed by AMMC was approximately $1.8 billion. AMMC has also managed APU's fixed income investment portfolio for an annual fee equal to
 .025% of the aggregate value of the portfolio, subject to a $125,000 annual minimum fee. The aggregate market value of the fixed income investment portfolio at December 31, 1996 was approximately $7 million. Each of the foregoing fees has been payable in quarterly installments based on asset values measured as of the end of the preceding calendar quarter. AMMC was paid an aggregate of approximately $2.4 million under the foregoing agreements for 1996.

       GAI and its insurance company subsidiaries paid APU's insurance subsidiaries an aggregate of approximately $68.8 million in premiums under various reinsurance arrangements in 1996. APU's subsidiaries paid Great American insurance companies an aggregate of approximately $73,000 in premiums for 1996 for general liability and other insurance coverage, and paid approximately $183,000 in commissions for 1996 to insurance agencies owned by GAI.

       AFC leases office space in Cincinnati, Ohio to APU. Rental amounts paid to AFC under the lease for 1996, including APU's proportionate share of operating and tax expense increases, were approximately $400,000.

       In 1996, APU utilized the services of Provident Travel Corporation, an AFC subsidiary, to facilitate business travel by their employees on terms and conditions customarily offered by commercial travel agencies in the area. During 1996, APU purchased approximately $258,000 of travel related services through Provident Travel. This amount includes the portion ultimately paid to the airlines or other service providers.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, duly authorized.

                                AMERICAN FINANCIAL CORPORATION


                                BY:  Fred J. Runk
                                      Fred J. Runk
                                       Senior Vice President and Treasurer




Dated:  April 30, 1997