Form 10-Q
period 1997-03-31
AMERICAN FINANCIAL CORP
filed 1997-05-13
CIK 5016

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                             FORM 10-Q


      Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934


For the Quarterly Period Ended                      Commission File
March 31, 1997                                      No. 1-7361



                  AMERICAN FINANCIAL CORPORATION




Incorporated under                                  IRS Employer I.D.
the Laws of Ohio                                    No. 31-0624874


          One East Fourth Street, Cincinnati, Ohio 45202
                          (513) 579-2121






   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90
days.  Yes  X    No ___


   As of May 1, 1997, there were 45,000,000 shares of the Registrant's Common Stock outstanding, all of which were owned by American Financial Group, Inc.

                AMERICAN FINANCIAL CORPORATION 10-Q
                              PART I
                       FINANCIAL INFORMATION

          AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET
                      (Dollars In Thousands)

                                                        March 31,  December 31,
                                                            1997          1996
           Assets
Cash and short-term investments                      $   404,801   $   404,831
Investments:
  Bonds and redeemable preferred stocks:
    Held to maturity - at amortized cost
      (market - $3,412,300 and $3,528,100)             3,439,287     3,491,126
    Available for sale - at market
      (amortized cost - $6,681,142 and $6,362,597)     6,674,942     6,494,597
  Other stocks - principally at market
    (cost - $144,270 and $142,364)                       340,670       327,664
  Investment in investee corporation                     213,234       199,651
  Loans receivable                                       540,087       568,055
  Real estate and other investments                      207,335       205,021
     Total investments                                11,415,555    11,286,114

Recoverables from reinsurers and prepaid
  reinsurance premiums                                   932,704       942,450
Agents' balances and premiums receivable                 638,718       609,403
Deferred acquisition costs                               468,143       452,041
Other receivables                                        256,228       272,766
Deferred tax asset                                       154,429       137,284
Assets held in separate accounts                         253,544       247,579
Prepaid expenses, deferred charges and other assets      373,953       368,114
Cost in excess of net assets acquired                    274,971       278,581

                                                     $15,173,046   $14,999,163

       Liabilities and Capital
Unpaid losses and loss adjustment expenses           $ 4,028,032   $ 4,123,701
Unearned premiums                                      1,311,851     1,247,806
Annuity benefits accumulated                           5,423,164     5,365,612
Life, accident and health reserves                       581,431       575,380
Payable to American Financial Group, Inc.                452,401       422,015
Other long-term debt:
  Holding Companies                                      338,214       339,504
  Subsidiaries                                           184,848       178,415
Liabilities related to separate accounts                 253,544       247,579
Accounts payable, accrued expenses and other
  liabilities                                            946,038       915,398
     Total liabilities                                13,519,523    13,415,410

Minority interest                                        378,151       306,858

Shareholders' Equity:
  Preferred Stock (liquidation value $258,638)           162,760       162,760
  Common Stock without par value                           9,625         9,625
  Capital Surplus                                        923,519       919,746
  Retained earnings                                       62,268         1,364
  Net unrealized gain on marketable securities,
    net of deferred income taxes                         117,200       183,400
     Total shareholders' equity                        1,275,372     1,276,895

                                                     $15,173,046   $14,999,163

                AMERICAN FINANCIAL CORPORATION 10-Q

          AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF EARNINGS
                          (In Thousands)


                                                           Three months ended
                                                                March 31,
                                                            1997         1996
Income:
  Property and casualty insurance premiums              $663,762   $  713,389
  Life, accident and health premiums                      25,365       24,253
  Investment income                                      212,752      202,460
  Realized gains on sales of securities                    1,813       18,718
  Equity in net earnings of investee corporations         14,780        8,522
  Gains on sales of subsidiaries                             731       33,891
  Other income                                            26,424       28,931
                                                         945,627    1,030,164

Costs and Expenses:
  Property and casualty insurance:
    Losses and loss adjustment expenses                  469,324      509,157
    Commissions and other underwriting expenses          184,301      200,679
  Annuity benefits                                        68,830       68,015
  Life, accident and health benefits                      24,163       21,593
  Interest charges on borrowed money                      23,611       24,262
  Other operating and general expenses                    77,187       86,995
                                                         847,416      910,701

Earnings before income taxes and extraordinary items      98,211      119,463
Provision for income taxes                                36,221       40,951

Earnings before extraordinary items                       61,990       78,512

Extraordinary items - loss on prepayment of debt             (55)      (7,277)

Net Earnings                                            $ 61,935   $   71,235

                AMERICAN FINANCIAL CORPORATION 10-Q

          AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
                          (In Thousands)

                                                         Three months ended
                                                               March 31,
                                                          1997          1996
Operating Activities:
  Net earnings                                        $ 61,935      $ 71,235
  Adjustments:
   Extraordinary items                                      55         7,277
   Depreciation and amortization                        17,979        15,414
   Annuity benefits                                     68,830        68,015
   Equity in net earnings of investee corporations     (14,780)       (8,522)
   Changes in reserves on assets                           418         3,752
   Realized gains on investing activities               (2,544)      (51,582)
   Decrease (increase) in reinsurance and
     other receivables                                 (24,175)       15,500
   Increase in other assets                            (49,036)      (50,392)
   Decrease in insurance claims and reserves           (25,573)      (82,242)
   Increase (decrease) in other liabilities            (26,180)       32,431
   Increase in minority interest                         6,293         6,788
   Dividends from investees                              1,200         1,200
   Other, net                                             (830)       (2,622)
                                                        13,592        26,252
Investing Activities:
  Purchases of and additional investments in:
    Fixed maturity investments                        (616,655)     (726,148)
    Equity securities                                   (9,408)       (8,573)
    Real estate, property and equipment                 (8,762)       (7,898)
  Maturities and redemptions of fixed maturity
    investments                                        155,184       167,358
  Sales of:
    Fixed maturity investments                         332,008       242,365
    Equity securities                                    7,943        20,845
    Investees and subsidiaries                           2,500        59,585
    Real estate, property and equipment                    396         1,206
  Cash and short-term investments of former
    subsidiaries                                           (70)       (4,589)
  Increase in other investments                         (1,119)         (390)
                                                      (137,983)     (256,239)

Financing Activities:
  Annuity receipts                                     133,402       137,241
  Annuity payments                                    (134,699)     (113,852)
  Additional long-term borrowings                        7,053       111,200
  Reductions of long-term debt                          (1,718)     (197,918)
  Borrowings from AFG                                   42,000       103,800
  Payments to AFG                                         -          (15,000)
  Capital contribution                                   4,667         4,667
  Issuance of trust preferred securities                74,687          -
  Cash dividends paid                                   (1,031)         (191)
                                                       124,361        29,947

Net Decrease in Cash and Short-term Investments            (30)     (200,040)

Cash and short-term investments at beginning
  of period                                            404,831       448,201

Cassh and short-term investments at end of period     $404,801      $248,161

                AMERICAN FINANCIAL CORPORATION 10-Q

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. Accounting Policies

   Basis of Presentation The accompanying consolidated financial statements for American Financial Corporation ("AFC") and subsidiaries are unaudited; however, management believes that all adjustments (consisting only of normal recurring accruals unless otherwise disclosed herein) necessary for fair presentation have been made. The results of operations for interim periods are not necessarily indicative of results to be expected for the year. The financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary to be in conformity with generally accepted accounting principles.

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

   At the close of business on December 31, 1996, American Financial Group ("AFG") contributed to AFC 81% of the common stock of American Premier. Since AFC and American Premier are under the common control of AFG, the acquisition of American Premier has been recorded by AFC at AFG's historical cost in a manner similar to a pooling of interests. Accordingly, the historical consolidated financial statements of AFC for periods subsequent to April 3, 1995 (date of common control) have been restated to include the accounts of American Premier.

   AFC's ownership of subsidiaries and significant affiliates with publicly traded common shares was as follows:
                                                  March 31,   December 31,
                                                      1997    1996   1995
     American Annuity Group, Inc. ("AAG")               81%     81%    81%
     American Financial Enterprises, Inc. ("AFEI")      83%     83%    83%
     American Premier Underwriters, Inc.                81%     81%     -
     Chiquita Brands International, Inc.                43%     43%    44%
     Citicasters Inc.                                   (a)     (a)    38%

     (a) Sold in September 1996.

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

   Investment in Investee Corporation Investments in securities of 20%- to 50%-owned companies are carried at cost, adjusted for AFC's proportionate share of their undistributed earnings or losses. Investments in less than 20%-owned companies are accounted for by the equity method when, in the opinion of management, AFC can exercise significant influence over operating and financial policies of the investee.

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

   Unpaid Losses and Loss Adjustment Expenses The net liabilities stated for unpaid claims and for expenses of investigation and adjustment of unpaid claims are based upon (a) the accumulation of case estimates for losses reported prior to the close of the accounting period on the direct business written; (b) estimates received from ceding reinsurers and insurance pools and associations; (c) estimates of unreported losses based on past

                AMERICAN FINANCIAL CORPORATION 10-Q
   experience; (d) estimates based on experience of expenses for investigating and adjusting claims and (e) the current state of the law and coverage litigation. These liabilities are subject to the impact of changes in claim amounts and frequency and other factors. In spite of the variability inherent in such estimates, management believes that the liabilities for unpaid losses and loss adjustment expenses are adequate. Changes in estimates of the liabilities for losses and loss adjustment expenses are reflected in the Statement of Earnings in the period in which determined.

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

   Income Taxes AFC and American Premier have each filed consolidated federal income tax returns which include all 80%- owned U.S. subsidiaries, except for certain life insurance subsidiaries and their subsidiaries. Because holders of AFC
   Series F and G Preferred Stock hold 21% of AFC's voting rights, the companies file separate consolidated returns. At the close of business on December 31, 1996, AFG contributed 81% of the common stock of American Premier to AFC. Accordingly, AFC and American Premier will file a single consolidated return for 1997.

                AMERICAN FINANCIAL CORPORATION 10-Q

   Deferred income taxes are calculated using the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases and are measured using enacted tax rates.
   Deferred tax assets are recognized if it is more likely than not that a benefit will be realized.

   Benefit Plans AFC provides retirement benefits to qualified employees of participating companies through contributory and noncontributory defined contribution plans. Contributions to benefit plans are charged against earnings in the year for which they are declared. Both AFC and American Premier had Employee Stock Ownership Retirement Plans ("ESORP"). In 1997, these ESORP plans were combined into a new plan. Like the ESORP plan, the new plan is a noncontributory, qualified plan invested in securities of AFG and affiliates for the benefit of employees.

   AFC and many of its subsidiaries provide health care and life insurance benefits to eligible retirees. AFC also provides postemployment benefits to former or inactive employees (primarily those on disability) who were not deemed retired under other company plans. The projected future cost of providing these benefits is expensed over the period the employees qualify for such benefits.

   Minority Interest For balance sheet purposes, minority interest represents (i) the interests of noncontrolling shareholders in AFC subsidiaries including $150 million of preferred securities issued by trust subsidiaries of AAG and (ii) AFG's direct ownership interest in American Premier. For income statement purposes, minority interest expense (included in "Other operating and general expenses") represents those shareholders' interest in the earnings of AFC subsidiaries as well as accrued distributions on the trust preferred securities.

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

                AMERICAN FINANCIAL CORPORATION 10-Q

B. Segments of Operations AFC operates its property and casualty insurance business in three major segments: nonstandard automobile, specialty lines, and commercial and personal lines. AFC's annuity and life business primarily sells tax-deferred annuities to employees of primary and secondary educational institutions and hospitals. In addition, AFC has owned significant portions of the voting equity securities of certain companies (investee corporations - see Note C). The following table (in thousands) shows AFC's revenues by significant business segment.

                                           Three months ended March 31,
      Revenues                                     1997           1996
      Property and casualty insurance:
       Premiums earned:
         Nonstandard automobile                $288,659     $  304,392
         Specialty lines                        232,590        229,292
         Commercial and personal lines          142,485        179,547
         Other lines                                 28            158
                                                663,762        713,389
       Investment and other income              110,150        121,364
                                                773,912        834,753
      Annuities and life (*)                    148,706        139,414
      Other                                       8,229         47,475
                                                930,847      1,021,642
      Equity in net earnings of investee
        corporations                             14,780          8,522

                                               $945,627     $1,030,164

      (*) Represents primarily investment income.

C. Investment in Investee Corporation AFC owned 24 million shares (43%) of Chiquita common stock at March 31, 1997 and December 31, 1996. The market value of AFC's investment in Chiquita was $372 million and $306 million at March 31, 1997 and December 31, 1996, respectively. Chiquita is a leading international marketer, producer and distributor of bananas and other quality fresh and processed food products.

   Summarized financial information for Chiquita follows (in millions):

                                           Three months ended March 31,
                                                   1997           1996
     Net Sales                                     $631           $625
     Operating Income                                71             58
     Net Income                                      43             24

D. Payable to American Financial Group, Inc. At March 31, 1997, AFC had outstanding borrowings under a note with AFG (bearing interest at 11-5/8%) of $225 million, plus accrued interest of $6.4 million. American Premier has a credit agreement with AFG under which American Premier and AFG may make loans of up to $250 million available to each other. The balance outstanding under the credit line bears interest at a variable rate of one percent over LIBOR and is payable on December 31, 2010. At March 31, 1997, American Premier had outstanding borrowings under the credit agreement of $217.5 million, plus accrued interest of $3.5 million.

                AMERICAN FINANCIAL CORPORATION 10-Q

E. Other Long-Term Debt The carrying value of other long-term debt consisted of the following (in thousands):

                                                       March 31,  December 31,
                                                            1997         1996
     Holding Companies:
       9-3/4% AFC Debentures due April 2004             $163,968     $164,368
       9-3/4% APU Subordinated Notes due August 1999      93,101       93,604
       10-5/8% APU Subordinated Notes due April 2000      54,193       54,595
       10-7/8% APU Subordinated Notes due May 2011        18,381       18,496
       Other                                               8,571        8,441
                                                        $338,214     $339,504

     Subsidiaries:
       AAG notes payable to banks due September 1999    $ 51,700     $ 44,700
       9-1/2% AAG Senior Notes due August 2001            40,845       40,845
       11-1/8% AAG Senior Subordinated Notes
         due February 2003                                24,080       24,080
       Other                                              68,223       68,790
                                                        $184,848     $178,415

   At March 31, 1997, sinking fund and other scheduled principal payments on debt for the balance of 1997 and the subsequent five years were as follows (in thousands):

                   Holding
                 Companies   Subsidiaries        Total
      1997         $ 5,735        $ 1,933     $  7,668
      1998            -             2,846        2,846
      1999          91,361         54,137      145,498
      2000          51,744          8,752       60,496
      2001            -            42,304       42,304
      2002            -             1,411        1,411

   Debentures purchased in excess of scheduled payments may be applied to satisfy any sinking fund requirement. The scheduled principal payments shown above assume that debentures purchased are applied to the earliest scheduled retirements.

F. Preferred Stock  Under provisions of both the Nonvoting
   (21.1 million shares authorized) and Voting (17.0 million shares authorized, 13.9 million shares outstanding) Cumulative Preferred Stock, the Board of Directors may divide the authorized stock into series and set specific terms and conditions of each series. The outstanding shares of preferred stock consisted of the following (see Note K - "Subsequent Event"):

      Series F, $1 par value; $20.00 liquidating value per share; annual dividends per share $1.80; nonredeemable; 11,900,725 shares (stated value $145.4 million) outstanding at March 31, 1997 and December 31, 1996.

      Series G,  $1 par value; annual dividends per share $1.05;
      redeemable at $10.50 per share; 1,964,158 shares (stated value $17.4 million) outstanding at March 31, 1997 and December 31, 1996.

G. Common Stock At March 31, 1997, American Financial Group owned all of the outstanding shares of AFC's Common Stock.

                AMERICAN FINANCIAL CORPORATION 10-Q

H. Extraordinary Items Extraordinary items represent AFC's proportionate share of losses related to debt retirements by the following companies. Amounts shown are net of minority interest and income tax benefits (in thousands):

                                Three months ended
                                    March 31,
                                  1997      1996

       AFC (parent)               ($17)  ($4,198)
       APU (parent)                (38)     (901)
       AAG                           -    (2,178)
                                  ($55)  ($7,277)

I. Cash Flows - Fixed Maturity Investments "Investing activities" related to fixed maturity investments in AFC's Statement of Cash Flows consisted of the following (in thousands):
                                     Held to  Available
     1997                           Maturity   For Sale       Total
     Purchases                       $   987   $615,668    $616,655
     Maturities and redemptions       81,185     73,999     155,184
     Sales                              -       332,008     332,008

     1996
     Purchases                       $86,697   $639,451    $726,148
     Maturities and redemptions       72,669     94,689     167,358
     Sales                              -       242,365     242,365

J. Commitments and Contingencies There have been no significant changes to the matters discussed and referred to in Note N
   "Commitments and Contingencies" in AFC's Annual Report on Form
   10-K for 1996.

K. Subsequent Event In April 1997, AFG announced two transactions intended to reduce its corporate expenses and simplify the public company structure of certain subsidiaries.

   AFG has proposed a merger transaction in which AFC's Series F and Series G preferred stock would be retired for $21.50 and $10.50 per share in cash, respectively. Under the proposal, holders of Series F and G preferred stock will have as an option the right to receive shares of a new issue of AFC preferred stock. The new preferred will be redeemable at AFC's option after the eighth anniversary of its issuance, have a liquidation value of $21.50 per share and an annual dividend of $1.8275 per share, paid semi-annually.

   AFG has also proposed that AFEI engage in a merger transaction whereby all publicly held shares of AFEI would be exchanged, at the option of AFEI shareholders, for shares of AFG common stock on a one-for-one basis, or $37.00 per share in cash. There are approximately 2.3 million shares of AFEI common stock outstanding which are not beneficially owned by AFG.

   The transactions would be subject to the negotiation of final documentation, the approval of the Board of Directors of each of AFG, AFC, and AFEI, and the receipt of all required shareholder, stock exchange listing and regulatory approvals.

                AMERICAN FINANCIAL CORPORATION 10-Q

                              ITEM 2

               Management's Discussion and Analysis
         of Financial Condition and Results of Operations

GENERAL

AFC is organized as a holding company with almost all of its operations being conducted by subsidiaries and affiliates. The parent corporation, however, has continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, dividends on AFC Preferred Stock, and taxes.
Therefore, certain analyses are best done on a parent only basis while others are best done on a total enterprise basis. In addition, since most of its businesses are financial in nature, AFC does not prepare its consolidated financial statements using a current-noncurrent format. Consequently, certain traditional ratios and financial analysis tests are not meaningful.

LIQUIDITY AND CAPITAL RESOURCES

Ratios AFC's debt to total capital ratio at the parent holding company level was just over 20% at March 31, 1997 and December 31, 1996. AFC's ratio of earnings to fixed charges on a total enterprise basis was 4.27 for the first three months of 1997 compared to 4.99 for the entire year of 1996; ratios of earnings to fixed charges and preferred dividends were 3.21 and 3.96 for the same periods.

Sources of Funds    Management believes AFC has sufficient
resources to meet its liquidity requirements through operations in the short-term and long-term future. If funds generated from operations, including dividends from subsidiaries, are insufficient to meet fixed charges in any period, these companies would be required to generate cash through borrowings, sales of securities or other assets, or similar transactions.

In December 1996, American Premier paid a dividend to AFG in the form of a $675 million note receivable from AFC plus $18.7 million of related accrued interest. AFG then contributed $450 million of the note (without accrued interest) to the capital of AFC. At March 31, 1997, the remaining $225 million is included in payable to AFG on AFC's balance sheet.

American Premier has a credit agreement with AFG under which American Premier and AFG will make loans of up to $250 million available to each other. Principal amounts payable to AFG under the credit agreement totaled $217.5 million and $175.5 million at March 31, 1997 and December 31, 1996, respectively.

Bank credit lines at several subsidiary holding companies provide ample liquidity and can be used to obtain funds for the operating subsidiaries or, if necessary, for the parent company.
Agreements with the banks generally run for three to seven years and are renewed before maturity. While it is highly unlikely that all such amounts would ever be borrowed at one time, a maximum of $510 million is available under these bank facilities, $52 million of which was borrowed at March 31, 1997.

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

The cash to be utilized if the proposed transactions discussed in Note K are completed is expected to come from internally generated funds and existing credit lines.

                AMERICAN FINANCIAL CORPORATION 10-Q

               Management's Discussion and Analysis
   of Financial Condition and Results of Operations - Continued


Dividend payments from subsidiaries have been very important to the liquidity and cash flow of the individual holding companies in the past. However, the reliance on such dividend payments has been lessened by the combination of (i) strong capital at AFC's insurance subsidiaries (and the related decreased likelihood of a need for investment in those companies), (ii) the reductions of debt at the holding companies (and the related decrease in ongoing cash needs for interest and principal payments), (iii) AFC's ability to obtain financing in capital markets, as well as (iv) the sales of non-insurance investments.

Investments Approximately 93% of the bonds and redeemable preferred stocks held by AFC were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at March 31, 1997. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

AFC's equity securities are concentrated in a relatively limited number of major positions. This approach allows management to more closely monitor the companies and the industries in which they operate.

RESULTS OF OPERATIONS

General Pretax earnings before extraordinary items were $98.2 million for the first quarter of 1997 and $119.5 million for the first quarter of 1996. While results included (i) an increase of $6.6 million in underwriting profit in the property and casualty operations, (ii) an increase of $10.3 million in investment income primarily in the annuity, life and health operations and (iii) an increase of $6.3 million in investee earnings, these improvements were more than offset by reductions of $50.1 million in realized gains.

Property and Casualty Insurance - Underwriting AFC manages and operates its property and casualty business as three major sectors. The nonstandard automobile insurance companies (the "NSA Group") insure risks not typically accepted for standard automobile coverage because of the applicant's driving record, type of vehicle, age or other criteria. The specialty lines are a diversified group of over twenty-five business lines that offer a wide variety of specialty insurance products. Some of the more significant areas are California workers' compensation, executive liability, inland and ocean marine, U.S.-based operations of Japanese companies, agricultural-related coverages, excess and surplus lines, aviation coverages and fidelity and surety bonds. The commercial and personal lines provide coverages in commercial multi-peril, workers' compensation, umbrella and commercial automobile, standard private passenger automobile and homeowners insurance.

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

               AMERICAN FINANCIAL CORPORATION 10-Q

               Management's Discussion and Analysis
   of Financial Condition and Results of Operations - Continued


Net written premiums and combined ratios for AFC's property and casualty insurance subsidiaries were as follows (dollars in millions):

                                             Three months ended
                                                  March 31,
                                               1997        1996
  Net Written Premiums (GAAP)
    NSA Group                                $329.7      $295.5
    Specialty Operations                      264.4       217.7
    Commercial and Personal Operations         94.8       165.3
    Other Lines                                  -           .1
                                             $688.9      $678.6

  Combined Ratios (GAAP)
    NSA Group                                  97.1%      101.9%
    Specialty Operations                       92.7        90.0
    Commercial and Personal Operations        102.9       103.7
    Aggregate (including other lines)          98.5        99.6

NSA Group For the first three months of 1997, net written premiums of the NSA Group increased 12% from the comparable 1996 period due primarily to volume increases in California resulting from enactment of legislation which requires drivers to provide proof of insurance in order to obtain a valid permit. The improvement in the combined ratio reflects rate increases in various states over the last couple of years.

Specialty Operations Net written premiums for the specialty operations increased 21% during the first three months of 1997 from the comparable 1996 period due to the impact of $30 million of premiums assumed on general aviation policies under a reinsurance agreement with American Eagle Insurance Company and the return of premiums related to the withdrawal from a voluntary pool in 1996. The combined ratio for the first three months of 1997 increased from the comparable 1996 period due in part to a reduction in underwriting profit in the California workers' compensation business. Underwriting results for the 1996 first quarter included reserve reductions prompted by fundamental changes in the California workers' compensation market and actuarial evaluations. Excluding the effects of such reserve reductions, first quarter 1997 underwriting results improved moderately as compared to 1996.

Commercial and Personal Operations The 43% decrease in net written premiums for the commercial and personal operations from the comparable 1996 period was due primarily to a reinsurance agreement, effective January 1, 1997, under which 80% of all AFG's homeowners' business will be reinsured, and reduced writings of personal automobile coverages in certain states. Excluding the impact of the reinsurance agreement, premiums decreased 13%.

Investment Income Investment income increased $10.3 million (5%) for the first quarter of 1997 compared to 1996 due primarily to an increase in the average amount of investments held.

Realized Gains Realized capital gains have been an important part of the return on investments in marketable securities. Individual securities are sold creating gains and losses as market opportunities exist.

Investee Corporations Equity in net earnings of investee corporations in 1997 represents AFC's proportionate share of Chiquita's earnings. Chiquita reported first quarter net income of $43.3 million for 1997 and $24.2 million for 1996. Chiquita's results for 1996 include $12 million of charges for damages resulting

                AMERICAN FINANCIAL CORPORATION 10-Q

               Management's Discussion and Analysis
   of Financial Condition and Results of Operations - Continued


from industry-wide flooding in Costa Rica. Included in earnings from investees in 1996 were losses of $330,000 attributable to AFC's investment in Citicasters which was sold in September 1996.

Gains on Sales of Subsidiaries Gains on sales of subsidiaries represent pretax gains on the sales of a travel agency in 1997 and Buckeye Management Company in 1996.

Annuity Benefits Annuity benefits expense increased slightly in the first three months of 1997 due to an increase in average funds accumulated. The rate at which interest is credited on annuity policyholders' funds is subject to change based on management's judgment of market conditions.

Other Operating and General Expenses Included in other operating and general expenses are charges for minority interest of $9.5 million for the first quarter of 1997 compared to $11.4 million for the same period in 1996.



  ____________________________________________________________

                AMERICAN FINANCIAL CORPORATION 10-Q
                              PART II
                         OTHER INFORMATION


                              Item 6

                 Exhibits and Reports on Form 8-K


(a)   Exhibit 27 - Financial Data Schedule - Included in Report filed electronically with the Securities and Exchange Commission.

(b)   Reports on Form 8-K:  None



  ____________________________________________________________



                             Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized.


                                American Financial Corporation



May 12, 1997                    BY:Fred J. Runk
                                   Fred J. Runk
                                   Senior Vice President and Treasurer