Form 10-Q
period 1997-06-30
AMERICAN FINANCIAL CORP
filed 1997-08-13
CIK 5016

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                             FORM 10-Q


      Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934


For the Quarterly Period Ended                    Commission File
June 30, 1997                                     No. 1-7361



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


   As of August 1, 1997, there were 45,000,000 shares of the Registrant's Common Stock outstanding, all of which were owned by American Financial Group, Inc.

                AMERICAN FINANCIAL CORPORATION 10-Q
                              PART I
                       FINANCIAL INFORMATION

          AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET
                      (Dollars In Thousands)

                                                         June 30,  December 31,
                                                            1997          1996
           Assets
Cash and short-term investments                      $   360,603   $   404,831
Investments:
  Bonds and redeemable preferred stocks:
    Held to maturity - at amortized cost
      (market - $3,345,200 and $3,528,100)             3,320,594     3,491,126
    Available for sale - at market
      (amortized cost - $6,769,104 and $6,362,597)     6,894,904     6,494,597
  Other stocks - principally at market
    (cost - $150,120 and $142,364)                       424,420       327,664
  Investment in investee corporations                    234,162       199,651
  Loans receivable                                       541,472       568,055
  Real estate and other investments                      211,922       205,021
     Total investments                                11,627,474    11,286,114

Recoverables from reinsurers and prepaid
  reinsurance premiums                                   951,470       942,450
Agents' balances and premiums receivable                 676,671       609,403
Deferred acquisition costs                               475,797       452,041
Other receivables                                        245,662       272,766
Deferred tax asset                                        81,303       137,284
Assets held in separate accounts                         262,453       247,579
Prepaid expenses, deferred charges and other assets      394,603       368,114
Cost in excess of net assets acquired                    272,176       278,581

                                                     $15,348,212   $14,999,163

       Liabilities and Capital
Unpaid losses and loss adjustment expenses           $ 4,086,040   $ 4,123,701
Unearned premiums                                      1,336,805     1,247,806
Annuity benefits accumulated                           5,469,541     5,365,612
Life, accident and health reserves                       589,526       575,380
Payable to American Financial Group, Inc.                351,771       422,015
Other long-term debt:
  Holding companies                                      337,459       339,504
  Subsidiaries                                           132,607       178,415
Liabilities related to separate accounts                 262,453       247,579
Accounts payable, accrued expenses and other
  liabilities                                            860,319       915,398
     Total liabilities                                13,426,521    13,415,410

Minority interest                                        476,419       306,858

Shareholders' Equity:
  Preferred Stock (liquidation value $258,638)           162,760       162,760
  Common Stock without par value                           9,625         9,625
  Capital Surplus                                        927,939       919,746
  Retained earnings                                      112,248         1,364
  Net unrealized gain on marketable securities,
    net of deferred income taxes                         232,700       183,400
      Total shareholders' equity                       1,445,272     1,276,895

                                                     $15,348,212   $14,999,163

                 AMERICAN FINANCIAL CORPORATION 10-Q

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF EARNINGS
                            (In Thousands)

                                             Three months ended        Six months ended
                                                   June 30,                 June 30,
                                               1997        1996         1997        1996
Income:
  Property and casualty insurance
    premiums                             $  698,381  $  730,419   $1,362,143  $1,443,808
  Life, accident and health premiums         27,331      31,261       52,696      55,514
  Investment income                         214,583     212,097      427,335     414,557
  Realized gains on sales of
    securities                                4,198       2,725        6,011      21,443
  Equity in net earnings of investee
    corporations                             17,228      17,344       32,008      25,866
  Gains on sales of subsidiaries               -          2,946          731      36,837
  Other income                               25,823      36,004       52,247      64,935
                                            987,544   1,032,796    1,933,171   2,062,960

Costs and Expenses:
  Property and casualty insurance:
    Losses and loss adjustment expenses     495,187     530,183      964,511   1,039,340
    Commissions and other underwriting
      expenses                              193,304     208,340      377,605     409,019
  Annuity benefits                           70,607      68,790      139,437     136,805
  Life, accident and health benefits         25,825      26,877       49,988      48,470
  Interest charges on borrowed money         22,515      24,086       46,126      48,348
  Other operating and general expenses       86,609      92,841      163,796     179,719
                                            894,047     951,117    1,741,463   1,861,701

Earnings before income taxes and
  extraordinary items                        93,497      81,679      191,708     201,259
Provision for income taxes                   32,783      23,217       69,004      64,168

Earnings before extraordinary items          60,714      58,462      122,704     137,091

Extraordinary items - loss on prepayment
  of debt                                       (23)     (9,964)         (78)    (17,358)

Net Earnings                             $   60,691  $   48,498   $  122,626  $  119,733

                AMERICAN FINANCIAL CORPORATION 10-Q

          AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
                          (In Thousands)

                                                         Six months ended
                                                              June  30,
                                                          1997          1996
Operating Activities:
  Net earnings                                      $  122,626    $  119,733
  Adjustments:
   Extraordinary items                                      78        17,358
   Depreciation and amortization                        36,057        33,653
   Annuity benefits                                    139,437       136,805
   Equity in net earnings of investee corporations     (32,008)      (25,866)
   Changes in reserves on assets                           506        11,755
   Realized gains on investing activities               (6,742)      (54,991)
   Increase in reinsurance and other receivables       (77,692)     (143,063)
   Decrease (increase) in other assets                 (18,136)       39,767
   Increase in insurance claims and
      reserves                                          65,484        78,590
   Decrease in other liabilities                      (122,376)      (78,243)
   Increase in minority interest                        15,761        16,422
   Dividends from investees                              2,400         2,400
   Other, net                                           (3,889)       (3,194)
                                                       121,506       151,126
Investing Activities:
  Purchases of and additional investments in:
    Fixed maturity investments                      (1,205,788)   (1,161,142)
    Equity securities                                  (16,555)      (13,997)
    Investees and subsidiaries                          (4,900)         -
    Real estate, property and equipment                (22,872)      (16,012)
  Maturities and redemptions of fixed maturity
    investments                                        360,774       313,216
  Sales of:
    Fixed maturity investments                         698,990       490,604
    Equity securities                                    9,552        26,940
    Investees and subsidiaries                           2,500        64,856
    Real estate, property and equipment                  1,914         2,995
  Cash and short-term investments of former
    subsidiaries                                           (70)       (4,589)
  Increase in other investments                         (2,233)       (6,418)
                                                      (178,688)     (303,547)

Financing Activities:
  Annuity receipts                                     259,708       280,579
  Annuity payments                                    (288,531)     (241,706)
  Additional long-term borrowings                        7,053       197,561
  Reductions of long-term debt                         (54,820)     (372,036)
  Borrowings from AFG                                   44,100       106,972
  Payments to AFG                                     (101,500)      (37,000)
  Capital contribution                                   9,333         9,333
  Issuances of trust preferred securities              149,353          -
  Cash dividends paid                                  (11,742)      (12,561)
                                                        12,954       (68,858)

Net Decrease in Cash and Short-term Investments        (44,228)     (221,279)

Cash and short-term investments at beginning
  of period                                            404,831       448,201

Cash and short-term investments at end of period    $  360,603    $  226,922

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

   AFC's ownership of subsidiaries and significant affiliates with publicly traded common shares was as follows:
                                                   June 30,   December 31,
                                                      1997    1996   1995
    American Annuity Group, Inc. ("AAG")               81%     81%    81%
    American Financial Enterprises, Inc. ("AFEI")      82%     83%    83%
    American Premier Underwriters, Inc.                81%     81%     -
    Chiquita Brands International, Inc.                43%     43%    44%
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

   Income Taxes AFC and American Premier have each filed consolidated federal income tax returns which include all 80%- owned U.S. subsidiaries, except for certain life insurance subsidiaries and their subsidiaries. Because holders of AFC Series F and G Preferred Stock hold in excess of 20% of AFC's voting rights, the companies file separate consolidated returns. At the close of business on December 31, 1996, AFG contributed 81% of the common stock of American Premier to AFC.
   Accordingly, AFC and American Premier will file a single consolidated return for 1997.

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

   Minority Interest For balance sheet purposes, minority interest represents the interests of noncontrolling shareholders in AFC subsidiaries including preferred securities issued by trust subsidiaries of AAG and AFG's direct ownership interest in American Premier. For income statement purposes, minority interest expense (included in "Other operating and general expenses") represents those shareholders' interest in the earnings of AFC subsidiaries as well as accrued distributions on the trust preferred securities.

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

                                           Six months ended June 30,
      Revenues                                   1997          1996
      Property and casualty insurance:
       Premiums earned:
         Nonstandard automobile            $  592,761    $  609,198
         Specialty lines                      482,711       476,109
         Commercial and personal lines        286,647       358,076
         Other lines                               24           425
                                            1,362,143     1,443,808
       Investment and other income            216,274       232,971
                                            1,578,417     1,676,779
      Annuities and life (*)                  302,426       290,339
      Other                                    20,320        69,976
                                            1,901,163     2,037,094
      Equity in net earnings of investee
        corporations                           32,008        25,866

                                           $1,933,171    $2,062,960

      (*) Represents primarily investment income.

C. Investment in Investee Corporations Investment in investee corporations reflects primarily AFC's 43% ownership (24 million shares; carrying value of $229.3 million at June 30, 1997) of Chiquita common stock. The market value of AFC's investment in Chiquita was $330 million and $306 million at June 30, 1997 and December 31, 1996, respectively. Chiquita is a leading international marketer, producer and distributor of bananas and other quality fresh and processed food products.

   Summarized financial information for Chiquita follows (in millions):

                                           Six months ended June 30,
                                                 1997          1996
     Net Sales                                 $1,278        $1,339
     Operating Income                             139           133
     Income before Extraordinary Item              84            67
     Extraordinary Loss from Debt Refinancings    -              (5)
     Net Income                                    84            62

D. Payable to American Financial Group, Inc. At June 30, 1997, AFC had outstanding borrowings under a note with AFG (bearing interest at 11-5/8%) of $213 million, plus accrued interest of $6.2 million. American Premier has a credit agreement with AFG under which American Premier and AFG may make loans of up to $250 million available to each other. The balance outstanding under the credit line bears interest at a variable rate of one percent over LIBOR and is payable on December 31, 2010. At June 30, 1997, American Premier had outstanding borrowings under the credit agreement of $130.1 million, plus accrued interest of $2.4 million.

                AMERICAN FINANCIAL CORPORATION 10-Q

E. Other Long-Term Debt  The carrying value of other long-term debt consisted of the following (in thousands):
                                                        June 30,  December 31,
                                                           1997          1996
     Holding Companies:
       9-3/4% AFC Debentures due April 2004            $163,725      $164,368
       9-3/4% APU Subordinated Notes due August 1999     92,811        93,604
       10-5/8% APU Subordinated Notes due April 2000     54,012        54,595
       10-7/8% APU Subordinated Notes due May 2011       18,367        18,496
       Other                                              8,544         8,441
                                                       $337,459      $339,504

     Subsidiaries:
       AAG notes payable to banks due September 1999   $   -         $ 44,700
       9-1/2% AAG Senior Notes due August 2001           40,845        40,845
       11-1/8% AAG Senior Subordinated Notes
         due February 2003                               24,080        24,080
       Other                                             67,682        68,790
                                                       $132,607      $178,415

   AAG has called for redemption on August 15, 1997, all of its outstanding 9-1/2% Senior Notes at a price of $1,040.71 per $1,000 principal amount. AFC expects to record a third quarter pretax loss of $2.1 million, net of minority interest, on the redemption.

   At June 30, 1997, sinking fund and other scheduled principal payments on debt for the balance of 1997 and the subsequent five years were as follows (in thousands):

                   Holding
                 Companies  Subsidiaries        Total
      1997         $ 5,698       $ 1,313      $ 7,011
      1998            -            2,841        2,841
      1999          91,243         2,433       93,676
      2000          51,744         8,747       60,491
      2001            -           42,298(*)    42,298
      2002            -            1,458        1,458

      (*) Includes the AAG 9-1/2% Notes being redeemed in
          August 1997.

   Debentures purchased in excess of scheduled payments may be applied to satisfy any sinking fund requirement. The scheduled principal payments shown above assume that debentures previously purchased are applied to the earliest scheduled retirements.

F. Minority Interest Included in minority interest are the preferred securities issued by trust subsidiaries of AAG.

   In November 1996, a wholly-owned subsidiary trust of AAG issued three million units of 9-1/4% trust originated preferred securities ("TOPrS") for $75 million in cash. The Trust then purchased $75 million of newly issued AAG 9-1/4% Subordinated Debentures due 2026, which, along with related interest and principal payments received, are the only assets of the Trust. The TOPrS are mandatorily redeemable upon maturity or redemption of the Subordinated Debentures. The Subordinated Debentures are redeemable by AAG on or after November 7, 2001. AAG effectively provides an unconditional guarantee of the Trust's obligations under the TOPrS.

                AMERICAN FINANCIAL CORPORATION 10-Q

   Through private transactions completed in March and May 1997, wholly-owned subsidiary trusts of AAG issued $75 million of 8-7/8% preferred securities and $75 million of 7-1/4% Remarketed Par Securities ("ROPES"), respectively, and used the proceeds to purchase the related debentures of their parent due in 2027 and 2041. Both of these issues are structured similarly to the TOPrS issued in November 1996.

G. Preferred Stock  Under provisions of both the Nonvoting
   (21.1 million shares authorized) and Voting (17.0 million shares authorized, 13.9 million shares outstanding) Cumulative Preferred Stock, the Board of Directors may divide the authorized stock into series and set specific terms and conditions of each series. The outstanding shares of preferred stock consisted of the following (see Note L - "Subsequent Event"):

      Series F, $1 par value; $20.00 liquidating value per share; annual dividends per share $1.80; nonredeemable; 11,900,725 shares (stated value $145.4 million) outstanding at June 30, 1997 and December 31, 1996.

      Series G,  $1 par value; annual dividends per share $1.05;
      redeemable at $10.50 per share; 1,964,158 shares (stated value $17.4 million) outstanding at June 30, 1997 and December 31, 1996.

H. Common Stock At June 30, 1997, American Financial Group owned all of the outstanding shares of AFC's Common Stock.

I. Extraordinary Items Extraordinary items represent AFC's proportionate share of losses related to debt retirements by the following companies. Amounts shown are net of minority interest and income tax benefits (in thousands):

                                 Six months ended
                                      June 30,
                                 1997        1996
        AFC (parent)             ($36)   ($ 9,499)
        Subsidiaries:
         APU (parent)             (42)       (456)
         AAG                       -       (5,605)
         Other                     -          110
       Investee:
         Chiquita                  -       (1,908)
                                 ($78)   ($17,358)

J. Cash Flows - Fixed Maturity Investments "Investing activities" related to fixed maturity investments in AFC's Statement of Cash Flows consisted of the following (in thousands):

                                     Held to    Available
     1997                           Maturity     For Sale        Total
     Purchases                      $  1,675   $1,204,113   $1,205,788
     Maturities and redemptions      197,546      163,228      360,774
     Sales                              -         698,990      698,990

     1996
     Purchases                      $149,250   $1,011,892   $1,161,142
     Maturities and redemptions      134,936      178,280      313,216
     Sales                              -         490,604      490,604

K. Commitments and Contingencies There have been no significant changes to the matters discussed and referred to in Note N
   "Commitments and Contingencies" in AFC's Annual Report on Form
   10-K for 1996.

                AMERICAN FINANCIAL CORPORATION 10-Q

L. Subsequent Event In July 1997, AFG announced that it has entered into agreements with two of its subsidiaries, AFC and AFEI, pursuant to previously announced plans to reduce its corporate expenses and improve its corporate capital structure.

   AFG has proposed a merger transaction whereby holders of AFC's Series F Preferred would receive consideration of $22.35 per share and holders of AFC's Series G Preferred would receive consideration of $10.50 per share plus accrued dividends. Consideration would be payable, at the holder's election, in shares of a new issue of AFC Preferred Stock, in cash, or a combination of the two. It is a condition to the merger that there be approximately 3.1 million shares of a new Preferred Stock issued, representing at least 20% of AFC's total voting power. The new preferred would be redeemable at AFC's option after the eighth anniversary of its issuance, have a liquidation value of $22.35 per share and an annual dividend of $1.90 per share, paid semi-annually.

   AFG has also proposed that AFEI engage in a merger transaction whereby all publicly held shares of AFEI would be exchanged, at the option of AFEI shareholders, for shares of AFG common stock on a one-for-one basis, or $37.00 per share in cash. There are approximately 2.7 million shares of AFEI common stock outstanding (including yet-unexercised stock options) which are not beneficially owned by AFG.

   These transactions are subject to the receipt of all required shareholder, stock exchange listing and regulatory approvals.

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

LIQUIDITY AND CAPITAL RESOURCES

Ratios AFC's debt to total capital ratio at the parent holding company level was approximately 20% at June 30, 1997 and December 31, 1996. AFC's ratio of earnings to fixed charges on a total enterprise basis was 4.09 for the first six months of 1997 compared to 4.99 for the entire year of 1996; ratios of earnings to fixed charges and preferred dividends were 3.10 and 3.96 for the same periods.

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

In December 1996, American Premier paid a dividend to AFG in the form of a $675 million note receivable from AFC plus $18.7 million of related accrued interest. AFG then contributed $450 million of the note (without accrued interest) to the capital of AFC. At June 30, 1997, $213 million is outstanding under the note and included in payable to AFG on AFC's balance sheet.

American Premier has a credit agreement with AFG under which American Premier and AFG will make loans of up to $250 million available to each other. Principal amounts payable to AFG under the credit agreement totaled $130.1 million and $175.5 million at June 30, 1997 and December 31, 1996, respectively.

Bank credit lines at several subsidiary holding companies provide ample liquidity and can be used to obtain funds for the operating subsidiaries or, if necessary, for the parent company.
Agreements with the banks generally run for three to seven years and are renewed before maturity. While it is highly unlikely that all such amounts would ever be borrowed at one time, a maximum of $510 million is available under these bank facilities. At June 30, 1997, there were no outstanding borrowings under these credit lines.

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

The cash to be utilized if the proposed transactions discussed in Note L are completed is expected to come from internally generated funds and existing credit lines.

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

Investments Approximately 93% of the bonds and redeemable preferred stocks held by AFC were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at June 30, 1997. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

AFC's equity securities are concentrated in a relatively limited number of major positions. This approach allows management to more closely monitor the companies and the industries in which they operate.

RESULTS OF OPERATIONS

General Pretax earnings before extraordinary items for the three months ended June 30, 1997 were $93.5 million, an increase of $11.8 million over the comparable 1996 period. The increase is attributable to improved underwriting profit in the property and casualty operations.

Pretax earnings before extraordinary items were $191.7 million for the first six months of 1997 compared to $201.3 million for the first six months of 1996. Excluding realized gains, pretax earnings before extraordinary items were $185 million and $143 million for the first six months of 1997 and 1996, respectively. The improvement in 1997 was due primarily to (i) an increase of $24.6 million in underwriting profit in the property and casualty operations, (ii) an increase of $12.8 million in investment income primarily in the annuity, life and health operations and (iii) an increase of $6.1 million in investee earnings.

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

                AMERICAN FINANCIAL CORPORATION 10-Q

               Management's Discussion and Analysis
   of Financial Condition and Results of Operations - Continued


Net written premiums and combined ratios for AFC's property and casualty insurance subsidiaries were as follows (dollars in millions):

                                    Three months ended      Six months ended
                                          June 30,              June 30,
                                         1997     1996        1997      1996
  Net Written Premiums (GAAP)
    NSA Group                          $328.2   $296.1    $  657.9  $  591.6
    Specialty Operations                257.6    267.4       522.0     485.1
    Commercial and Personal Operations  135.8    162.9       230.6     328.2
    Other lines                           -         .2         -          .3
                                       $721.6   $726.6    $1,410.5  $1,405.2

  Combined Ratios (GAAP)
    NSA Group                            97.1%   100.8%       97.2%    101.4%
    Specialty Operations                 88.0     97.4        90.3      93.9
    Commercial and Personal Operations  102.7    104.7       102.9     104.2
    Aggregate (including other lines)    98.6    101.2        98.5     100.4

NSA Group The NSA Group's 11% increase in net written premiums in the second quarter and first half of 1997 is due primarily to volume increases in California resulting from enactment of legislation which requires drivers to provide proof of insurance in order to obtain a valid permit. The improvement in the combined ratio reflects rate increases in various states over the last couple of years.

Specialty Operations Net written premiums for the specialty operations decreased 4% during the second quarter from the comparable 1996 period due primarily to reductions in executive liability and agricultural-related coverages. Underwriting results for the second quarter of 1997 reflect improved results in certain specialty niche operations. Net written premiums increased 8% during the first six months of 1997 due primarily to the impact of $30 million of premiums assumed on general aviation policies under a reinsurance agreement with American Eagle Insurance Company in the first quarter of 1997 and the return of premiums related to the withdrawal from a voluntary pool in 1996.

Commercial and Personal Operations Net written premiums for the commercial and personal operations decreased 17% during the second quarter and 30% during the first six months from the comparable 1996 periods due primarily to a reinsurance agreement, effective January 1, 1997, under which 80% of all AFC's homeowners' business will be reinsured, and reduced writings of personal automobile coverages in certain states. Excluding the impact of the reinsurance agreement, premiums decreased 9% and 11%, respectively. Underwriting results for 1997 improved due in part to the impact in 1996 of weather-related losses.

Investment Income Investment income increased $12.8 million (3%) for the first six months of 1997 compared to 1996 due primarily to an increase in the average amount of investments held.

Realized Gains Realized capital gains have been an important part of the return on investments in marketable securities. Individual securities are sold creating gains and losses as market opportunities exist.

Investee Corporations Equity in net earnings of investee corporations in 1997 represents AFC's proportionate share of Chiquita's earnings. Chiquita reported net income of $84.4 million for the first six months of 1997 and $61.8 million for the comparable 1996 period. Chiquita's results for 1996 include
$12 million of charges for damages resulting from industry-wide flooding in Costa Rica.

                AMERICAN FINANCIAL CORPORATION 10-Q

               Management's Discussion and Analysis
   of Financial Condition and Results of Operations - Continued


Included in earnings from investees in 1996 were earnings of $1.5 million attributable to AFC's investment in Citicasters which was sold in September 1996.

Gains on Sales of Subsidiaries The gain on sale of subsidiaries in 1997 represents a pretax gain on the sale of a travel agency. The gains on sales of subsidiaries in 1996 include a pretax gain of $33.9 million on the sale of Buckeye Management Company and the settlement of litigation related to a subsidiary sold in 1993.

Other Income Other income decreased $10.2 million (28%) during the second quarter and $12.7 million (20%) during the first six months of 1997 due primarily to the sale of a subsidiary in the first quarter of 1997.

Annuity Benefits Annuity benefits reflect interest credited to annuity policyholders' funds accumulated. The majority of AAG's fixed rate annuity products permit AAG to change the crediting rate at any time (subject to minimum interest rate guarantees of 3% or 4% per annum). As a result, management has been able to react to changes in market interest rates and maintain a desired interest rate spread without a substantial effect on persistency. Annuity benefits increased 3% in the second quarter and 2% in the first six months of 1997 due primarily to an increase in average annuity benefits accumulated.

Other Operating and General Expenses The decrease in other operating and general expenses is due primarily to the sale of a subsidiary in 1997. Included in other operating and general expenses are charges for minority interest of $10.9 million for the second quarter and $20.4 million for the first six months of 1997 compared to $9.4 million and $20.7 million for the same periods in 1996.

NEW TAX LEGISLATION

New federal tax legislation was signed into law in August 1997.
Management believes the legislation will not have a material effect on AFC's financial condition or results of operations.

  ____________________________________________________________

                AMERICAN FINANCIAL CORPORATION 10-Q
                              PART II
                         OTHER INFORMATION


                              Item 6

                 Exhibits and Reports on Form 8-K


(a) Exhibit 27 - Financial Data Schedule - Included in Report filed electronically with the Securities and Exchange
                 Commission.

(b) Reports on Form 8-K:

       Date of Report    Item Reported
       July 14, 1997     Proposal to exchange Preferred Stock for
                         cash or new Preferred Stock.


  ____________________________________________________________


                             Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized.


                                American Financial Corporation



August 12, 1997                 BY:Fred J. Runk
                                   Fred J. Runk
                                   Senior Vice President and Treasurer