Form 10-K405/A
period 1996-12-31
AMERICAN FINANCIAL CORP
filed 1997-10-29
CIK 5016

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-K/A

                           Amendment No. 2 to
         Annual Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934


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

                            ________________

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


   Included in the balance sheet caption "recoverables from reinsurers and prepaid reinsurance premiums" were $79 million on paid losses and LAE and $720 million on unpaid losses and LAE at December 31, 1996. The collectibility of a reinsurance balance is based upon the financial condition of a reinsurer as well as individual claim considerations. Market conditions over the past few years have forced many reinsurers into financial difficulties or liquidation proceedings. At December 31, 1996, AFC's insurance subsidiaries had allowances of approximately $79 million for doubtful collection of reinsurance recoverables, substantially all related to unpaid losses. AFC regularly monitors the financial strength of its reinsurers. This process periodically results in the transfer of risks to more financially secure reinsurers. Substantially all reinsurance is ceded to reinsurers having more than $100 million in capital and A.M. Best ratings of A- or better. AFC's major reinsurers include American Re-Insurance Company, Employers
Reinsurance Corporation, NAC Reinsurance Corporation, Mitsui Marine and Fire Insurance Company and General Reinsurance Corporation. These five companies assume approximately one-third of AFC's ceded reinsurance.

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


   Future costs of claims are projected based on historical trends adjusted for changes in underwriting standards, policy provisions, product mix and other factors. Estimating the liability for unpaid losses and LAE is inherently judgmental and is influenced by factors which are subject to significant variation. Through the use of analytical reserve development techniques, management monitors items such as the effect of inflation on medical, hospitalization, material, repair and replacement costs, general economic trends and the legal environment. Although management believes that the reserves currently established reflect a reasonable and sufficent estimate of the ultimate cost of all losses and claims, actual development may vary materially.



   AFC recognizes underwriting profit only when realization is reasonably determinable and assured. In certain specialty lines, where experience is limited or where there is potential for volatile results, AFC holds "incurred but not reported" reserves and does not recognize underwriting profit until the accident years mature.


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

                                1986    1987    1988    1989    1990
Liability for unpaid losses
and loss adjustment expenses:
  As originally estimated     $1,843  $2,024  $2,209  $2,246  $2,137
  As re-estimated at
    December 31, 1996          2,459   2,423   2,472   2,462   2,280

Liability re-estimated (*):
  One year later               102.7%  102.5%   99.8%  100.4%   98.6%
  Two years later              107.3%  103.6%  100.0%   99.3%   97.7%
  Three years later            109.7%  103.1%   99.7%   98.4%   97.4%
  Four years later             110.8%  102.5%   98.7%   98.2%   99.2%
  Five years later             111.8%  102.6%   99.1%  101.1%   98.4%
  Six years later              112.7%  103.5%  103.0%  101.1%  106.7%
  Seven years later            115.3%  109.4%  103.0%  109.6%
  Eight years later            122.1%  109.8%  111.9%
  Nine years later             122.5%  119.7%
  Ten years later              133.4%

Cumulative deficiency
 (redundancy)                   33.4%   19.7%   11.9%    9.6%    6.7%

Cumulative paid as of:
 One year later                 33.0%   29.2%   29.4%   32.3%   26.1%
 Two years later                52.5%   49.0%   48.6%   48.2%   43.2%
 Three years later              67.7%   63.5%   59.8%   59.2%   55.3%
 Four years later               79.3%   72.2%   67.9%   67.6%   64.8%
 Five years later               86.4%   78.5%   74.0%   74.3%   70.4%
 Six years later                91.9%   83.6%   79.5%   78.1%   74.9%
 Seven years later              96.1%   87.7%   82.4%   81.7%
 Eight years later             100.0%   90.3%   85.7%
 Nine years later              102.7%   93.3%
 Ten years later               105.7%

                                1991    1992    1993    1994    1995    1996
Liability for unpaid losses
and loss adjustment expenses:
  As originally estimated     $2,129  $2,123  $2,113  $2,187  $3,393  $3,404
  As re-estimated at
    December 31, 1996          2,199   2,134   2,058   2,170   3,345     N/A


Liability re-estimated (*):
  One year later                99.3%  100.0%   98.1%   95.1%   98.6%
  Two years later               98.8%   98.2%   92.7%   99.2%
  Three years later             98.0%   93.5%   97.4%
  Four years later              95.8%  100.5%
  Five years later             103.3%
  Six years later
  Seven years later
  Eight years later
  Nine years later
  Ten years later

Cumulative deficiency
 (redundancy)                    3.3%     .5%   (2.6%)   (.8%)  (1.4%)   N/A

Cumulative paid as of:
 One year later                 26.4%   26.7%   25.2%   26.5%   33.0%
 Two years later                43.0%   43.7%   40.1%   42.4%
 Three years later              55.4%   53.6%   50.8%
 Four years later               62.6%   61.0%
 Five years later               68.1%
 Six years later
 Seven years later
 Eight years later
 Nine years later
 Ten years later

(*) Reflects significant A&E charges and reallocations in 1994 and 1996 for prior years losses.

   The following is a reconciliation of the net liability to the gross liability for unpaid losses and LAE.

                                                1993    1994    1995    1996
  As originally estimated:
    Net liability shown above                 $2,113  $2,187  $3,393  $3,404
    Add reinsurance recoverables                 611     730     704     720
    Gross liability                           $2,724  $2,917  $4,097  $4,124
  As re-estimated at
  December 31, 1996:
    Net liability shown above                 $2,058  $2,170  $3,345
    Add reinsurance recoverables                 553     637     726
    Gross liability                           $2,611  $2,807  $4,071     N/A

  Gross cumulative deficiency
    (redundancy)                                (4.1%)  (3.8%)   (.6%)   N/A

   The following table presents certain data from the table above, adjusted to include reserves of American Premier's subsidiaries for periods subsequent to their entry into the insurance business in 1989 and prior to the Mergers in 1995.


                                 1989     1990     1991     1992      1993     1994
Liability for unpaid losses
and loss adjustment expenses:
 As originally estimated       $2,616   $2,739   $2,793   $2,886    $3,029   $3,267
 As re-estimated at
  December 31, 1996             2,776    2,818    2,801    2,779     2,835    3,146


Cumulative deficiency
  (redundancy)                    6.1%     2.9%      .3%    (3.7%)    (6.4%)   (3.7%)

Reconciliation of net
liability to gross liability:
 As originally estimated:
  Net liability shown above                                         $3,029   $3,267
  Add reinsurance recoverables                                         656      781
  Gross liability                                                   $3,685   $4,048
 As re-estimated at
 December 31, 1996:
  Net liability shown above                                         $2,835   $3,146
  Add reinsurance recoverables                                         574      691
  Gross liability                                                   $3,409   $3,837

Gross cumulative deficiency
 (redundancy)                                                         (7.5%)   (5.2%)



   These tables do not present accident or policy year development data. Furthermore, in evaluating the re-estimated liability and cumulative deficiency (redundancy), it should be noted that each percentage includes the effects of changes in amounts for prior periods. For example, AFC's $80 million charge for asbestos and environmental claims related to losses recorded in 1996 but incurred before 1986 is included in the re-estimated liability and cumulative deficiency (redundancy) percentage for each of the years shown. Conditions and trends that have affected development of the liability in the past may not necessarily exist in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

   The adverse development in the tables is due primarily to asbestos and environmental exposures for which AFC has been held liable under general liability policies written years ago where environmental coverage was not intended. Other factors affecting development included higher than projected inflation on medical, hospitalization, material, repair and replacement costs. Additionally, changes in the legal environment have influenced the development patterns over the past ten years. Two significant changes in the early to mid-1980s were the trend towards an adverse litigious climate and the change from contributory to comparative negligence.

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


   Significant industrywide information concerning A&E reserves first became broadly available in mid-1996 following the publication of new data relating to that subject in the 1995 Annual Statements of insurance companies. During 1995 and 1996, a number of insurers recorded large reserve increases for A&E exposures. By the end of 1995, the industry's one-year survival ratio (reserves divided by average annual paid losses) had increased from a multiple of six times in the early
1990's to more than nine times.

                                              December 31
         Survival Ratio:                 1996    1995    1994
           AFC                           10.5     6.5     7.0
           Industry (a)                   8.2     9.4     7.9
   (a) Source: "BestWeek - Property and Casualty Supplement" (September 15, 1997 Edition.


   Industry actions and statistics in 1995 caused AFC to re-evaluate its position in relation to its peers as part of the continuing process of obtaining additional information and revising accounting estimates. This process led management to conclude that the A&E reserves should be increased sufficiently to bring AFC's three-year survival ratio in line with those of the top 50 companies. In the third quarter of 1996, AFC strengthened its A&E reserve to approximately 10.5 times average annual paid losses based upon these revised industry standards for reserving such claims.
AFC recorded a non-cash, pretax charge of $80 million and reallocated
$40 million in reserves from its Specialty Operations. Based on known facts, current law, and current industry practices, management believes that its reserves for such claims are appropriate.

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

   Since the mid-1980's, AFC has also written certain environmental coverages (asbestos abatement and underground storage tank liability) in which the premium charged is intended to provide coverage for the specific environmental exposures inherent in these policies. The business has been profitable since its inception. To date, approximately $180 million of premiums has been written, $20 million in losses and LAE has been paid and reserves for unpaid losses and LAE aggregated $41 million at December 31, 1996 (not included in the above table).

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

   The National Association of Insurance Commissioners' model law for risk based capital ("RBC") applies to both life and property and casualty companies. RBC formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 1996, the capital ratios of all AFC insurance companies substantially exceeded the RBC requirements (the lowest capital ratio of any AFC subsidiary was 2.8 times its authorized control level RBC; weighted average of all AFC subsidiaries was 5.0 times).

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


    Payments of dividends by AFC's insurance subsidiaries are subject to various laws and regulations which limit the amount of dividends that can be paid without regulatory approval. Under Ohio law, the maximum amount of dividends which may be paid without (i) prior approval or (ii) expiration of a 30 day waiting period without disapproval is the greater of statutory net income or 10% of policyholders' surplus as of the preceding December 31, but only to the extent of earned surplus as of the preceding December 31. The maximum amount of dividends payable (without prior approval) to AFC in 1997 from its insurance subsidiaries is approximately $225 million.

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

  For certain lines of business and products where the credibility of the range of loss projections is less certain (primarily the various specialty lines listed above), management believes that it is prudent and appropriate to use conservative assumptions until such time as the data, experience and projections have more credibility, as evidenced by data volume, consistency and maturity of the data.
While this practice mitigates the risk of adverse development on this business, it does not eliminate it.

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


   Operating results for 1996 were adversely impacted by two unusual items: (i) higher than normal catastrophe losses including approximately $30 million in losses due to Hurricane Fran and (ii) the strengthening of A&E reserves (exposures for which AFC may be liable under general liability policies written years ago). A standard insurance measure used in analyzing the adequacy of A&E reserves is the "survival ratio" (reserves divided by three-year average annual paid losses). Due in part to the greater uncertainties inherent in estimating A&E claims, management evaluates its survival ratio in relation to those published for the industry.
Based primarily on industry survival ratios published in mid-1996, AFC increased A&E reserves of its discontinued insurance lines by $120 million by recording a third quarter, non-cash pretax charge of $80 million and reallocating $40 million or approximately 2% of reserves from its Specialty Operations. Reserves for unpaid losses and loss adjustment expenses of the Specialty Lines were approximately
$2.1 billion, $2.2 billion and $1.5 billion at December 31, 1996, 1995 and 1994, respectively. Following a detailed analysis of overall reserves, the reallocation was made based on available data, experience and projections. A&E reserves at December 31, 1996, were approximately $343 million, an amount equal to approximately 10.5 times the preceding three years' average claim payments.

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

Other Operating and General Expenses Operating and general expenses in 1994 included a charge of $18 million for allowance for bad debts and a charge of $19 million for a California insurance reform measure.


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




                                    ERNST & YOUNG LLP


 Cincinnati, Ohio
 March 25, 1997

             AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
                            (In Thousands)

                                                                December 31,
                                                             1996          1995
          Assets
Cash and short-term investments                       $   404,831   $   448,201
Investments:
  Bonds and redeemable preferred stocks:
    Held to maturity - at amortized cost
     (market - $3,528,100 and $3,729,300)               3,491,126     3,588,943
    Available for sale - at market
     (amortized cost - $6,362,597 and $5,648,060)       6,494,597     5,949,260
  Other stocks - principally at market
    (cost - $142,364 and $136,944)                        327,664       252,244
  Investment in investee corporations                     199,651       306,545
  Loans receivable                                        568,055       630,084
  Real estate and other investments                       205,021       216,460
      Total investments                                11,286,114    10,943,536

Recoverables from reinsurers and prepaid
  reinsurance premiums                                    942,450       923,080
Agents' balances and premiums receivable                  609,403       703,274
Deferred acquisition costs                                452,041       419,919
Other receivables                                         272,766       269,600
Deferred tax asset                                        137,284       200,434
Assets held in separate accounts                          247,579       238,524
Prepaid expenses, deferred charges and other assets       368,114       390,750
Cost in excess of net assets acquired                     278,581       314,136

                                                      $14,999,163   $14,851,454

   Liabilities and Shareholders' Equity
Unpaid losses and loss adjustment expenses            $ 4,123,701   $ 4,096,703
Unearned premiums                                       1,247,806     1,294,054
Annuity benefits accumulated                            5,365,612     5,051,959
Life, accident and health reserves                        575,380       538,274
Payable to American Financial Group, Inc.                 422,015        85,056
Other long-term debt:
  Direct obligations of AFC Parent Company                172,809       311,202
  Obligations of AFC subsidiaries:
   American Premier Underwriters (parent only)            166,695       337,334
   American Annuity Group                                 114,900       167,734
   Other subsidiaries                                      63,515        65,793
Liabilities related to separate accounts                  247,579       238,524
Accounts payable, accrued expenses and other
  liabilities                                             915,398     1,089,741
     Total liabilities                                 13,415,410    13,276,374

Minority interest                                         306,858       326,979

Shareholders' Equity:
  Preferred Stock (liquidation value
   - $258,638 and $278,719)                               162,760       168,484
  Common Stock without par value (45,000,000
    shares outstanding)                                     9,625         9,625
  Capital Surplus                                         919,746       464,366
  Retained earnings                                         1,364       365,126
  Net unrealized gain on marketable securities,
    net of deferred income taxes                          183,400       240,500
     Total shareholders' equity                         1,276,895     1,248,101
                                                      $14,999,163   $14,851,454


See notes to consolidated financial statements.

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF EARNINGS
                            (In Thousands)

                                                     Year ended December 31,
                                                  1996        1995        1994

Income:
  Property and casualty insurance premiums  $2,844,512  $2,648,703  $1,378,628
  Life, accident and health premiums           103,552      15,691       2,231
  Investment income                            845,330     749,510     582,931
  Realized gains (losses) on sales of
    securities                                  (3,470)     84,028      48,342
  Equity in net earnings (losses) of
    investee corporations                      (16,955)     15,237     (16,573)
  Gains on sales of investee corporations      169,138         335       1,694
  Gains on sales of subsidiaries                36,837        -           -
  Other income                                 134,904     114,602     107,051
                                             4,113,848   3,628,106   2,104,304

Costs and Expenses:
  Property and casualty insurance:
    Losses and loss adjustment expenses 2,131,421 1,977,395 986,996 Commissions and other underwriting
      expenses                                 793,800     707,340     428,590
  Annuity benefits                             271,821     254,650     241,811
  Life, accident and health benefits            92,315      13,202       1,524
  Interest charges on borrowed money            86,148     122,568     115,162
  Minority interest expense                     56,309      28,165       8,903
  Book Value Incentive Plan                       -           -         34,740
  Other operating and general expenses         344,052     272,888     243,010
                                             3,775,866   3,376,208   2,060,736
  Earnings before income taxes and
  extraordinary items                          337,982     251,898      43,568
Provision for income taxes                      89,658      56,447      24,650

Earnings before extraordinary items            248,324     195,451      18,918

Extraordinary items - gain (loss) on
  prepayment of debt                           (26,328)      1,832     (16,818)

Net Earnings                                $  221,996  $  197,283  $    2,100



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

   The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.
   Changes in circumstances could cause actual results to differ materially from those estimates.

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

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


   Benefit Plans AFC provides retirement benefits, to qualified employees of participating companies through contributory and noncontributory defined contribution plans. Contributions to benefit plans are charged against earnings in the year for which they are declared. Both AFC and American Premier had contributory employee savings plans and noncontributory
   Employee Stock Ownership Retirement Plans ("ESORP"). Under one of the savings plans, American Premier matched a specified portion of employee contributions. Under the ESORP plans, contributions are invested in securities of AFG and affiliates for the benefit of their employees. In 1997, these ESORP plans were combined into a new plan.


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


   Minority Interest For balance sheet purposes, minority interest represents (i) the interests of noncontrolling shareholders in AFC subsidiaries including $75 million of trust originated preferred securities ("TOPrS") issued by a trust subsidiary of AAG and (ii) AFG's direct ownership interest in American Premier. For income statement purposes, minority interest expense represents those shareholders' interest in the earnings of AFC subsidiaries as well as accrued distributions on the TOPrS.


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

I. Other Long-Term Debt Long-term debt consisted of the following at December 31, (in thousands):

                                                               1996       1995
   American Financial Corporation (Parent Company):
     9-3/4% Debentures due April 2004, less discount of
       $1,146 and $1,249(imputed rate - 9.8%)              $164,368   $302,510
     Other                                                    8,441      8,692

                                                           $172,809   $311,202

   American Premier Underwriters, Inc. (Parent Company):
     9-3/4% Subordinated Notes due August 1999,
       including premium of $1,912 and $4,403
       (imputed rate - 8.8%)                               $ 93,604   $161,531
     10-5/8% Subordinated Notes due April 2000,
       including premium of $2,629 and $7,210
       (imputed rate - 8.8%)                                 54,595    120,222
     10-7/8% Subordinated Notes due May 2011,
       including premium of $1,642 and $5,082
       (imputed rate - 9.6%)                                 18,496     55,581

                                                           $166,695   $337,334


   American Annuity Group, Inc.:
     Notes payable under bank line due September 1999      $ 44,700   $ 20,500
     9-1/2% Senior Notes due August 2001                     40,845     41,490
     11-1/8% Senior Subordinated Notes due February 2003     24,080    101,443
     Other                                                    5,275      4,301

                                                           $114,900   $167,734


   Other Subsidiaries:
     Notes payable secured by real estate                  $ 52,543   $ 53,066
     Other                                                   10,972     12,727

                                                           $ 63,515   $ 65,793

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


   AAG and AFEI have revolving credit agreements with banks under which they can borrow up to $115 million and $20 million, respectively. Borrowings bear interest at floating rates based on prime or LIBOR and are collateralized. At December 31, 1996 and 1995, the weighted average interest rate on amounts borrowed under AAG's bank credit lines was 6.7% and 6.8%, respectively. At December 31, 1996 and 1995, there were no outstanding borrowings under the AFEI credit line.


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

     (*) Includes American Premier.


   The gross deferred tax asset has been reduced by a valuation allowance based on an analysis of the likelihood of realization. Factors considered in assessing the need for a valuation allowance include: (i) recent tax returns, which show neither a history of large amounts of taxable income nor cumulative losses in recent years, (ii) opportunities to generate taxable income from sales of appreciated assets, and
   (iii) the likelihood of generating larger amounts of taxable income in the future. The likelihood of realizing this asset will be reviewed periodically; any adjustments required to the valuation allowance will be made in the period in which the developments on which they are based become known. The aggregate valuation allowance decreased by $174 million in 1996 due primarily to the expiration of American Premier's loss carryforwards.


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


   American Premier's liability for occupational injury and disease claims of $70.1 million (included in other liabilities) at December 31, 1996, includes pending and expected claims by former employees of PCTC for injury or disease allegedly caused by exposure to excessive noise, asbestos or other substances in the railroad workplace. Anticipated recoveries of $54.1 million on these liabilities are included in other assets. Recorded amounts are based on the accumulation of estimates of reported and unreported claims and related expenses and estimates of probable recoveries from insurance carriers.


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

   Other operating and general expenses included charges for possible losses on agents' balances, reinsurance recoverables and other receivables in the following amounts: 1996 - $0, 1995 - $0 and 1994 - $18 million. The aggregate allowance for such losses amounted to approximately $123 million and $127 million at December 31, 1996 and 1995, respectively.

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

   Restrictions on Transfer of Funds and Assets of Subsidiaries Payments of dividends, loans and advances by AFC's subsidiaries are subject to various state laws, federal regulations and debt covenants which limit the amount of dividends, loans and advances that can be paid. Under applicable restrictions the maximum amount of dividends available to AFC in 1997 from its insurance subsidiaries without seeking regulatory clearance is approximately
   $225 million. Total "restrictions" on intercompany transfers from AFC's subsidiaries cannot be quantified due to the discretionary nature of the restrictions.


   Benefit Plans AFC expensed $16.3 million in 1996, $16.5 million in 1995 and $6.2 million in 1994 for contributions to its ESORP and employee savings plans.


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



Dated:  October 29, 1997