Form 10-Q
period 1997-09-30
AMERICAN FINANCIAL CORP
filed 1997-11-14
CIK 5016

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                             FORM 10-Q


      Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934


For the Quarterly Period Ended                      Commission File
September 30, 1997                                  No. 1-7361



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


   As of November 1, 1997, there were 45,000,000 shares of the Registrant's Common Stock outstanding, all of which were owned by American Financial Group, Inc.

                AMERICAN FINANCIAL CORPORATION 10-Q
                              PART I
                       FINANCIAL INFORMATION

          AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET
                      (Dollars In Thousands)


                                               September 30,   December 31,
                                                       1997           1996
           Assets
Cash and short-term investments                 $   352,261    $   404,831
Investments:
  Bonds and redeemable preferred stocks:
    Held to maturity - at amortized cost
      (market - $3,318,500 and $3,528,100)        3,250,282      3,491,126
    Available for sale - at market
      (amortized cost - $7,051,321 and
         $6,362,597)                              7,307,421      6,494,597
  Other stocks - principally at market
    (cost - $110,812 and $142,364)                  401,112        327,664
  Investment in investee corporations               219,044        199,651
  Loans receivable                                  541,694        568,055
  Real estate and other investments                 213,769        205,021
     Total investments                           11,933,322     11,286,114

Recoverables from reinsurers and prepaid
  reinsurance premiums                            1,001,615        942,450
Agents' balances and premiums receivable            709,882        609,403
Deferred acquisition costs                          481,859        452,041
Other receivables                                   259,976        272,766
Deferred tax asset                                   12,384        137,284
Assets held in separate accounts                    280,461        247,579
Prepaid expenses, deferred charges
  and other assets                                  368,488        368,114
Cost in excess of net assets acquired               269,850        278,581

                                                $15,670,098    $14,999,163

     Liabilities and Capital
Unpaid losses and loss adjustment expenses      $ 4,199,056    $ 4,123,701
Unearned premiums                                 1,336,031      1,247,806
Annuity benefits accumulated                      5,505,794      5,365,612
Life, accident and health reserves                  600,105        575,380
Payable to American Financial Group, Inc.           334,388        422,015
Other long-term debt:
  Holding companies                                 243,719        339,504
  Subsidiaries                                      147,134        178,415
Liabilities related to separate accounts            280,461        247,579
Accounts payable, accrued expenses and other
  liabilities                                       973,563        915,398
     Total liabilities                           13,620,251     13,415,410

Minority interest                                   494,744        306,858

Shareholders' Equity:
  Preferred Stock (liquidation value $258,638)      162,760        162,760
  Common Stock without par value (45,000,000
    shares outstanding)                               9,625          9,625
  Capital surplus                                   931,892        919,746
  Retained earnings                                 139,226          1,364
  Net unrealized gain on marketable securities,
    net of deferred income taxes                    311,600        183,400
     Total shareholders' equity                   1,555,103      1,276,895

                                                $15,670,098    $14,999,163

                 AMERICAN FINANCIAL CORPORATION 10-Q

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF EARNINGS
                            (In Thousands)

                                             Three months ended           Nine months ended
                                                September 30,                September 30,
                                                 1997         1996           1997         1996
Income:
  Property and casualty insurance
    premiums                               $  739,858   $  718,826      $2,102,001   $2,162,634
  Life, accident and health premiums           32,149       24,809          84,845       80,323
  Investment income                           218,626      212,571         645,961      627,128
  Realized gains on sales of securities        29,682        3,161          35,693       24,604
  Equity in net earnings (losses) of
    investee corporations                     (13,914)      (3,361)         18,094       22,505
  Gain on sale of investee corporation           -         169,376            -         169,376
  Gains on sales of subsidiaries                 -            -                731       36,837
  Other income                                 28,335       38,072          80,582      103,007
                                            1,034,736    1,163,454       2,967,907    3,226,414

Costs and Expenses:
  Property and casualty insurance:
    Losses and loss adjustment expenses       545,915      616,294       1,510,426    1,655,634
    Commissions and other underwriting
      expenses                                208,975      187,486         586,580      596,505
  Annuity benefits                             72,868       69,514         212,305      206,319
  Life, accident and health benefits           28,250       21,742          78,238       70,212
  Interest charges on borrowed money           21,167       20,180          67,293       68,528
  Minority interest expense                    10,530       18,670          30,887       39,348
  Other operating and general expenses         89,775       81,587         233,214      240,628
                                              977,480    1,015,473       2,718,943    2,877,174

Earnings before income taxes and
  extraordinary items                          57,256      147,981         248,964      349,240
Provision for income taxes                     22,339       28,799          91,343       92,967

Earnings before extraordinary items            34,917      119,182         157,621      256,273

Extraordinary items - loss on prepayment
  of debt                                      (6,908)      (8,286)         (6,986)     (25,644)

Net Earnings                               $   28,009   $  110,896       $ 150,635   $  230,629

                AMERICAN FINANCIAL CORPORATION 10-Q

          AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
                          (In Thousands)

                                                         Nine months ended
                                                           September 30,
                                                          1997        1996
Operating Activities:
  Net earnings                                      $  150,635   $  230,629
  Adjustments:
   Extraordinary items                                   6,986       25,644
   Depreciation and amortization                        51,173       50,724
   Annuity benefits                                    212,144      206,319
   Equity in net earnings of investee corporations     (18,094)     (22,505)
   Changes in reserves on assets                          (102)      11,866
   Realized gains on investing activities              (36,102)    (230,142)
   Increase (decrease) in reinsurance and other
     receivables                                      (216,226)      48,171
   Decrease in other assets                             66,962       29,799
   Increase in insurance claims and reserves           188,305       62,453
   Decrease in other liabilities                      (104,382)    (133,124)
   Increase in minority interest                        24,944       34,857
   Dividends from investees                              3,600        3,600
   Other, net                                          (19,044)      (7,169)
                                                       310,799      311,122
Investing Activities:
  Purchases of and additional investments in:
    Fixed maturity investments                      (1,816,550)  (1,522,126)
    Equity securities                                  (22,783)      (9,270)
    Investees and subsidiaries                          (4,900)        -
    Real estate, property and equipment                (35,396)     (25,629)
  Maturities and redemptions of fixed maturity
    investments                                        535,178      444,986
  Sales of:
    Fixed maturity investments                         935,942      587,677
    Equity securities                                   85,677       32,687
    Investees and subsidiaries                           2,500      286,648
    Real estate, property and equipment                  2,792        7,438
  Cash and short-term investments of former
    subsidiaries                                           (70)      (4,589)
  Increase in other investments                         (4,448)      (9,183)
                                                      (322,058)    (211,361)

Financing Activities:
  Annuity receipts                                     369,731      410,203
  Annuity payments                                    (439,818)    (372,005)
  Additional long-term borrowings                       63,090      278,275
  Reductions of long-term debt                        (110,494)    (515,253)
  Borrowings from AFG                                   44,100      106,972
  Payments to AFG                                     (118,500)     (55,000)
  Capital contribution                                  14,000       14,000
  Issuances of trust preferred securities              149,353         -
  Cash dividends paid                                  (12,773)     (12,753)
                                                       (41,311)    (145,561)

Net Decrease in Cash and Short-term Investments        (52,570)     (45,800)

Cash and short-term investments at beginning
  of period                                            404,831      448,201

Cash and short-term investments at end of period    $  352,261   $  402,401

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

   AFC's ownership of subsidiaries and significant affiliates with publicly traded common shares was as follows:
                                             September 30,   December 31,
                                                     1997    1996   1995
    American Annuity Group, Inc. ("AAG")              81%     81%    81%
    American Financial Enterprises, Inc. ("AFEI")     81%     83%    83%
    Chiquita Brands International, Inc.               40%     43%    44%
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

   Income Taxes AFC and American Premier have each filed consolidated federal income tax returns which include all 80%- owned U.S. subsidiaries, except for certain life insurance
   subsidiaries and their subsidiaries.   At the close of business
   on December 31, 1996, AFG contributed 81% of the common stock of American Premier to AFC. Accordingly, AFC and American Premier will file a single consolidated return for 1997. Because holders of AFC Preferred Stock hold in excess of 20% of AFC's voting rights, AFG (parent) owns less than 80% of AFC, and therefore, will file a separate return.

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

   Benefit Plans AFC provides retirement benefits to qualified employees of participating companies through contributory and noncontributory defined contribution plans. Contributions to benefit plans are charged against earnings in the year for which they are declared. Both AFC and American Premier had contributory employee savings plans and noncontributory Employee Stock Ownership Retirement Plans ("ESORP"). Under one of the savings plans, American Premier matched a specific portion of employee contributions. Under the ESORP plans, contributions were invested in securities of AFG and affiliates for the benefit of their employees. In 1997, these ESORP plans were combined into a new plan.

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

                                     Nine months ended September 30,
      Revenues                                    1997         1996
      Property and casualty insurance:
       Premiums earned:
         Nonstandard automobile             $  898,390   $  900,989
         Specialty lines                       778,447      742,075
         Commercial and personal lines         425,140      519,112
         Other lines                                24          458
                                             2,102,001    2,162,634
       Investment and other income             340,608      423,294
                                             2,442,609    2,585,928
      Annuities and life (*)                   466,046      437,763
      Other                                     41,158      180,218
                                             2,949,813    3,203,909
      Equity in net earnings of investee
        corporations                            18,094       22,505

                                            $2,967,907   $3,226,414

      (*) Represents primarily investment income.

C. Investment in Investee Corporations Investment in investee corporations reflects primarily AFC's 40% ownership (24 million shares; carrying value of $214.1 million at September 30, 1997) of Chiquita common stock. The market value of AFC's investment in Chiquita was $387 million and $306 million at September 30, 1997 and December 31, 1996, respectively. Chiquita is a leading international marketer, producer and distributor of bananas and other quality fresh and processed food products.

   Summarized financial information for Chiquita follows (in millions):

                                         Nine months ended September 30,
                                                     1997          1996
     Net Sales                                     $1,834        $1,880
     Operating Income                                 134           149
     Income before Extraordinary Item                  56            60
     Extraordinary Loss from Debt Refinancings        -             (23)
     Net Income                                        56            37

   In September 1997, AFC sold its investment in Citicasters to Jacor Communications for approximately $220 million in cash plus warrants to purchase Jacor common stock. AFC realized a pretax gain of approximately $169 million, before minority interest of $6.5 million, on the sale.

                AMERICAN FINANCIAL CORPORATION 10-Q

D. Payable to American Financial Group, Inc. At September 30, 1997, AFC had outstanding borrowings under a note with AFG (bearing interest at 11-5/8%) of $213 million, plus accrued interest of $6.2 million. American Premier has a credit agreement with AFG under which American Premier and AFG may make loans of up to $250 million available to each other. The balance outstanding under the credit line bears interest at a variable rate of one percent over LIBOR and is payable on December 31, 2010. At September 30, 1997, American Premier had outstanding borrowings under the credit agreement of $113.1 million, plus accrued interest of $2.0 million.

E. Other Long-Term Debt The carrying value of other long-term debt consisted of the following (in thousands):

                                                   September 30,  December 31,
                                                           1997          1996
     Holding Companies:
       9-3/4% AFC Debentures due April 2004            $ 80,446      $164,368
       9-3/4% APU Subordinated Notes due August 1999     92,299        93,604
       10-5/8% APU Subordinated Notes due April 2000     44,676        54,595
       10-7/8% APU Subordinated Notes due May 2011       18,158        18,496
       Other                                              8,140         8,441
                                                       $243,719      $339,504

     Subsidiaries:
       AAG notes payable under bank lines due
         September 1998 and 1999                       $ 56,000      $ 44,700
       9-1/2% AAG Senior Notes due August 2001             -           40,845
       11-1/8% AAG Senior Subordinated Notes
         due February 2003                               24,080        24,080
       Notes payable secured by real estate              52,120        52,543
       Other                                             14,934        16,247
                                                       $147,134      $178,415

   In a September 1997 tender offer, AFC retired $82.8 million of its 9-3/4% Debentures for $90.6 million in cash. In addition, during the first nine months of 1997, American Premier repurchased $10.1 million of its Notes for $11.1 million in cash and AAG redeemed all of its outstanding 9-1/2% Senior Notes for $42.5 million in cash.

   At September 30, 1997, sinking fund and other scheduled principal payments on debt for the balance of 1997 and the subsequent five years were as follows (in thousands):

                   Holding
                 Companies   Subsidiaries        Total
      1997         $ 5,282        $   670     $  5,952
      1998            -            18,841       18,841
      1999          90,903         42,433      133,336
      2000          42,967          8,746       51,713
      2001            -             1,453        1,453
      2002            -             1,458        1,458

   Debentures purchased in excess of scheduled payments may be applied to satisfy any sinking fund requirement. The scheduled principal payments shown above assume that debentures previously purchased are applied to the earliest scheduled retirements.

                AMERICAN FINANCIAL CORPORATION 10-Q

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

      Series F, $1 par value; $20.00 liquidating value per share; annual dividends per share $1.80; nonredeemable; 11,900,725 shares (stated value $145.4 million) outstanding at September 30, 1997 and December 31, 1996.

      Series G,  $1 par value; annual dividends per share $1.05;
      redeemable at $10.50 per share; 1,964,158 shares (stated value $17.4 million) outstanding at September 30, 1997 and December 31, 1996.

H. Common Stock At September 30, 1997, American Financial Group owned all of the outstanding shares of AFC's Common Stock.

I. Extraordinary Items Extraordinary items represent AFC's proportionate share of gains and losses related to debt retirements by the following companies. Amounts shown are net of minority interest and income tax benefits (in thousands):

                                  Nine months ended
                                     September 30,
                                    1997       1996
       AFC (parent)              ($5,357)  ($ 9,605)
       Subsidiaries:
        APU (parent)                (379)      (458)
        AAG                       (1,250)    (7,159)
        Other                        -           57
       Investee:
         Chiquita                    -       (8,479)
                                 ($6,986)  ($25,644)

                AMERICAN FINANCIAL CORPORATION 10-Q

J. Cash Flows - Fixed Maturity Investments "Investing activities" related to fixed maturity investments in AFC's Statement of Cash Flows consisted of the following (in thousands):

                                    Held to    Available
     1997                          Maturity     For Sale         Total
     Purchases                     $  3,759   $1,812,791    $1,816,550
     Maturities and redemptions     268,432      266,746       535,178
     Sales                             -         935,942       935,942

     1996
     Purchases                     $175,629   $1,346,497    $1,522,126
     Maturities and redemptions     220,417      224,569       444,986
     Sales                            9,310      578,367       587,677

   Securities classified as "held to maturity" having an amortized cost of $9.5 million were sold in 1996 due to significant deterioration in the issuers' creditworthiness.

K. Commitments and Contingencies There have been no significant changes to the matters discussed and referred to in Note N
   "Commitments and Contingencies" in AFC's Annual Report on Form
   10-K for 1996.

L. Subsequent Events

   Sale of Millennium Dynamics On October 22, 1997, AFG announced that it has agreed to sell the assets of its software solutions and consulting services subsidiary, Millennium Dynamics, Inc., to a subsidiary of Peritus Software Services, Inc. AFC is to receive $30 million in cash and 2,175,000 shares of Peritus common stock on the sale which is expected to close in the fourth quarter of 1997. AFG estimates that its basis in the subsidiary plus fees and expenses related to the sale will be approximately $15 million to $20 million.

   Merger Transactions Involving AFC and AFEI In July 1997, AFG announced that it has entered into agreements with AFC and AFEI to reduce its corporate expenses and improve its corporate capital structure.

   AFG has proposed a merger transaction, as amended in October 1997, whereby holders of AFC's Series F Preferred would receive consideration of the greater of $23.75 per share or a fixed spread price which will be measured at the time of closing. Also, accrued dividends on Series F Preferred Stock will be paid from November 1, 1997 to the closing date. Holders of AFC's Series G Preferred would receive consideration of $10.50 per share plus accrued dividends. Consideration would be payable, at the holder's election, in shares of a new issue of AFC Preferred Stock, in cash, or a combination of the two. It is a condition to the merger that there be approximately $70.4 million in liquidation value of a new Preferred Stock issued, representing at least 20% of AFC's total voting power. The new preferred would be redeemable at AFC's option after the eighth anniversary of its issuance, have a liquidation value of $25.00 per share and pay an 8% dividend of $2.00 per share per year on a semi-annual basis.

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

   These transactions are subject to the receipt of all required shareholder, stock exchange listing and regulatory approvals.
   Shareholder meetings for the companies involved in these transactions are scheduled for December 2, 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

Ratios AFC's debt to total capital ratio at the parent holding company level was approximately 14% at September 30, 1997 and 20% at December 31, 1996. AFC's ratio of earnings to fixed charges on a total enterprise basis was 3.85 for the first nine months of 1997 compared to 4.99 for the entire year of 1996; ratios of earnings to fixed charges and preferred dividends were 2.90 and 3.96 for the same periods.

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

In December 1996, American Premier paid a dividend to AFG in the form of a $675 million note receivable from AFC plus $18.7 million of related accrued interest. AFG then contributed $450 million of the note (without accrued interest) to the capital of AFC. At September 30, 1997, $213 million is outstanding under the note and included in payable to AFG on AFC's balance sheet.

American Premier has a credit agreement with AFG under which American Premier and AFG will make loans of up to $250 million available to each other. Principal amounts payable to AFG under the credit agreement totaled $113.1 million and $175.5 million at September 30, 1997 and December 31, 1996, respectively.

Bank credit lines at several subsidiary holding companies provide ample liquidity and can be used to obtain funds for the operating subsidiaries or, if necessary, for the parent company.
Agreements with the banks generally run for three to seven years and are renewed before maturity. While it is highly unlikely that all such amounts would ever be borrowed at one time, a maximum of $510 million is available under these bank facilities, $56 million of which was borrowed at September 30, 1997.

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

The cash to be utilized for the proposed merger transactions involving AFC and AFEI is expected to come from internally generated funds and existing credit lines (see Note L).

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

Investments Approximately 93% of the bonds and redeemable preferred stocks held by AFC were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at September 30, 1997. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

AFC's equity securities are concentrated in a relatively limited number of major positions. This approach allows management to more closely monitor the companies and the industries in which they operate.

RESULTS OF OPERATIONS

General Pretax earnings before extraordinary items for the three months ended September 30, 1997 were $57.3 million compared to $148 million for the third quarter of 1996. Results for 1996 include (i) $166 million in pretax gains (net of minority interest) primarily on the sale of Citicasters, (ii) a charge of $80 million resulting from an increase in insurance reserves relating to asbestos and other environmental matters ("A&E") and (iii) losses of about $30 million form Hurricane Fran. Excluding realized gains and the unusual 1996 items, pretax earnings before extraordinary items were approximately $30 million and $90 million for the third quarter of 1997 and 1996, respectively. This decrease is attributable to a deterioration in underwriting profit in the property and casualty operations due primarily to increasing claims severity in the California workers' compensation business, several unusually large commercial lines casualty losses, increased investee losses, and a nonrecurring charge associated with an arbitration settlement.

Pretax earnings before extraordinary items were $249 million for the first nine months of 1997 compared to $349.2 million for the first nine months of 1996. Excluding realized gains (net of minority interest), the A&E charge and the effect of Hurricane Fran, pretax earnings before extraordinary items were approximately $215 million and $240 million for the first nine months of 1997 and 1996, respectively. This decrease was due primarily to third quarter results which more than offset improved earnings in the first six months of 1997.

Property and Casualty Insurance - Underwriting AFC manages and operates its property and casualty business as three major sectors. The nonstandard automobile insurance companies (the "NSA Group") insure risks not typically accepted for standard automobile coverage because of the applicant's driving record, type of vehicle, age or other criteria. The specialty lines are a diversified group of over twenty-five business lines that offer a wide variety of specialty insurance products. Some of the more significant areas are California workers'compensation, executive liability, inland and ocean marine, U.S.-based operations of Japanese companies, agricultural-related coverages, excess and surplus lines, aviation coverages and fidelity and surety bonds. The commercial and personal lines provide coverages in commercial multi-peril, workers' compensation, umbrella and commercial automobile, standard private passenger automobile and homeowners insurance.

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

Net written premiums and combined ratios for AFC's property and casualty insurance subsidiaries were as follows (dollars in millions):

                                 Three months ended       Nine months ended
                                    September 30,           September 30,
                                   1997        1996        1997        1996
  Net Written Premiums (GAAP)
    NSA Group                    $299.1      $277.2    $  957.0    $  868.8
    Specialty Operations          304.8       270.5       826.8       755.6
    Commercial and Personal
      Operations                  136.4       160.7       367.0       488.9
    Other Lines                      -           -           -           .3
                                 $740.3      $708.4    $2,150.8    $2,113.6

  Combined Ratios (GAAP)
    NSA Group                      97.3%       98.2%       97.2%      100.3%
    Specialty Operations          101.5        69.2        94.5        85.0
    Commercial and Personal
      Operations                  111.7       126.7       105.8       111.2
    Aggregate (including A&E
      and other lines)            102.0       111.8        99.8       104.2

Operating results for the third quarter and first nine months of 1996 were adversely impacted by two unusual items: (i) approximately $30 million in losses due to Hurricane Fran and (ii) increases in A&E reserves (exposures for which AFC has been held liable under general liability policies written years ago). A standard insurance measure used in analyzing the adequacy of A&E reserves is the "survival ratio" (reserves divided by three-year average annual paid losses). Due in part to the greater uncertainties inherent in estimating A&E claims, management evaluates its survival ratio in relation to those published for the industry. Based primarily on industry survival ratios published in mid-1996, AFC increased A&E reserves of its discontinued insurance lines by $120 million by recording a third quarter, non-cash, pretax charge of $80 million and reallocating $40 million, or approximately
2%, of reserves from its Specialty Operations. Reserves for unpaid losses and loss adjustment expenses of the Specialty Lines were approximately $2.1 billion at September 30, 1997 and December 31, 1996. A&E reserves at September 30, 1997, were approximately $348 million, an amount equal to approximately 10 times the preceding three years' average claim payments.

                AMERICAN FINANCIAL CORPORATION 10-Q

               Management's Discussion and Analysis
   of Financial Condition and Results of Operations - Continued


 NSA Group Net written premiums for the NSA Group increased 8% during the third quarter and 10% during the first nine months of 1997 from the comparable 1996 periods due primarily to volume increases in California resulting from enactment of legislation which requires drivers to provide proof of insurance in order to obtain a valid permit. The improvement in the combined ratio reflects rate increases in various states over the last couple of years.

 Specialty Operations Net written premiums for the specialty operations increased 13% during the third quarter and 9% during the first nine months of 1997 from the comparable 1996 periods due primarily to premiums recorded by a newly acquired aviation division and the return of premiums related to the withdrawal from a voluntary pool in 1996. Underwriting results for the third quarter and first nine months of 1997 declined due primarily to (i) the reallocation of $40 million in reserves to A&E reserves (a combined ratio impact of 15.0 points and 5.4 points for the third quarter and first nine months of 1996, respectively), (ii) 1996 reductions in reserves for business written primarily prior to 1995 in response to fundamental changes in the California workers' compensation market and actuarial evaluations, and (iii) increased losses during the third quarter of 1997 relating to deteriorating underwriting margins in California workers' compensation business written in 1996 and 1997.

 Commercial and Personal Operations Net written premiums for the commercial and personal operations decreased 15% during the third quarter and 25% during the first nine months of 1997 from the comparable 1996 periods due primarily to a reinsurance agreement, effective January 1, 1997, under which 80% of all AFG's homeowners' business will be reinsured, and reduced writings of personal automobile coverages in certain states. Excluding the impact of the reinsurance agreement, premiums decreased 6% and 9%, respectively. Underwriting results for 1997 were impacted by several current year commercial casualty losses as well as adverse development in certain prior year claims. Underwriting results for 1996 included losses attributable to Hurricane Fran and other weather-related losses.

Investment Income Investment income increased approximately 3% in the third quarter and the first nine months of 1997 compared to 1996 due primarily to an increase in the average amount of investments held.

Realized Gains Realized capital gains have been an important part of the return on investments in marketable securities. Individual securities are sold creating gains and losses as market opportunities exist.

Investee Corporations Equity in net earnings of investee corporations in 1997 represents AFC's proportionate share of Chiquita's earnings. Chiquita reported net earnings (losses) before extraordinary item for the third quarter and first nine months of 1997 of ($28 million) and $56.4 million, respectively, and ($7.6 million) and $59.7 million for the comparable 1996 periods. Chiquita's results for 1997 have been adversely affected by (i) a stronger dollar, mitigated in part by the company's foreign currency hedging program and (ii) increased banana production costs arising from weather-related effects on current productivity. Chiquita's results for 1996 include first quarter writedowns and costs of $12 million resulting from flood damage in Costa Rica. Included in earnings from investees in 1996 were earnings of $1.5 million attributable to AFC's investment in Citicasters which was sold in September 1996.

Gain on Sale of Investee Corporation The gain on sale of investee corporation for the third quarter and first nine months of 1996 represent pretax gains, before minority interest, on the sale of Citicasters common stock.

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

Other Income Other income decreased $9.7 million (26%) during the third quarter and $22.4 million (22%) during the first nine months of 1997 due primarily to the sale of a subsidiary in the first quarter of 1997.

Annuity Benefits Annuity benefits reflect interest credited to annuity policyholders' funds accumulated. The majority of AAG's fixed rate annuity products permit AAG to change the crediting rate at any time (subject to minimum interest rate guarantees of 3% or 4% per annum). As a result, management has been able to react to changes in market interest rates and maintain a desired interest rate spread without a substantial effect on persistency. Annuity benefits increased 5% in the third quarter and 3% in the first nine months of 1997 due primarily to an increase in average annuity benefits accumulated.

Minority Interest Expense  Minority interest expense decreased
$8.1 million (44%) during the third quarter and $8.5 million (22%) during the first nine months of 1997 due primarily to lower earnings reported by American Premier in 1997 and the absence of the $6.5 million in minority interest recorded from the sale of Citicasters common stock in the third quarter of 1996. These items were partially offset by increases in the charge for distribution requirements on trust preferred securities.

Other Operating and General Expenses Other operating and general expenses increased $8.2 million (10%) during the third quarter of 1997 compared to 1996. Decreases in other operating and general expenses resulting from the sale of a subsidiary in 1997 were more than offset by additional expenses recorded including a nonrecurring charge of $5.5 million relating to an arbitration settlement and a $4 million charge related to the estimated costs of relocating operations of a subsidiary to Cincinnati. Other operating and general expenses decreased $7.4 million (3%) during the first nine months of 1997.

New Accounting Standards to be Implemented  During 1997, the
Financial Accounting Standards Board issued the following Statement of Financial Accounting Standards ("SFAS"); the implementation of these standards will not have a significant effect on AFC's financial position or results of operations.

  SFAS #      Subject of Standard      Period to be Implemented
   129        Capital Structure             4th quarter of 1997
   130        Comprehensive Income          1st quarter of 1998
   131        Segment Information           4th quarter of 1998

    __________________________________________________________

                AMERICAN FINANCIAL CORPORATION 10-Q
                              PART II
                         OTHER INFORMATION


                              Item 6

                 Exhibits and Reports on Form 8-K


(a)   Exhibit 27 - Financial Data Schedule - Included in Report filed electronically with the Securities and Exchange Commission.

(b)   Reports on Form 8-K:

           Date of Report    Item Reported
           July 14, 1997     Proposal to pay cash or issue new Preferred Stock
                             in exchange for Series F and G Preferred Stock.




  ____________________________________________________________




                             Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized.


                                American Financial Corporation



November 13, 1997               BY:Fred J. Runk
                                   Fred J. Runk
                                   Senior Vice President and Treasurer