Form 10-K405
period 1997-12-31
AMERICAN FINANCIAL CORP
filed 1998-03-30
CIK 5016

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-K

       Annual Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934


For the Fiscal Year Ended                           Commission File
December 31, 1997                                   No. 1-7361


                  AMERICAN FINANCIAL CORPORATION


Incorporated under                                  IRS Employer I.D.
the Laws of Ohio                                    No. 31-0624874

          One East Fourth Street, Cincinnati, Ohio 45202
                          (513) 579-2121

Securities Registered Pursuant to Section 12(b) of the Act:
                                                Name of Each Exchange
   Title of Each Class                          on which Registered
   Series J Voting Cumulative Preferred Stock   Pacific
   9-3/4% Debentures due April 20, 2004         Pacific

Securities Registered Pursuant to Section 12(g) of the Act:  None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.  Yes  X    No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and need not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 1, 1998, there were 10,593,000 shares of the Registrant's Common Stock outstanding, all of which were owned by American Financial Group, Inc. At that date there were 2,886,161 shares of Series J Voting Preferred Stock outstanding (all of which were owned by non-affiliates). All shares of Common and Preferred Stock are entitled to one vote per share and generally vote as a single class. The aggregate market value of the Preferred Stock at that date was approximately $82.6 million.

                           _____________

               Documents Incorporated by Reference:

   Proxy Statement for the 1998 Annual Meeting of Shareholders
(portions of which are incorporated by reference into Part III hereof).

                  AMERICAN FINANCIAL CORPORATION

                      INDEX TO ANNUAL REPORT

                           ON FORM 10-K



Part I                                                          Page
  Item  1 - Business:
            Introduction                                           1
            Property and Casualty Insurance Operations             2
            Annuity and Life Operations                           16
            Other Companies                                       20
            Investment Portfolio                                  20
            Regulation                                            22
  Item  2 - Properties                                            24
  Item  3 - Legal Proceedings                                     24
  Item  4 - Submission of Matters to a Vote of Security Holders   26


Part II
  Item  5 - Market for Registrant's Common Equity and Related
            Stockholder Matters                                   27
  Item  6 - Selected Financial Data                               27
  Item  7 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                 28
  Item 7A - Quantitative and Qualitative Disclosures About
              Market Risk                                        (a)
  Item  8 - Financial Statements and Supplementary Data           37
  Item  9 - Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                (b)


Part III
  Item 10 - Directors and Executive Officers of the Registrant    37
  Item 11 - Executive Compensation                                37
  Item 12 - Security Ownership of Certain Beneficial Owners
              and Management                                      37
  Item 13 - Certain Relationships and Related Transactions        37


Part IV
  Item 14 - Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                                  S-1

(a)         Not required - market capitalization on January 28,
              1997 was less than $2.5 billion.
(b)         The response to this Item is "none".

Forward-Looking Statements The Private Securities Litigation Reform Act of 1995 encourages corporations to provide investors with information about the company's anticipated performance and provides protection from liability if future results are not the same as management's expectations. This document contains certain forward-looking statements that are based on assumptions which management believes are reasonable, but by their nature, inherently uncertain. Future results could differ materially from those projected. Factors that could cause such differences include, but are not limited to: changes in economic conditions, regulatory actions, level of catastrophe losses, and competitive pressures. AFC undertakes no obligation to update any forward-looking statements.

                                PART I

                                ITEM 1

                               Business

Introduction

   American Financial Corporation ("AFC") was incorporated as an Ohio corporation in 1955. Its address is One East Fourth Street, Cincinnati, Ohio 45202; its phone number is (513) 579-2121. At December 31, 1997, American Financial Group, Inc. ("AFG") owned all of the outstanding Common Stock of AFC (see "Mergers" below).

   AFC is a holding company which, through its subsidiaries, is engaged primarily in specialty and multi-line property and casualty insurance businesses and in the sale of tax-deferred annuities and certain life and health insurance products. AFC's property and casualty operations originated in 1872 and were the 20th largest property and casualty group in the United States based on 1996 statutory net premiums written of $2.8 billion.

Mergers/Capital Contribution

    On April 3, 1995, AFC merged with a subsidiary of AFG, a new company formed to own 100% of the common stock of both AFC and American Premier Underwriters, Inc. ("American Premier" or "APU"). In the transaction, Carl H. Lindner and members of his family, who owned 100% of the Common Stock of AFC, exchanged their AFC Common Stock for approximately 55% of AFG voting common stock. Former shareholders of American Premier, including AFC and its subsidiaries, received shares of AFG stock on a one-for-one basis. AFC receives dividends paid on AFG common stock; however, its shares generally will not be eligible to be voted as long as AFC is owned by AFG. No gain or loss was recorded on the exchange of shares. AFC continues to be a separate SEC reporting company with publicly traded debentures and preferred stock.

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

                                  Voting Ownership at December 31,
                                    1997  1996   1995  1994  1993
  American Premier Underwriters      81%   81%    (a)   42%   41%
  Great American Insurance Group    100%  100%   100%  100%  100%
  American Annuity Group             81%   81%    81%   80%   80%
  American Financial Enterprises     80%   83%    83%   83%   83%
  Chiquita Brands International      39%   43%    44%   46%   46%
  Citicasters                         -    (b)    38%   37%   20%

  (a) Exchanged for shares of American Financial Group in April 1995.
  (b) Sold in September 1996.

   The following summarizes the more significant changes in ownership percentages shown in the above table.

   American Premier Underwriters In April 1995, APU became a subsidiary of AFG as a result of the Mergers. At the close of business on December 31, 1996, AFG contributed to AFC 81% of the Common stock of American Premier.

   Chiquita Brands International  During the second half of 1997,
Chiquita issued an aggregate of 4.6 million shares of its common stock in connection with the purchase of new businesses.

   Citicasters  In 1994, AFEI purchased approximately 10% of
Citicasters common stock. In the second half of 1994, Citicasters repurchased and retired approximately 21% of its common stock. In September 1996, the investments in Citicasters were sold to an unaffiliated company.

Property and Casualty Insurance Operations

   AFC manages and operates its property and casualty business in three major business segments: Nonstandard Automobile Insurance, Specialty Lines and Commercial and Personal Lines. Each segment is comprised of multiple business units which operate autonomously but with strong central financial controls and full accountability. Decentralized control allows each unit the autonomy necessary to respond to local and specialty market conditions while capitalizing on the efficiencies of centralized investment, actuarial, financial and legal support functions. AFC's property and casualty insurance operations employ approximately 8,100 persons.

   AFC operates in a highly competitive industry that is affected by many factors which can cause significant fluctuations in its results of operations. The property and casualty insurance industry has historically been subject to pricing cycles characterized by periods of intense competition and lower premium rates (a "downcycle") followed by periods of reduced competition, reduced underwriting capacity due to lower policyholders' surplus and higher premium rates (an "upcycle"). The property and casualty insurance industry is currently in an extended downcycle, which has lasted nearly a decade. AFC's premiums have been adversely affected by this downcycle, particularly in the extremely competitive pricing environment in certain standard commercial lines of business.

   The primary objective of AFC's property and casualty insurance operations is to achieve underwriting profitability.
Underwriting profitability is measured by the combined ratio which is a sum of the ratios of underwriting losses, loss adjustment expenses ("LAE"), underwriting expenses and policyholder dividends to premiums. When the combined ratio is under 100%, underwriting results are generally considered profitable; when the ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio does not reflect investment income, other income or federal income taxes.

   Management's focus on underwriting performance has resulted in a statutory combined ratio averaging 101.3% for the period 1993 to 1997, as compared to 105.8% for the property and casualty industry over the same period (Source: "Best's Review/Preview - Property/Casualty" - January 1998 Edition). AFC believes that its product line diversification and underwriting discipline have contributed to the Company's ability to consistently outperform the industry's underwriting results. Management's philosophy is to refrain from writing business that is not expected to produce an underwriting profit even if it is necessary to limit premium growth to do so.

Generally, while financial data is reported on a statutory basis for insurance regulatory purposes, it is reported in accordance with generally accepted accounting principles ("GAAP") for shareholder and other investment purposes. In general, statutory accounting results in lower capital surplus and net earnings than result from application of GAAP. Major differences include charging policy acquisition costs to expense as incurred rather than spreading the costs over the periods covered by the policies; recording bonds and redeemable preferred stocks primarily at amortized cost; netting of reinsurance recoverables and prepaid reinsurance premiums against the corresponding liability;
requiring additional loss reserves; and charging to surplus certain assets, such as furniture and fixtures and agents' balances over 90 days old. Unless indicated otherwise, the financial information presented for the property and casualty insurance operations herein is presented based on GAAP and includes the insurance operations of AFC and American Premier for all periods.

   The following table shows (in millions) certain information of AFC's property and casualty insurance operations.

                                  1997       1996      1995
  Statutory Basis
  Premiums Earned               $2,802     $2,821    $3,006
  Admitted Assets                6,983      6,603     6,753
  Unearned Premiums              1,133      1,104     1,160
  Loss and LAE Reserves          3,475      3,397     3,394
  Capital and Surplus            1,916      1,659     1,595

  GAAP Basis
  Premiums Earned               $2,824     $2,845    $3,031
  Total Assets                   9,212      8,623     9,002
  Unearned Premiums              1,329      1,248     1,294
  Loss and LAE Reserves          4,225      4,124     4,097
  Shareholder's Equity           3,019      2,695     2,893

   The following table shows the size (in millions), segment and A.M. Best rating of AFC's major property and casualty insurance subsidiaries. AFC continues to focus on growth opportunities in what it believes to be more profitable specialty lines and nonstandard auto businesses which represented the bulk of 1997 net written premiums.

                                             1997 Net Written Premiums
                                           NSA                Commercial
  Company (A.M. Best Rating)             Group   Specialty  and Personal

  Great American (A)                    $   -      $  724      $507

  Republic Indemnity (A)                    -         224        -
  Mid-Continent (A)                         -         104        -
  American Empire Surplus Lines (A+)        -          23        -

  Atlanta Casualty (A)                     399         -         -
  Windsor (A)                              339         -         -
  Infinity (A)                             331         -         -
  Leader National (A-)                      59         -         -
  Transport (A)                             93         -         -
  Other                                     27         28        -
                                        $1,248     $1,103      $507

   The following table shows the performance of AFC's property and casualty insurance operations (dollars in millions):

                                          1997       1996      1995

  Net written premiums                  $2,858     $2,788    $3,092

  Net earned premiums                   $2,824     $2,845    $3,031
  Loss and LAE                           2,076      2,132     2,265
  Underwriting expenses                    783        780       792
  Policyholder dividends                     7         14         8
  Underwriting loss                    ($   42)   ($   81)  ($   34)

  GAAP ratios:
    Loss and LAE ratio                    73.5%      75.0%     74.8%
    Underwriting expense ratio            27.7       27.4      26.1
    Policyholder dividend ratio             .2         .5        .3
    Combined ratio (a)                   101.4%     102.9%    101.2%

  Statutory ratios:
    Loss and LAE ratio                    73.4%      74.8%     74.8%
    Underwriting expense ratio            27.3       27.2      25.9
    Policyholder dividend ratio             .7         .4       1.7
    Combined ratio (a)                   101.4%     102.4%    102.4%

  Industry statutory combined ratio (b)  101.6%     105.8%    106.5%

  (a) The 1996 combined ratios include an increase of 2.8 percentage points attributable to the strengthening of insurance reserves relating to asbestos and other environmental matters ("A&E").

  (b) Ratios are derived from "BestWeek" (March 16, 1998 Edition).

   As with other property and casualty insurers, AFC's operating results can be adversely affected by unpredictable catastrophe losses. Certain natural disasters (hurricanes, tornadoes, floods, forest fires, etc.) and other incidents of major loss (explosions, civil disorder, fires, etc.) are classified as catastrophes by industry associations. Losses from these incidents are usually tracked separately from other business of insurers because of their sizable effects on overall operations. AFC generally seeks to reduce its exposure to such events through individual risk selection and the purchase of reinsurance. Major catastrophes in recent years included Hurricane Fran in 1996 and the Texas hailstorms in 1995. Total net losses to AFC's insurance operations from catastrophes were $20 million in 1997; $85 million in 1996; and $70 million in 1995. These amounts are included in the tables herein.

Nonstandard Automobile Insurance

      General The Nonstandard Automobile Insurance segment ("NSA Group") underwrites primarily private passenger automobile liability and physical damage insurance policies for "nonstandard" risks. Nonstandard insureds are those individuals who are unable to obtain insurance through standard market carriers due to factors such as age, record of prior accidents, driving violations, particular occupation or type of vehicle. Premium rates for nonstandard risks are generally higher than for standard risks. Total private passenger automobile insurance net premiums written by insurance carriers in the United States in 1997 have been estimated by A.M. Best to be approximately
$115 billion. Because it can be viewed as a residual market, the size of the nonstandard private passenger automobile insurance market changes with the insurance environment and grows when standard coverage becomes more restrictive. When this occurs, the criteria which differentiate standard from nonstandard insurance risks change. The size of the voluntary nonstandard market is also affected by rate levels adopted by state administered involuntary plans. According to A.M. Best, the voluntary nonstandard market has accounted for about one-sixth of total private passenger automobile insurance premiums written in recent years.

   While the NSA Group's implementation of significant rate increases during 1995 and early 1996 led to a reduction of premiums written in 1996, it also led to improved underwriting profitability in 1996 and 1997. Premium growth resumed in 1997 as a result of more moderate rate activity and California's stronger enforcement of its mandatory insurance law.

   The NSA Group writes business in 42 states and holds licenses to write policies in 49 states and the District of Columbia. The
U.S. geographic distribution of the NSA Group's statutory direct written premiums in 1997 compared to 1993, was as follows:

                1997     1993                   1997    1993
  California    15.2%     6.9%     Mississippi   2.3%    3.1%
  Florida       11.1     13.2      Arizona       2.1     5.8
  Georgia       10.2     12.0      Kentucky      2.1     2.0
  Pennsylvania   8.3       *       Ohio           *      4.0
  Texas          5.9      5.6      Alabama        *      3.7
  Connecticut    5.2      3.6      Washington     *      3.3
  New York       4.3       *       Oregon         *      3.1
  Indiana        3.3      3.7      Utah           *      2.7
  Tennessee      2.7      4.5      Arkansas       *      2.5
  Missouri       2.6      3.7      Virginia       *      2.4
  Oklahoma       2.6      3.0      Other        22.1    11.2
                                               100.0%  100.0%
  _____________
  (*) less than 2%

   In addition, the NSA Group has written approximately 4% of its net premiums annually in the United Kingdom.

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

   The following table shows the performance of AFC's NSA Group insurance operations (dollars in millions):

                                          1997     1996      1995

  Net written premiums                  $1,248   $1,135    $1,277

  Net earned premiums                   $1,205   $1,183    $1,246
  Loss and LAE                             898      904     1,036
  Underwriting expenses                    274      278       273
  Underwriting profit (loss)            $   33   $    1   ($   63)

  GAAP ratios:
    Loss and LAE ratio                    74.5%    76.4%     83.2%
    Underwriting expense ratio            22.7     23.5      22.0
    Combined ratio                        97.2%    99.9%    105.2%

  Statutory ratios:
    Loss and LAE ratio                    74.1%    75.8%     83.1%
    Underwriting expense ratio            21.9     22.5      21.6
    Combined ratio                        96.0%    98.3%    104.7%

  Industry statutory combined ratio (a)   98.0%   101.0%    101.3%

  (a) Represents the private passenger automobile industry statutory combined ratio derived from "Best's Review/Preview - Property/Casualty" (January 1998 Edition). Although AFC believes that there is no reliable regularly published combined ratio data for the nonstandard automobile insurance industry, AFC believes that such a combined ratio would be lower than the private passenger automobile industry average shown above.

   Marketing Each of the principal units in the NSA Group is responsible for its own marketing, sales, underwriting and claims processing. Sales efforts are directed primarily toward independent agents. These units each write policies through several thousand independent agents.

   The NSA Group had approximately one million policies in force at December 31, 1997, just under 90% of which had policy limits of $50,000 or less per occurrence. Most NSA Group policies are written for policy periods of six months or less.

   Competition A large number of national, regional and local insurers write nonstandard private passenger automobile insurance coverage. Insurers in this market generally compete on the basis of price (including differentiation on liability limits, variety of coverages offered and deductibles), geographic availability and ease of enrollment and, to a lesser extent, reputation for claims handling, financial stability and customer service. NSA Group management believes that sophisticated data analysis for refinement of risk profiles has helped the NSA Group to compete successfully. The NSA Group attempts to provide selected pricing for a wider spectrum of risks and with a greater variety of payment options, deductibles and limits of liability than are offered by many of its competitors.

Specialty Lines

   General The Specialty Lines segment emphasizes the writing of specialized insurance coverage where AFC personnel are experts in particular lines of business or customer groups. The following are examples of such Specialty Lines and the businesses which they operate:

    Workers' Compensation       Writes coverage for prescribed benefits
                                payable to employees (principally in
                                California) who are injured on the job.

    Executive Liability         Markets liability coverage for attorneys
                                and corporate directors and officers.

    Inand and Ocean Marine      Provides coverage primarily for marine
                                cargo, boat dealers, marina
                                operators/dealers, excursion vessels,
                                builder's risk, contractor's equipment,
                                excess property and transportation
                                cargo.

    Japanese division           Provides coverage primarily for workers'
                                compensation, commercial auto, umbrella, and general liability of Japanese businesses operating in the U.S.

    Agricultural-related        Provides multi-peril crop insurance
      (allied lines)            covering weather and disease perils as
                                well as coverage for full-time operating farms/ranches and agribusiness operations on a nationwide basis.

    Non-profit Liability        Provides property, general/professional
                                liability, automobile, trustee liability, umbrella and crime coverage for a wide range of non-profit organizations.

    General Aviation            Provides coverage for corporate and
                                private aircraft and airports.

    Fidelity and Surety Bonds   Provides surety coverage for various types
                                of contractors and public and private
                                corporations and fidelity and crime
                                coverage for government, mercantile and
                                financial institutions.

    Umbrella and Excess         Provides large capacity coverage in excess
                                of primary layers.

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

   The U.S. geographic distribution of the Specialty Lines statutory direct written premiums in 1997 compared to 1993, was as follows:

                    1997    1993                     1997     1993
  California        29.5%   46.7%      Oklahoma       3.5%     4.2%
  Texas              8.4     5.0       New Jersey     2.2      2.5
  Massachusetts      4.7     3.2       Pennsylvania   2.0       *
  New York           4.6     5.2       Ohio           2.0       *
  Florida            4.5     2.6       Michigan        *       2.0
  Illinois           3.7     2.9       Other         34.9     25.7
                                                    100.0%   100.0%
  _____________
  (*) less than 2%

   The following table sets forth a distribution of statutory net written premiums for AFC's Specialty Lines by NAIC annual statement line for 1997 compared to 1993:

                                     1997     1993
  Workers' compensation              23.5%    47.2%
  Other liability                    20.3     16.9
  Inland marine                       9.2      6.5
  Commercial multi-peril              8.4      4.7
  Auto physical damage                7.5      2.0
  General aviation                    7.2      0.1
  Allied lines                        5.8      4.5
  Fidelity and surety                 4.1      2.8
  Auto liability                      3.9      5.7
  Ocean marine                        3.6      4.2
  Other                               6.5      5.4
                                    100.0%   100.0%

   The following table shows the performance of AFC's Specialty
Lines insurance operations (dollars in millions):

                                         1997      1996      1995

  Net written premiums                 $1,103      $993    $1,097

  Net earned premiums                  $1,056      $976    $1,085
  Loss and LAE                            706       527       730
  Underwriting expenses                   344       295       302
  Policyholder dividends                   (5)        -        (3)
  Underwriting profit                  $   11      $154    $   56

  GAAP ratios:
   Loss and LAE ratio                    66.8%     53.9%     67.2%
   Underwriting expense ratio            32.6      30.2      27.9
   Policyholder dividend ratio            (.4)       -        (.3)
   Combined ratio (a)                    99.0%     84.1%     94.8%

  Statutory ratios:
   Loss and LAE ratio                     66.7%     54.1%     67.5%
   Underwriting expense ratio             31.9      30.3      28.1
   Policyholder dividend ratio             1.0        .5       4.2
   Combined ratio (a)                     99.6%     84.9%     99.8%

  Industry statutory combined ratio (b)  103.7%    108.9%    109.9%

  (a) The 1996 combined ratios reflect a reduction of 4.1 percentage points attributable to a reallocation of loss reserves in connection with the strengthening of A&E reserves.

  (b) Represents the commercial industry statutory combined ratio derived from "BestWeek" (March 16, 1998 Edition).

   Marketing The Specialty Lines operations direct their sales efforts primarily toward independent property and casualty insurance agents and brokers. These businesses write insurance through several thousand agents and brokers and have nearly 290,000 policies in force.

   Competition These businesses compete with other individual insurers, state funds and insurance groups of varying sizes, some of which are mutual insurance companies possessing competitive advantages in that all their profits inure to their policyholders. Because of the specialty nature of these coverages, competition is based primarily on service to policyholders and agents, specific characteristics of products offered and reputation for claims handling. Price, commissions and profit sharing terms are also important factors. Management believes that sophisticated data analysis for refinement of risk profiles, extensive specialized knowledge and loss prevention service have helped AFC's specialty lines compete successfully.

Commercial and Personal Lines

   General Major commercial lines of business are workers' compensation, commercial multi-peril, umbrella (including primary and excess layers) and commercial auto. The workers' compensation business has experienced solid growth and profitability due to adequate rate structures and favorable trends in medical care costs and the success of its Drug-Free Workplace and SafetyWorks programs.

   AFC's Drug-Free Workplace and SafetyWorks programs for workers' compensation customers assist insureds in setting up drug testing programs (as permitted by law), drug and alcohol education programs and work safety programs. In 1997, there were more than 1,400 insureds in 23 states with such programs producing approximately $83 million in annual net written premiums.

   Commercial business is written in 26 states where management believes adequate rates can be obtained and where assigned risk costs are not excessive. AFC's approach focuses on specific customer groups, such as fine restaurants, light manufacturers, hotels/motels, workers' compensation safety groups and insureds with large umbrella coverages. The approach also emphasizes site visits at prospective customers to ensure underwriter familiarity with risk factors relating to each insured and to avoid those risks which have unacceptable exposures.

   Personal lines business consists primarily of preferred/standard private passenger automobile and homeowners' insurance and is currently being marketed in 25 states. AFC's approach is to develop tailored rates for its personal automobile customers based on a variety of factors, including the driving record of the insureds. The approach to homeowners business is to limit exposure in locations which are likely to be unprofitable and those which have significant catastrophic potential (such as windstorms, earthquakes and hurricanes). During 1997, AFC had a reinsurance agreement under which 80% of its homeowners' business was reinsured.

   The U.S. geographic distribution of the Commercial and Personal Line s statutory direct written premiums in 1997 compared to 1993, was as follows:

                   1997    1993                    1997    1993
  Connecticut      13.1%   14.5%     Florida        2.7%    4.3%
  New Jersey       13.0     8.4      Texas          2.5     3.3
  New York         11.8     9.8      Illinois       2.3     2.8
  North Carolina   10.5     9.4      Kentucky       2.3      *
  Pennsylvania      5.6     6.0      Utah           2.1      *
  Maryland          3.9     3.9      Tennessee      2.0      *
  Ohio              3.7     4.3      California      *      3.9
  Massachusetts     3.4      *       Washington      *      2.4
  Michigan          3.4     3.5      Oregon          *      2.4
                                     Other         17.7    21.1
                                                  100.0%  100.0%
  _____________
  (*) less than 2%

   The following table sets forth a distribution of statutory net written premiums for AFC's Commercial and Personal Lines by NAIC annual statement line for 1997 compared to 1993:

                                 1997      1993
   Auto liability                34.6%     32.0%
   Workers' compensation         27.5      12.3
   Commercial multi-peril        19.4      19.6
   Other liability                8.1       6.2
   Auto physical damage           4.5      12.3
   Homeowners                     2.5      12.1
   Other                          3.4       5.5
                                100.0%    100.0%

   The following table shows the performance of AFC's Commercial and Personal Lines insurance operations (dollars in millions):

                                            1997    1996     1995

  Net written premiums                     $ 507   $ 660    $ 717

  Net earned premiums                      $ 563   $ 685    $ 698
  Loss and LAE                               421     538      468
  Underwriting expenses                      165     206      214
  Policyholder dividends                      11      14       11
  Underwriting profit (loss)              ($  34) ($  73)   $   5

  GAAP ratios:
   Loss and LAE ratio                       74.8%   78.5%    66.9%
   Underwriting expense ratio               29.2    30.0     30.6
   Policyholder dividend ratio               2.0     2.1      1.6
   Combined ratio (a)                      106.0%  110.6%    99.1%

  Statutory ratios:
   Loss and LAE ratio                       74.6%   78.8%    67.2%
   Underwriting expense ratio               30.2    30.4     29.9
   Policyholder dividend ratio               1.6     1.0       .6
   Combined ratio (a)                      106.4%  110.2%    97.7%

  Industry statutory combined ratio (b)    101.6%  105.8%   106.5%

  (a) The 1996 combined ratios include 3.9 percentage points (GAAP) and 3.8 percentage points (statutory) due to losses from Hurricane Fran.

  (b) Ratios are derived from "BestWeek" (March 16, 1998 Edition).

   Marketing The Commercial and Personal Lines business units direct their sales efforts primarily toward independent agents and brokers. These businesses write insurance through more than 5,000 agents and have approximately 350,000 policies in force.

   Competition These businesses compete with other insurers, primarily on the basis of price (including differentiation on policy limits, coverages offered and deductibles), agent commissions and profit sharing terms. Customer service, loss prevention and reputation for claims handling are also important factors. Competitors include individual insurers and insurance groups of varying sizes, some of which are mutual insurance companies possessing competitive advantages in that all their profits inure to their policyholders. Management believes that sophisticated data analysis for refinement of risk profiles, disciplined underwriting practices and aggressive loss prevention procedures have enabled these businesses to compete on the basis of price without negatively affecting underwriting profitability.

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

   In order to limit the maximum loss arising out of any one occurrence, AFC's insurance companies reinsure a portion of their exposure under treaty and facultative reinsurance programs. The following table presents (by type of coverage) the amount of each loss above the specified retention maximum generally covered by treaty reinsurance programs (in millions):

                                    Retention    Reinsurance
   Coverage                           Maximum    Coverage(a)
   California Workers' Compensation      $1.5         $150.0
   Other Workers' Compensation            1.0           49.0
   Commercial Umbrella                    1.0           49.0
   Other Casualty                         5.0           15.0
   Property - General                     5.0           25.0(b)
   Property - Catastrophe                20.0          130.0

   (a) Reinsurance covers substantial portions of losses in excess of retention.
   (b) In 1997, AFC ceded 80% of its homeowners insurance coverage through a reinsurance agreement; beginning in 1998, it will cede 90%.

   AFC purchases facultative reinsurance providing coverage on a risk by risk basis, both pro rata and excess of loss, depending on the risk and available reinsurance markets. Due in part to the limited exposure on individual policies, the NSA Group is not materially involved in reinsuring risks with third party insurance companies.

   Included in the balance sheet caption "recoverables from reinsurers and prepaid reinsurance premiums" were $82 million on paid losses and LAE and $736 million on unpaid losses and LAE at December 31, 1997. The collectibility of a reinsurance balance is based upon the financial condition of a reinsurer as well as individual claim considerations. Market conditions over the past few years have forced many reinsurers into financial difficulties or liquidation proceedings. At December 31, 1997, AFC's insurance subsidiaries had allowances of approximately $78 million for doubtful collection of reinsurance recoverables, substantially all related to unpaid losses. AFC regularly monitors the financial strength of its reinsurers. This process periodically results in the transfer of risks to more financially secure reinsurers. Substantially all reinsurance is ceded to reinsurers having more than $100 million in capital and A.M. Best ratings of "A-" or better. AFC's major reinsurers include American Re-Insurance Company, Employers Reinsurance Corporation, NAC Reinsurance Corporation, Mitsui Marine and Fire Insurance Company, Continental Casualty Company, Transatlantic Reinsurance Company, General Reinsurance Corporation and Vesta Fire Insurance Company. These companies have assumed nearly half of AFC's ceded reinsurance.

   Premiums written for reinsurance ceded and assumed are presented in the following table (in millions):
                                        1997   1996   1995
  Reinsurance ceded                     $614   $518   $482
  Reinsurance assumed - including
   involuntary pools and associations     89     58     98

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

   Future costs of claims are projected based on historical trends adjusted for changes in underwriting standards, policy provisions, product mix and other factors. Estimating the liability for unpaid losses and LAE is inherently judgmental and is influenced by factors which are subject to significant variation. Through the use of analytical reserve development techniques, management monitors items such as the effect of inflation on medical, hospitalization, material, repair and replacement costs, general economic trends and the legal environment. Although management believes that the reserves currently established reflect a reasonable provision for the ultimate cost of all losses and claims, actual development may vary materially.

   AFC recognizes underwriting profit only when realization is reasonably determinable and assured. In certain specialty lines, where experience is limited or where there is potential for volatile results, AFC holds reasonable "incurred but not reported" reserves and does not recognize underwriting profit until the experience matures.

   Generally, reserves for reinsurance and involuntary pools and associations are reflected in AFC's results at the amounts reported by those entities.

   Unless otherwise indicated, the following discussion of insurance reserves includes the reserves of American Premier's subsidiaries for only those periods following the Mergers. See Note Q to the Financial Statements for an analysis of changes in AFC's estimated liability for losses and LAE, net and gross of reinsurance, over the past three years on a GAAP basis.

   The following table presents the development of AFC's liability for losses and LAE, net of reinsurance, on a GAAP basis for the last ten years, excluding reserves of American Premier subsidiaries prior to the Mergers. The top line of the table shows the estimated liability (in millions) for unpaid losses and LAE recorded at the balance sheet date for the indicated years.
The second line shows the re-estimated liability as of December 31, 1997. The remainder of the table presents development as percentages of the estimated liability. The development results from additional information and experience in subsequent years. The middle line shows a cumulative deficiency (redundancy) which represents the aggregate percentage increase (decrease) in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods as a percentage of the original loss reserve liability.

                                  1987     1988     1989     1990     1991     1992     1993     1994     1995     1996     1997
Liability for unpaid losses
and loss adjustment expenses:
  As originally estimated       $2,024   $2,209   $2,246   $2,137   $2,129   $2,123   $2,113   $2,187   $3,393   $3,404   $3,489
  As re-estimated at
    December 31, 1997            2,482    2,531    2,520    2,337    2,247    2,178    2,089    2,185    3,342    3,435      N/A

Liability re-estimated (*):
  One year later                 102.5%    99.8%   100.4%    98.6%    99.3%    99.9%    98.2%    95.8%    98.7%   100.9%
  Two years later                103.6%   100.0%    99.3%    97.7%    98.7%    98.3%    94.0%    99.3%    98.5%
  Three years later              103.1%    99.7%    98.4%    97.4%    98.0%    95.2%    97.4%    99.9%
  Four years later               102.5%    98.7%    98.2%    99.2%    97.3%   100.3%    98.9%
  Five years later               102.6%    99.1%   101.1%   100.0%   103.0%   102.6%
  Six years later                103.5%   103.0%   102.7%   106.3%   105.6%
  Seven years later              109.4%   104.7%   109.2%   109.4%
  Eight years later              111.7%   111.4%   112.2%
  Nine years later               119.2%   114.5%
  Ten years later                122.6%

Cumulative deficiency
  (redundancy)                    22.6%    14.5%    12.2%     9.4%     5.6%     2.6%    (1.1%)   (0.1%)   (1.5%)    0.9%     N/A

Cumulative paid as of:
  One year later                  29.2%    29.4%    32.3%    26.1%    26.4%    26.7%    25.2%    26.8%    33.1%    33.8%
  Two years later                 49.0%    48.6%    48.2%    43.2%    43.0%    43.7%    40.6%    42.5%    51.6%
  Three years later               63.5%    59.8%    59.2%    55.3%    55.4%    54.2%    50.9%    54.4%
  Four years later                72.2%    67.9%    67.6%    64.8%    63.3%    60.8%    59.1%
  Five years later                78.5%    74.0%    74.3%    71.1%    67.8%    67.0%
  Six years later                 83.6%    79.5%    78.8%    74.5%    72.7%
  Seven years later               87.7%    83.2%    81.2%    78.6%
  Eight years later               91.1%    85.2%    84.8%
  Nine years later                92.7%    88.5%
  Ten years later                 96.2%

(*)  Reflects significant A&E charges and reallocations in 1994 and 1996 for prior years losses.

   The following is a reconciliation of the net liability to the gross liability for unpaid losses and LAE.

                                                                                        1993     1994     1995     1996     1997

  As originally estimated:
    Net liability shown above                                                         $2,113   $2,187   $3,393   $3,404   $3,489
    Add reinsurance recoverables                                                         611      730      704      720      736
    Gross liability                                                                   $2,724   $2,917   $4,097   $4,124   $4,225
  As re-estimated at
  December 31, 1997:
    Net liability shown above                                                         $2,089   $2,185   $3,342   $3,435
    Add reinsurance recoverables                                                         791      782      790      748
    Gross liability                                                                   $2,880   $2,967   $4,132   $4,183      N/A


Gross cumulative deficiency
  (redundancy)                                                                           5.7%     1.8%     0.9%     1.5%     N/A

   The following table presents certain data from the table above, adjusted to include reserves of American Premier's subsidiaries for periods subsequent to their entry into the insurance business in 1989 and prior to the Mergers in 1995.

                                 1989    1990    1991    1992    1993    1994

Liability for unpaid losses
and loss adjustment expenses:
 As originally estimated       $2,616  $2,739  $2,793  $2,886  $3,029  $3,267
 As re-estimated at
   December 31, 1997            2,831   2,873   2,848   2,824   2,871   3,138

Cumulative deficiency
  (redundancy)                    8.2%    4.9%    2.0%   (2.1%)  (5.2%)  (3.9%)

Reconciliation of net
liability to gross liability:
  As originally estimated:
    Net liability shown above                                  $3,029  $3,267
    Add reinsurance recoverables                                  617     742
    Gross liability                                            $3,646  $4,009
  As re-estimated at
  December 31, 1997:
    Net liability shown above                                  $2,871  $3,138
    Add reinsurance recoverables                                  800     766
    Gross liability                                            $3,671  $3,904

Gross cumulative deficiency
  (redundancy)                                                    0.6%   (2.6%)

   These tables do not present accident or policy year development data. Furthermore, in evaluating the re-estimated liability and cumulative deficiency (redundancy), it should be noted that each percentage includes the effects of changes in amounts for prior periods. For example, AFC's $80 million charge for A&E claims related to losses recorded in 1996, but incurred before 1987, is included in the re-estimated liability and cumulative deficiency (redundancy) percentage for each of the previous years shown. Conditions and trends that have affected development of the liability in the past may not necessarily exist in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

   The adverse development in the tables is due primarily to A&E exposures for which AFC has been held liable under general liability policies written years ago where environmental coverage was not intended. Other factors affecting development included higher than projected inflation on medical, hospitalization, material, repair and replacement costs. Additionally, changes in the legal environment have influenced the development patterns over the past ten years. For example, changes in the California workers' compensation law in 1993 and subsequent court decisions, primarily in late 1996, greatly limited the ability of insurers to challenge medical assessments and treatments. These limitations, together with changes in work force characteristics and medical delivery costs, are contributing to an increase in claims severity. Two changes influencing development patterns in the 1980s were the trend towards an adverse litigious climate and the change from contributory to comparative negligence.

   The differences between the liability for losses and LAE reported in the annual statements filed with the state insurance departments in accordance with statutory accounting principles
("SAP") and that reported in the accompanying consolidated financial statements in accordance with GAAP at December 31, 1997, are as follows (in millions):

  Liability reported on a SAP basis                     $3,475
   Additional discounting of GAAP reserves in excess
     of the statutory limitation for SAP reserves          (22)
   Reserves of foreign operations                           37
   Estimated salvage and subrogation recoveries
     based on a cash basis for SAP and on an accrual
     basis for GAAP                                         (1)
   Reinsurance recoverables                                736

  Liability reported on a GAAP basis                    $4,225

   Asbestos and Environmental Reserves ("A&E") In defining environmental exposures, the insurance industry typically includes claims relating to polluted waste sites and asbestos as well as other mass tort claims such as those relating to breast implants, repetitive stress on keyboards, DES (a drug used in pregnancies years ago alleged to cause cancer and birth defects) and other latent injuries.

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

   Significant industrywide information concerning A&E reserves first became broadly available in mid-1996 following the publication of new data relating to that subject in the 1995 Annual Statements of insurance companies. During 1995 and 1996, a number of insurers recorded large reserve increases for A&E exposures. By the end of 1995, the industry's survival ratio (reserves divided by annual paid losses) had increased from a multiple of six times in the early 1990's to more than nine times. The following table compares AFC's three-year survival ratio for A&E claims with that of the industry.

                                        December 31,
  Survival Ratio:              1997     1996    1995    1994
     AFC                       10.0     10.5     6.5     7.0
     Industry(a)                7.6      8.2     9.4     7.9

  (a) Source: 1996-1994 "BestWeek - Property and Casualty
      Supplement" (September 15, 1997 Edition); 1997 is an estimate.

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

   The following table (in millions) is a progression of A&E reserves.

                                        1997    1996    1995
  Reserves at beginning of year       $343.4  $225.7  $224.9
  Incurred losses and LAE               43.2   149.0    35.2
  Paid losses and LAE                  (38.7)  (31.3)  (34.4)
  Reserves at end of year, net of
    reinsurance recoverable            347.9   343.4   225.7
  Reinsurance recoverable              173.2   162.7   164.2

  Gross reserves at end of year       $521.1  $506.1  $389.9

   Since the mid-1980's, AFC has also written certain environmental coverages (asbestos abatement and underground storage tank liability) in which the premium charged is intended to provide coverage for the specific environmental exposures inherent in these policies. The business has been profitable since its inception. To date, approximately $182 million of premiums has been written, $23 million in losses and LAE have been paid and reserves for unpaid losses and LAE aggregated $29 million at December 31, 1997 (not included in the above table).

Annuity and Life Operations

General

   AFC's annuity operations are conducted through American Annuity Group ("AAG"), a holding company whose primary subsidiary is Great American Life Insurance Company ("GALIC") which it acquired from Great American in 1992. GALIC sells (i) flexible premium and single premium annuities in the qualified (not-for-profit) market and (ii) single premium annuities in the non-qualified market.
AAG and its subsidiaries employ approximately 1,700 persons.

   Acquisitions in recent years have supplemented AAG's internal growth as the company's assets increased from $4.5 billion at year end 1992 to over $7.7 billion at year end 1997. In addition, these acquisitions have expanded AAG's focus from primarily traditional fixed annuity products to three areas: (i) retirement products (fixed and variable annuities); (ii) pre-need funding products (life insurance and fixed annuities) and (iii) other life, accident and health insurance. Premiums over the last three years were as follows (in millions):

                                               Premiums*
  Insurance Product                     1997     1996    1995
  Retirement                            $489     $540    $457
  Pre-need Funding                       111       97       -
  Other Life, Accident and Health         42       43       2
                                        $642     $680    $459
  ________________

  (*) The table does not include premiums of subsidiaries until their first full year following acquisition.

Retirement Products

   Annuities AAG's retirement products consist primarily of annuities, which are long-term retirement saving instruments that benefit from income accruing on a tax-deferred basis. The issuer of the annuity collects premiums, credits interest on the policy and pays out a benefit upon death, surrender or annuitization.

   Annuity contracts are generally classified as either fixed rate or variable. With a fixed rate annuity, the interest crediting rate is initially set by the issuer and thereafter may be changed from time to time by the issuer subject to any guaranteed minimum interest crediting rates in the policy. With a variable annuity, the value of the policy is tied to an underlying securities portfolio or underlying mutual funds.

   Employees of qualified not-for-profit organizations are eligible to save for retirement through contributions made on a before-tax basis. Contributions are made at the discretion of the participants through payroll deductions or through tax-free
"rollovers" of funds. Federal income taxes are not payable on contributions or earnings until amounts are withdrawn.

   GALIC entered the tax-deferred annuity business in 1976 and currently sells fixed rate annuities - both traditional and equity-indexed. The following table (in millions) presents financial information concerning GALIC.

                                        1997     1996    1995
  Statutory Basis
  Total Assets                        $5,917   $5,752  $5,414
  Annuity Reserves                     5,446    5,298   4,974
  Capital and Surplus                    317      285     273
  Asset Valuation Reserve (a)             65       91      90
  Interest Maintenance Reserve (a)        24       25      32

  Annuity Receipts:
   Flexible Premium:
     First Year                       $   32   $   35  $   42
     Renewal                             160      182     196
                                         192      217     238
   Single Premium                        241      319     219
      Total Annuity Receipts          $  433   $  536  $  457
  ________________

  (a) Allocation of surplus.

  GAAP Basis
  Total Assets                        $6,223   $5,934  $5,608
  Annuity Benefits Accumulated         5,330    5,205   4,917
  Stockholder's Equity                   770      658     623

   GALIC's principal products are Flexible Premium Deferred
Annuities ("FPDAs") and Single Premium Deferred Annuities
("SPDAs"). FPDAs are characterized by premium payments that are flexible in both amount and timing as determined by the policyholder. SPDAs are issued in exchange for a one-time lump-sum premium payment.

   At December 31, 1997, all of GALIC's annuity reserves consisted of fixed rate annuities which offered a minimum interest rate guarantee of 3% or 4%. The majority of GALIC's annuity policies are traditional fixed rate annuities which permit GALIC to change the crediting rate at any time (subject to the minimum guaranteed interest rate). In determining the frequency and extent of changes in the crediting rate, GALIC takes into account the economic environment and the relative competitive position of its products.

   Over the last few years, traditional fixed rate annuities have met substantial competition from mutual funds and other equity-based investments. In response, GALIC developed an equity-indexed annuity which provides policyholders with a crediting rate tied, in part, to the performance of an existing stock market index while protecting them against the related downside risk through a guarantee of principal. AAG hedges the equity-based risk component of this product through the purchase of call options on the appropriate index. These options are designed to offset substantially all of the increases in the fair values of the equity-indexed annuities. Sales of equity-indexed annuities accounted for 9% of GALIC's premiums in 1997.

   GALIC seeks to maintain a desired spread between the yield on its investment portfolio and the rate it credits to its policies. GALIC accomplishes this by: (i) offering crediting rates which it has the option to change; (ii) designing annuity products that encourage persistency and (iii) maintaining an appropriate matching of assets and liabilities. GALIC designs its products with certain surrender penalties to discourage policyholders from surrendering or withdrawing funds during the first five to ten years after issuance of a policy. Partly due to these features, GALIC's annuity surrenders have averaged approximately 7% of statutory reserves over the past five years.

   Marketing and Distribution Sales of fixed rate annuities are affected by many factors, including: (i) competitive annuity products and rates; (ii) the general level of interest rates;
(iii) the favorable tax treatment of annuities; (iv) commissions paid to agents; (v) services offered; (vi) ratings from independent insurance rating agencies; (vii) other alternative investments and (viii) general economic conditions. At December 31, 1997, GALIC had more than 265,000 annuity policies in force.

   GALIC markets its FPDAs principally to employees of educational institutions in the kindergarten through high school segment.
Written premiums from this market segment represented the majority of GALIC's total tax-qualified premiums in 1997.

   GALIC distributes its annuity products through approximately 80 managing general agents ("MGAs") who, in turn, direct over 1,000 actively producing independent agents. GALIC has developed its business on the basis of its relationships with MGAs and independent agents primarily through a consistent marketing approach and responsive service.

   GALIC is licensed to sell its products in all states (except New
York) and in the District of Columbia. The following table reflects the geographical distribution of GALIC's annuity premiums in 1997 compared to 1993.

                  1997   1993                     1997   1993
  California      21.9%  21.8%      New Jersey     3.8%   5.5%
  Texas            8.0    3.3       Michigan       3.4    8.5
  Washington       7.6    2.4       Indiana        2.9     *
  Ohio             6.4    5.5       Connecticut    2.8    5.2
  Florida          5.4    9.8       Iowa           2.5     *
  Massachusetts    5.0    8.0       Illinois       2.2    3.3
  North Carolina   4.4    3.3       Rhode Island    *     2.2
  Minnesota        3.9     *        Other         19.8   21.2
                                                 100.0% 100.0%
  _____________
  (*) less than 2%

   AAG began marketing variable annuities in the fourth quarter of 1995 through Annuity Investors Life Insurance Company ("AILIC"). With a variable annuity, the earnings credited to the policy vary based on the investment results of the underlying investment options chosen by the policyholder. Policyholders may also choose to direct all or a portion of their premiums to various fixed rate options. For these annuity products, all premiums directed to the variable options are placed in funds managed by third party investment advisers. AILIC had variable annuity sales of $43 million in 1997.

Pre-need Funding Products

   Through American Memorial Life Insurance Company, AAG offers a variety of life insurance and annuity products to finance pre-arranged funerals. In 1997, American Memorial sold its products through over 1,200 funeral homes nationwide. In addition to a general agency force of approximately 200 agents, American Memorial has approximately 800 actively-producing corporate and individual funeral home operators who sell its products. Rapid consolidation is making large chains an important segment of the funeral home industry. American Memorial is a leader in this segment, working with several of the major corporations. In 1997, about one-half of American Memorial's premiums were generated by the largest owner of funeral homes in the world. The remaining one-half was split between other funeral homes and the general agency force. As the funeral home industry continues to consolidate, increased reliance on large funeral home operators may be required.

   In 1997, American Memorial collected $111 million in life and annuity premiums. At December 31, 1997, American Memorial had total statutory assets of approximately $468 million; reserves for future policy benefits of approximately $424 million; and capital and surplus of approximately $26 million.

   In March 1998, AAG acquired Arkansas National Life Insurance
Company, which also specializes in pre-arranged funeral insurance products. Arkansas National had statutory assets of approximately $74 million at December 31, 1997 and 1997 premiums of $5 million.

Life, Accident and Health Products

   AAG offers a variety of life, accident and health products through Loyal American Life Insurance Company, General Accident Life Assurance Company of Puerto Rico, Inc. and GALIC's life division, which began offering certain term, universal and whole life insurance products in December 1997. Also in 1997, Loyal relocated its home office from Mobile, Alabama to Cincinnati, Ohio to more closely coordinate its efforts with those of other AAG operations.

   Loyal offers a variety of supplemental life and health insurance products through payroll deduction plans and credit unions. Loyal's products are marketed with the endorsement or consent of the employer or the credit union management. The products currently being offered include traditional whole life, universal life, term life, hospital indemnity, cancer and short-term disability.

   In 1997, Loyal collected $40 million in life and accident and health premiums. At December 31, 1997, Loyal had total statutory assets of approximately $258 million; reserves for future policy benefits of approximately $197 million; and capital and surplus of approximately $39 million.

   In December 1997, AAG acquired General Accident which specializes in home service life and supplemental health products as well as credit and ordinary life products, including those utilized in the funeral industry. General Accident had statutory assets of $110 million at December 31, 1997 and 1997 premiums of $46 million (excluding premiums of certain operations sold prior to its acquisition by AAG). General Accident sells its in-home service life and supplemental health products through a network of company agents. Its ordinary life and cancer products are sold through independent agents.

Independent Ratings

   AAG's principal insurance subsidiaries are currently rated by A.M. Best and Duff & Phelps. Such ratings are generally based on items of concern to policyholders and agents and are not directed toward the protection of investors.

                       A.M. Best       Duff & Phelps
   GALIC               A  (Excellent)  AA-  (Very high claims paying ability)
   American Memorial   A- (Excellent)  AA-  (Very high claims paying ability)
   Loyal               A  (Excellent)  AA-  (Very high claims paying ability)
   AILIC               A  (Excellent)  Not currently rated
   General Accident    A  (Excellent)  Not currently rated

   In 1997, A.M. Best increased its ratings of American Memorial (up two levels) and Loyal (up one level); none of the insurance companies received a downgrade from either agency.

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

   Although AAG believes that its insurance companies' ratings are very stable, those companies' operations could be materially adversely affected by a downgrade in ratings.

Competition

   AAG's insurance companies operate in highly competitive markets. They compete with other insurers and financial institutions based on many factors, including: (i) ratings; (ii) financial strength; (iii) reputation; (iv) service to policyholders; (v) product design (including interest rates credited and premium rates charged); (vi) commissions; and (vii) service to agents. Since policies are marketed and distributed primarily through independent agents (except at General Accident), the insurance companies must also compete for agents. AAG believes that consistently targeting the same market and emphasizing service to agents and policyholders provides a competitive advantage.

   No single insurer dominates the annuity marketplace. Competitors include (i) individual insurers and insurance groups,
(ii) mutual funds and (iii) other financial institutions of varying sizes. In a broader sense, AAG's insurance companies compete for retirement savings with a variety of financial institutions offering a full range of financial services. Financial institutions have demonstrated a growing interest in marketing investment and savings products other than traditional deposit accounts. In addition, recent judicial and regulatory decisions have expanded powers of financial institutions in this regard. It is too early to predict what impact, if any, these developments will have on the insurance companies.

Other Companies

   Through subsidiaries, AFC is engaged in a variety of other businesses, including The Golf Center at Kings Island (golf and tennis facility) in the Greater Cincinnati area; commercial real estate operations in Cincinnati (office buildings and The Cincinnatian Hotel), Louisiana (Le Pavillon Hotel), Massachusetts (Chatham Bars Inn), Texas (Driskill Hotel) and apartments in Florida, Kentucky, Louisiana, Minnesota, Pennsylvania, Texas and Wisconsin. These operations employ approximately 700 full-time employees.

   In December 1997, AFC sold the assets of its software solutions and consulting services subsidiary, Millennium Dynamics, Inc., to a subsidiary of Peritus Software Services, Inc. for $30 million in cash and 2,175,000 shares of Peritus common stock.

Investment Portfolio

General

   A breakdown of AFC's December 31, 1997, investment portfolio by business segment follows (excluding investment in equity
securities of investee corporations) (in millions).
                                                                      Total
                                        Carrying Value               Market
                                     P&C  Annuity  Other    Total     Value

Cash and short-term investments   $  145  $    51   $ 35  $   231   $   231
Bonds and redeemable preferred
  stocks                           4,362    6,262     29   10,653    10,735
Other stocks, options and
 warrants                            321       78     47      446       446
Loans receivable                     101      407      5      513       513 (a)
Real estate and other investments    132       58     25      215       215 (a)
                                  $5,061   $6,856   $141  $12,058   $12,140

(a)  Carrying value used since market values are not readily available.

   The following tables present the percentage distribution and yields of AFC's investment portfolio (excluding investment in equity securities of investee corporations) as reflected in its financial statements.

                                         1997   1996   1995   1994   1993
Cash and Short-term Investments           1.9%   3.5%   4.0%   2.2%   2.3%
Bonds and Redeemable Preferred Stocks:
U.S. Government and Agencies              5.0    4.1    3.7    4.0    2.8
 State and Municipal                      1.3    1.0     .7     .8     .8
 Public Utilities                         6.8    8.2    9.8    9.1    9.3
 Mortgage-Backed Securities              21.4   22.3   20.9   21.8   24.7
 Corporate and Other                     50.7   49.5   47.2   48.6   42.0
 Redeemable Preferred Stocks              0.6    0.5    1.0    1.4    1.3
                                         85.8   85.6   83.3   85.7   80.9
 Net Unrealized Gains (Losses) on Bonds
   and Redeemable Preferred Stocks held
   Available for Sale                     2.5    1.1    2.7   (1.0)   1.8
                                         88.3   86.7   86.0   84.7   82.7
Other Stocks, Options and Warrants        3.7    2.9    2.3    2.7    4.6
Loans Receivable                          4.3    4.9    5.7    8.4    8.5
Real Estate and Other Investments         1.8    2.0    2.0    2.0    1.9
                                        100.0% 100.0% 100.0% 100.0% 100.0%

Yield on Fixed Income Securities:
  Excluding realized gains and losses     7.8%   7.9%   7.9%   8.1%   8.0%
  Including realized gains and losses     7.9%   7.7%   8.8%   8.1%   8.7%

Yield on Stocks:
  Excluding realized gains and losses     5.6%   5.8%   3.9%   5.1%   4.4%
  Including realized gains and losses    30.2%  15.1%   8.4%  35.4%  16.9%

Yield on Investments (*):
  Excluding realized gains and losses     7.8%   7.8%   7.9%   8.1%   7.9%
  Including realized gains and losses     8.2%   7.8%   8.8%   8.8%   9.0%

(*) Excludes "Real Estate and Other Investments".

Fixed Maturity Investments

   Unlike many insurance groups which have portfolios that are invested heavily in tax-exempt bonds, AFC's bond portfolio is invested primarily in taxable bonds. The NAIC assigns quality ratings which range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows AFC's bonds and redeemable preferred stocks, by NAIC designation (and comparable Standard & Poor's Corporation rating) as of December 31, 1997 (dollars in millions):

 NAIC                                  Amortized     Market Value
Rating  Comparable S&P Rating               Cost     Amount    %

 1      AAA, AA, A                       $ 6,970    $ 7,223   68%
 2      BBB                                2,624      2,714   25
           Total investment grade          9,594      9,937   93
 3      BB                                   400        417    4
 4      B                                    330        347    3
 5      CCC, CC, C                            22         34   *
 6      D                                    -          -     -
           Total non-investment grade        752        798    7
           Total                         $10,346    $10,735  100%

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

   Chiquita    At December 31, 1997, AFC owned 24 million shares
of Chiquita common stock representing 39% of its outstanding shares. The carrying value and market value of AFC's investment in Chiquita were approximately $201 million and $391 million, respectively, at December 31, 1997. Chiquita is a leading international marketer, producer and distributor of bananas and other quality fresh and processed food products. In addition to bananas, these products include other tropical fruit and fresh produce; fruit and vegetable juices and beverages; processed fruits and vegetables; salads; and edible oil-based consumer products.

   Citicasters    In September 1996, AFC sold its investment in
Citicasters to Jacor Communications for approximately
$220 million in cash plus warrants to purchase Jacor common stock. Citicasters owned radio and television stations in major markets throughout the country.

Regulation

   AFC's insurance company subsidiaries are subject to regulation in the jurisdictions where they do business. In general, the insurance laws of the various states establish regulatory agencies with broad administrative powers governing, among other things, premium rates, solvency standards, licensing of insurers, agents and brokers, trade practices, forms of policies, maintenance of specified reserves and capital for the protection of policyholders, deposits of securities for the benefit of policyholders, investment activities and relationships between insurance subsidiaries and their parents and affiliates. Material transactions between insurance subsidiaries and their parents and affiliates generally must be disclosed and prior approval of the applicable insurance regulatory authorities generally is required for any such transaction which may be deemed to be material or extraordinary. In addition, while differing from state to state, these regulations typically restrict the maximum amount of dividends that may be paid by an insurer to its shareholders in any twelve-month period without advance regulatory approval. Such limitations are generally based on net earnings or statutory surplus. Under applicable restrictions, the maximum amount of dividends available to AFC in 1998 from its insurance subsidiaries without seeking regulatory clearance is approximately $221 million.

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

   Most states have created insurance guarantee associations to provide for the payment of claims of insurance companies that become insolvent. Annual assessments for AFC's insurance companies have not been material. In addition, many states have created "assigned risk" plans or similar arrangements to provide state mandated minimum levels of automobile liability coverage to drivers whose driving records or other relevant characteristics make it difficult for them to obtain insurance otherwise. Automobile insurers in those states are required to provide such coverage to a proportionate number of those drivers applying as assigned risks. Premium rates for assigned risk business are established by the regulators of the particular state plan and are frequently inadequate in relation to the risks insured, resulting in underwriting losses. Assigned risks accounted for approximately one percent of AFC's net written premiums in 1997.

   The NAIC is an organization which is comprised of the chief insurance regulator for each of the 50 states and the District of Columbia. In 1990, the NAIC began an accreditation program to ensure that states have adequate procedures in place for effective insurance regulation, especially with respect to financial solvency. The accreditation program requires that a state meet specific minimum standards in over 15 regulatory areas to be considered for accreditation. The accreditation program is an ongoing process and once accredited, a state must enact any new or modified standards approved by the NAIC within two years following adoption. As of December 31, 1997, the District of Columbia and 48 states were accredited including states which regulate AFC's largest insurance subsidiaries.

   The NAIC model law for Risk Based Capital applies to both life and property and casualty companies. The risk-based capital formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptably low expectation of becoming financially impaired. The model law provides for increasing levels of regulatory intervention as the ratio of an insurer's total adjusted capital and surplus decreases relative to its risk-based capital, culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called "mandatory control level". At December 31, 1997, the capital ratios of all AFC insurance companies substantially exceeded the risk-based capital requirements.

                              ITEM 2

                            Properties

   Subsidiaries of AFC own several buildings in downtown
Cincinnati. AFC and its affiliates occupy about three-fifths of the aggregate 650,000 square feet of commercial and office space.

   AFC's insurance subsidiaries lease the majority of their office and storage facilities in numerous cities throughout the United States, including GAI's and AAG's home offices in Cincinnati. Two AAG subsidiaries own office buildings in Rapid City, South Dakota and Mobile, Alabama. The office building in Rapid City contains about 52,000 square feet, approximately three-fourths of which is utilized for company purposes. The building in Mobile is being marketed for sale or lease; one-fifth of its 82,000 square feet is company occupied.

   AFC subsidiaries own transferable rights to develop approximately one million square feet of floor space in the Grand
Central Terminal area in New York City. The development rights were derived from ownership of the land upon which the terminal is constructed.

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

   In January 1996, American Premier filed a petition for rehearing en banc, which requests all of the judges of the Third Circuit to review the three-judge panel's decision. That petition was denied in February 1996. In May 1996, the U.S. Supreme Court declined to hear American Premier's petition with respect to the bankruptcy bar issue, thereby permitting USX's lawsuits to proceed. American Premier and its outside counsel believe that American Premier has substantial defenses to these lawsuits, besides the bankruptcy bar issue, and should not suffer a material loss as a result of this litigation.

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

                              ITEM 4

       Submission of Matters to a Vote of Security Holders

   At a Special Meeting of AFC's Shareholders on December 2, 1997, two matters were voted upon: (Item 1) a plan of reorganization pursuant to which all Series F and G Preferred Stock was retired in exchange for Series J Preferred Stock and/or cash, and (Item 2) election of eleven directors.

   With respect to Item 1, votes cast were as follows:
56,129,555 - For; 335,927 - Against; and 1,352,202 - Abstain or
Broker Non-Vote. The votes cast for, or withheld with respect to Item 2 are set forth below:

     Name                        For          Withheld

     Theodore H. Emmerich     57,745,234       72,450
     James E. Evans           57,745,258       72,426
     Thomas M. Hunt           57,745,234       72,450
     Carl H. Lindner          57,743,934       73,750
     Carl H. Lindner III      57,743,756       73,928
     Keith E. Lindner         57,743,756       73,928
     S. Craig Lindner         57,743,756       73,928
     William R. Martin        57,745,234       72,450
     Alfred W. Martinelli     57,745,634       72,050
     Gregory C. Thomas        57,745,658       72,026
     William W. Verity        57,745,658       72,026

                             PART II

                              ITEM 5

Market for Registrant's Common Equity and Related Stockholder Matters

   Not applicable - Registrant's Common Stock is owned by
American Financial Group, Inc.  See the Consolidated Financial
Statements for information regarding dividends.

                              ITEM 6

                     Selected Financial Data

   The following table sets forth certain data for the periods indicated (dollars in millions).

                                 1997     1996     1995     1994     1993
Earnings Statement Data:
Total Revenues                $ 4,053  $ 4,114  $ 3,628  $ 2,104  $ 2,721
Earnings Before Income Taxes
  and Extraordinary Items         334      340      252       44      262
Earnings Before Extraordinary
  Items                           208      250      195       19      225
Extraordinary Items                (7)     (28)       2      (17)      (5)
Net Earnings                      201      222      197        2      220

Ratio of Earnings to
  Fixed Charges (a)              4.20     4.99     3.10     1.69     2.62
Ratio of Earnings to
  Fixed Charges and
  Preferred Dividends (a)        3.52     3.96     2.60     1.40     2.26

Balance Sheet Data:
Total Assets                  $15,738  $14,999  $14,851  $10,593  $10,077
Long-term Debt:
  Holding Companies               287      340      648      849      771
  Subsidiaries                    194      178      234      258      283
Minority Interest                 510      307      327      106      109
Capital Subject to
  Mandatory Redemption             -        -        -         3       49
Other Capital                   1,393    1,277    1,248      396      537

(a) Fixed charges are computed on a "total enterprise" basis. For purposes of calculating the ratios, "earnings" have been computed by adding to pretax earnings the fixed charges and the minority interest in earnings of subsidiaries having fixed charges and deducting (adding) the undistributed equity in earnings (losses) of investees. Fixed charges include interest (excluding interest on annuity benefits), amortization of debt premium/discount and expense, preferred dividend and distribution requirements of subsidiaries and a portion of rental expense deemed to be representative of the interest factor.

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

LIQUIDITY AND CAPITAL RESOURCES

Ratios AFC's debt to total capital ratio at the parent holding company level (excluding amounts due AFG) improved from nearly 60% at the date of the Mergers to approximately
17% at December 31, 1997. Including amounts due AFG, the ratio was 31% at the end of 1997.

   AFC's ratio of earnings to fixed charges, excluding and including preferred dividends, on a total enterprise basis for the three years ended December 31, 1997, are shown below.

                                              1997    1996    1995
   Earnings to fixed charges                  4.20    4.99    3.10
   Earnings to fixed charges plus preferred
     dividends                                3.52    3.96    2.60

    The National Association of Insurance Commissioners' model law for risk based capital ("RBC") applies to both life and property and casualty companies. RBC formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not -becoming financially impaired. At December 31, 1997, the capital ratios of all AFC insurance companies substantially exceeded the RBC requirements (the lowest capital ratio of any AFC subsidiary was 3.5 times its authorized control level RBC; weighted average of all AFC subsidiaries was 5.2 times).

Sources of Funds AFC and American Premier are organized as holding companies with almost all of their operations being conducted by subsidiaries. These parent corporations, however, have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, and shareholder dividends. Funds to meet these obligations come primarily from dividend and tax payments from their subsidiaries.

    Management believes these parent holding companies have sufficient resources to meet their liquidity requirements through operations in the short-term and long-term future. If funds generated from operations, including dividends from subsidiaries, are insufficient to meet fixed charges in any period, AFC would be required to generate cash through borrowings, sales of securities or other assets, or similar transactions.

Prior to the Mergers, American Premier had substantial cash and short-term investments at the parent company level. Subsequent to the Mergers, AFC and two of its subsidiaries entered into separate credit agreements with American Premier. Funds borrowed from American Premier under these agreements were used for debt retirements, capital contributions to subsidiaries, and other corporate purposes. In December 1996, American
Premier paid a dividend to AFG in the form of a $675 million note receivable from AFC under the credit agreement plus
$18.7 million of related accrued interest. AFG then contributed $450 million of the note (without accrued interest) to the capital of AFC. Subsequent to the Mergers, American
Premier entered into a credit agreement with AFG under which American Premier and AFG made loans of up to $250 million available to each other.

    The AFC and APU credit agreements with AFG were replaced in December 1997 with a reciprocal Master Credit Agreement among the various AFG holding companies under which funds are made available to each other for general corporate purposes.
Amounts due AFG under the above agreements were $377 million and $401 million at December 31, 1997 and 1996, respectively.

   In 1996, three nationally recognized rating agencies issued or upgraded ratings on AFC, American Premier and AAG public debentures. All of the AFC and AAG senior debentures are now rated investment grade; the APU and AAG subordinated debentures are rated investment grade by two of the agencies. Generally, the upgrades reflect the expectation that AFC's consolidated debt to total capital will remain conservative and that coverage ratios will benefit from higher subsidiary earnings and a lower level of fixed charges at AFG's subsidiaries.

   A new five-year, $300 million bank credit line was established by AFC in February 1998 replacing two subsidiary holding company lines. The new credit line provides ample liquidity and can be used to obtain funds for operating subsidiaries or, if necessary, for the parent companies. At December 31, 1997, there was $45 million borrowed under the two holding company lines.

    In the past, funds have been borrowed under bank facilities and used for working capital, capital infusions into subsidiaries, and to retire other issues of short-term or high-rate debt and preferred stock. Also, AFC believes it may be prudent and advisable to utilize portions of the bank debt in the normal course over the next year or two.

    In 1996 and 1997, wholly-owned trust subsidiaries of AAG sold preferred securities for cash proceeds totaling
$225 million. Proceeds were used to retire outstanding debt and AAG preferred stock and for general corporate purposes, including a capital contribution to a subsidiary.

    Payments of dividends by AFC's insurance subsidiaries are subject to various laws and regulations which limit the amount of dividends that can be paid without regulatory approval. Under Ohio law, the maximum amount of dividends which may be paid without (i) prior approval or (ii) expiration of a 30 day waiting period without disapproval is the greater of statutory net income or 10% of policyholders' surplus as of the preceding December 31, but only to the extent of earned surplus as of the preceding December 31. The maximum amount of dividends payable (without prior approval) to AFC in 1998 from its insurance subsidiaries is approximately $221 million.

    For statutory accounting purposes, equity securities are generally carried at market value. At December 31, 1997, AFC's insurance companies owned publicly traded equity securities with a market value of $1.5 billion, including equity securities of AFC affiliates (including subsidiaries) of $1.1 billion. Since significant amounts of these are concentrated in a relatively small number of companies, decreases in the market prices could adversely affect the insurance group's capital, potentially impacting the amount of dividends available or necessitating a capital contribution. Conversely, increases in the market prices could have a favorable impact on the group's dividend-paying capability.

    Beginning with the 1997 federal tax return, American Premier will join AFC's consolidated return. Under tax allocation agreements with AFC, its 80%-owned U.S. subsidiaries generally compute tax provisions as if filing separate returns based on book taxable income computed in accordance with generally accepted accounting principles. The resulting provision (or credit) is currently payable to (or receivable from) AFC.

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

   Great American's liability for unpaid losses and loss adjustment expenses includes amounts for various liability coverages related to environmental, hazardous product and other mass tort claims. At December 31, 1997, Great American had recorded $348 million (net of reinsurance recoverables of $173 million) for such claims on policies written many years ago where, in most cases, coverage was never intended. Due to inconsistent court decisions on many coverage issues and the difficulty in determining standards acceptable for cleaning up pollution sites, significant uncertainties exist which are not likely to be resolved in the near future.

    AFC's subsidiaries are parties in a number of proceedings relating to former operations. See Note O to the financial statements.

    Most businesses utilizing computing technology are facing a problem with the year 2000. The Year 2000 problem is caused by the widespread use of computer programs that lack the ability to properly interpret two-digit codes representing the year 2000 and beyond. This program flaw can cause computation errors, faulty information processing and reporting and, in some instances, complete shutdown of critical applications.

    During the early 1990's Great American designed and developed software to automate the Year 2000 conversion process. In 1995 Great American formed Millennium Dynamics, Inc. ("MDI") to publicly market its software and consultative services worldwide. In connection with the sale of MDI in the fourth quarter of 1997, AFC retained licenses to utilize MDI's software internally.

    Each segment of AFC's operations is comprised of multiple business units most of which utilize stand-alone computer programs. These businesses are in the process of either (i) modifying their programs utilizing the MDI software along with other internal and external resources or (ii) replacing programs with new software that is Year 2000 compliant. AFC's goal is to have program modifications and new software installations substantially completed by the end of 1998. A significant portion of AFC's Year 2000 project will be completed using internal staff. Incremental Year 2000 costs are not expected to have a material effect on AFC's financial statements.

    Projected Year 2000 costs and completion dates are based on management's best estimate. However, there can be no assurance that these estimates will be achieved. Factors such as the availability of trained personnel could affect the successful completion of the project. Should software modifications and new software installation not be completed on a timely basis, the resulting disruptions could have a material adverse impact on operations.

   AFC's operations could also be affected by the inability of third parties such as agents and vendors to successfully become Year 2000 compliant. In addition, AFC's property and casualty insurance operations are reviewing policy forms and amendatory endorsements and examining coverage issues for Year 2000 exposures. Management believes that these issues will not have a material impact on AFC's financial statements.

    While the results of all such uncertainties cannot be predicted, based upon its knowledge of the facts, circumstances and applicable laws, management believes that sufficient reserves have been provided.

Investments Approximately 70% of AFC's consolidated assets are invested in marketable securities. A diverse portfolio of primarily publicly traded bonds and notes accounts for 95% of these securities. AFC attempts to optimize investment income while building the value of its portfolio, placing emphasis upon long-term performance. AFC's goal is to maximize return on an ongoing basis rather than focusing on short-term performance.

    Fixed income investment funds are generally invested in securities with short-term and intermediate-term maturities with an objective of optimizing total return while allowing flexibility to react to changes in market conditions. At
December 31, 1997, the average life of AFC's bonds and redeemable preferred stocks was just over 6 years.

    Approximately 93% of the bonds and redeemable preferred stocks held by AFC were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at December 31, 1997. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

    Investments in mortgage-backed securities ("MBSs") represented approximately one-fourth of AFC's bonds and redeemable preferred stocks at December 31, 1997. AFC invests primarily in MBSs which have a reduced risk of prepayment.
In addition, the majority of MBSs held by AFC were purchased at a discount. Management believes that the structure and discounted nature of the MBSs will mitigate the effect of prepayments on earnings over the anticipated life of the MBSs portfolio. More than 90% of AFC's MBSs are rated "AAA" with substantially all being of investment grade quality. The market in which these securities trade is highly liquid. Aside from interest rate risk, AFC does not believe a material risk (relative to earnings or liquidity) is inherent in holding such investments.

    Because most income of the property and casualty insurance subsidiaries has been sheltered from income taxes through 1997, non-taxable municipal bonds represent only a small portion (less than 1%) of the portfolio.

    AFC's equity securities are concentrated in a relatively limited number of major positions. This approach allows management to more closely monitor the companies and industries in which they operate.

    Prior to the Mergers, the realization of capital gains, primarily through sales of equity securities, was an integral part of AFC's investment program. Individual securities are sold creating gains or losses as market opportunities exist. Pretax capital gains recognized upon disposition of securities, including investees, during the past five years have been: 1997 - $57 million; 1996 - $166 million; 1995 -
$84 million; 1994 - $50 million and 1993 - $165 million. At December 31, 1997, the net unrealized gain on AFC's bonds and redeemable preferred stocks was $389 million; the net unrealized gain on equity securities was $293 million.

RESULTS OF OPERATIONS - THREE YEARS ENDED DECEMBER 31, 1997

General As previously noted, financial statements for periods subsequent to the April 1995 Mergers include the accounts of American Premier. AFC had accounted for American Premier as an investee from the second quarter of 1993 through the first quarter of 1995. Accordingly, income statement components for 1997 and 1996 are not comparable to prior years.

    Pretax earnings before extraordinary items were $334 million in 1997, $340 million in 1996 and $252 million in 1995.

   Results for 1997 include $91 million in pretax gains primarily on the sales of affiliates and other securities, and reflect declines of $41 million in underwriting results in AFC's property and casualty insurance business.

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

Property and Casualty Insurance - Underwriting AFC manages and operates its property and casualty business as three major sectors. The nonstandard automobile insurance companies (the "NSA Group") insure risks not typically accepted for standard automobile coverage because of the applicant's driving record, type of vehicle, age or other criteria. The specialty lines are a diversified group of over twenty-five business lines that offer a wide variety of specialty insurance products. Some of the more significant areas are California workers' compensation, executive liability, inland and ocean marine, U.S.-based operations of Japanese companies, agricultural-related coverages, non-profit liability, general aviation coverages, fidelity and surety bonds, and umbrella and excess. The commercial and personal lines provide coverages in worker's compensation, commercial multi-peril, umbrella and commercial automobile, standard private passenger automobile and homeowners insurance.

   To understand the overall profitability of particular lines, the timing of claims payments and the related impact of investment income must be considered. Certain "short-tail" lines of business (primarily property coverages) have quick loss payouts which reduce the time funds are held, thereby limiting investment income earned thereon. On the other hand, "long-tail" lines of business (primarily liability coverages and workers' compensation) have payouts that are either structured over many years or take many years to settle, thereby significantly increasing investment income earned on related premiums received.

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

   In 1997, underwriting results of AFC's insurance operations outperformed the industry average for the twelfth consecutive year. AFC's insurance operations have been able to exceed the industry's results by focusing on growth opportunities in the more profitable areas of the specialty lines and nonstandard auto businesses.

   Comparisons made in the following discussion of AFC's insurance operations include American Premier's insurance operations even though they were not consolidated in the financial statements prior to the Mergers.

   Net written premiums and combined ratios for AFC's property and casualty insurance subsidiaries were as follows (dollars in millions):

                                              1997    1996    1995
  Net Written Premiums (GAAP)
  NSA Group                                 $1,248  $1,135  $1,277
  Specialty Operations                       1,103     993   1,097
  Commercial and Personal Operations           507     660     717
  Other Lines                                  -       -         1
                                            $2,858  $2,788  $3,092

  Combined Ratios (GAAP)
  NSA Group                                   97.2%   99.9%  105.2%
  Specialty Operations                        99.0    84.1    94.8
  Commercial and Personal Operations         106.0   110.6    99.1
  Aggregate (including A&E and other lines)  101.4   102.9   101.2

   Operating results for 1996 were adversely impacted by two unusual items: (i) higher than normal catastrophe losses including approximately $30 million in losses due to Hurricane Fran and (ii) increases in A&E reserves (exposures for which AFC may be liable under general liability policies written years ago). A standard insurance measure used in analyzing the adequacy of A&E reserves is the "survival ratio" (reserves divided by three-year average annual paid losses). Due in part to the greater uncertainties inherent in estimating A&E claims, management evaluates its survival ratio in relation to those published for the industry. Based primarily on industry survival ratios published in mid-1996, AFC increased A&E reserves of its discontinued insurance lines by $120 million by recording a third quarter, non-cash pretax charge of $80 million and reallocating $40 million, or approximately 2%, of reserves from its Specialty Operations. Reserves for unpaid losses and loss adjustment expenses of the Specialty Lines were approximately $2.0 billion, $2.1 billion and $2.2 billion at December 31, 1997, 1996 and 1995, respectively. A&E reserves at December 31, 1997, were approximately $348 million, an amount equal to approximately 10 times the preceding three years' average claim payments.

   NSA Group The NSA Group's 10% increase in net written premiums during 1997 is due primarily to volume increases in California resulting from enactment of legislation which requires drivers to provide proof of insurance in order to obtain a valid permit. During 1995 and early 1996, the NSA Group implemented premium rate increased in various states. In 1996, the higher rate levels along with competitive pressures in the nonstandard automobile insurance industry resulted in an 11% decline in net written premiums. These rate increases contributed to the improvement in combined ratio in 1997 and 1996.

   Specialty Operations Net written premiums for the specialty operations increased 11% in 1997 due primarily to premiums recorded by a newly acquired aviation division and the return of premiums in 1996 related to the withdrawal from a voluntary pool. The specialty operations had profitable underwriting results for 1997 despite a significant decline in the results of AFC's California workers' compensation business relating to
(i) deteriorating underwriting margins on business written in 1996 and 1997 and (ii) reserve reductions in 1996 primarily for business written prior to 1995 in response to fundamental changes in the California workers' compensation market and actuarial evaluations. The specialty lines combined ratio was unusually low in 1996 due primarily to the reallocation of $40 million in reserves to A&E reserves (a combined ratio impact of 4.1 percentage points) and the 1996 reductions in California workers' compensation reserves mentioned above.

   Net written premiums for the specialty operations declined 9% during 1996 due primarily to a decrease in the California workers' compensation business and withdrawal from an unprofitable pool at the end of 1995, partially offset by increases in other specialty niche lines. The decline in California workers' compensation premiums reflects (i) extremely competitive pricing in the marketplace as a result of the repeal of the California workers' compensation minimum rate law effective January 1, 1995 and (ii) the impact of mandatory premium rate reductions which took effect a year earlier.

   Excluding the impact of the decreases in the California workers' compensation business and the withdrawal from the voluntary pool, specialty net written premiums increased
$16 million (2%) in 1996. The increase is due in part to increases in specialized coverages for fidelity and surety bonds, executive liability, animal mortality and collateral protection exposures.

   Commercial and Personal Operations Net written premiums for the commercial and personal operations decreased 23% in 1997 due primarily to a reinsurance agreement, effective January 1, 1997, under which 80% of all AFC's homeowners' business was reinsured, and reduced writings of personal automobile coverages in certain states. Excluding the impact of the reinsurance agreement, premiums decreased 10%. Even though underwriting results for 1997 were impacted by several current year commercial casualty losses as well as adverse development in certain prior year claims, improvements in personal lines contributed to a lower combined ratio.

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

Life, Accident and Health Premiums and Benefits Life, accident and health premiums and benefits increased in 1997 due primarily to an increase in pre-need life insurance sales through the largest owner of funeral homes in the world. The increase in life, accident and health premiums and expenses in 1996 reflects AAG's acquisition of American Memorial and Loyal.

Investment Income Changes in investment income reflect fluctuations in market rates and changes in average invested assets.

   1997 compared to 1996  Investment income increased
$23.4 million (3%) from 1996 due primarily to an increase in the average amount of investments held partially offset by lower interest rates available in the marketplace.

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

   1997 compared to 1996 AFC recorded equity in net losses of investee corporations of $5.6 million in 1997 and $17 million in 1996. Chiquita's loss attributable to common shareholders was $17 million for 1997; results were adversely affected by a stronger dollar in relation to major European currencies (mitigated in part by the company's foreign currency hedging program) and by increased banana production costs resulting primarily from widespread flooding in 1996. These factors more than offset the benefit of higher local currency banana pricing in Europe during the second half of the year. For 1996, the loss attributable to common shareholders was $63 million and included pretax writedowns and costs of $70 million resulting from (i) industry-wide flooding in Costa Rica, Guatemala and Honduras, (ii) certain strategic undertakings designed to achieve further long-term reductions in the delivered product cost of Chiquita bananas and (iii) certain claims relating to prior European Union quota restructuring actions.

   1996 compared to 1995 AFC's equity in net earnings of investee corporations decreased $32 million in 1996 compared to 1995. Chiquita reported a decrease in earnings attributable to common shareholders of $63 million in 1996 due primarily to the pretax writedowns and costs of $70 million mentioned above. Earnings attributable to common shareholders for 1995 were $946,000 and included a pretax gain of $19 million primarily resulting from divestitures of operations and other actions taken as part of the company's ongoing program to improve shareholder value. These divestitures and other actions included sales of older ships, the sale of Chiquita's Costa Rican edible oils operations, the shut-down of a portion of Chiquita's juice operations and the reconfiguration of banana production assets.

Gains on Sales of Investees The gain on sale of investee in 1997 represents a pretax gain to AFC as a result of Chiquita's public issuance of 4.6 million shares of its common stock. The gain on sale of investee in 1996 represents a pretax gain, before $6.5 million of minority interest, on the sale of Citicasters common stock.

Gains on Sales of Subsidiaries The gains on sales of subsidiaries in 1997 include (i) a pretax gain of $49.9 million on the sale of MDI and (ii) a charge of $17 million relating to operations expected to be sold or otherwise disposed of in 1998.

The gains on sales of subsidiaries in 1996 include a pretax gain of $33.9 million on the sale of Buckeye Management Company and the settlement of litigation related to a subsidiary sold in 1993.

Other Income Other income increased $18.0 million (13%) in 1997 compared to 1996 due primarily to income of $46.3 million from the sale of development rights in New York City (including
$32.5 million on rights sold to AFG), partially offset by the absence of revenues from a non-insurance subsidiary which was sold in the first quarter of 1997.

Annuity Benefits For GAAP financial reporting purposes, annuity receipts are accounted for as interest-bearing deposits
("annuity benefits accumulated") rather than as revenues.
Under these contracts, policyholders' funds are credited with interest on a tax-deferred basis until withdrawn by the policyholder. Annuity benefits represent primarily interest related to annuity policyholders' funds held. The rate at which AAG credits interest on most of its annuity policyholders' funds is subject to change based on management's judgment of market conditions.

   Fixed annuity receipts totaled approximately $490 million in 1997, $570 million in 1996 and $460 million in 1995. Annuity receipts increased each year from 1993 through 1996 due primarily to sales of newly introduced single premium products and, in 1995, the development of new distribution channels. Annuity receipts in 1997 reflect the decrease of business written by a single agency from $99 million in 1996 to $23 million in 1997. AAG is no longer writing business through this agency.

   Annuity benefits increased $7 million (3%) in 1997 and $17.2 million (7%) in 1996 due primarily to an increase in average annuity benefits accumulated partially offset by decreases in crediting rates on AAG's fixed rate annuities.

Interest on Borrowed Money Changes in interest expense result from fluctuations in market rates as well as changes in borrowings. AFC has generally financed its borrowings on a long-term basis which has resulted in higher current costs.

   1997 compared to 1996  Interest expense increased
$1.0 million (1%) from 1996. The increase reflects increased borrowings from AFG, partially offset by the effect of significant debt reductions during 1996.

   1996 compared to 1995 Interest expense for 1996 was $86.1 million and interest expense for 1995, adjusted to reflect the effect of the Mergers retroactively to January 1, 1995, was $116.3 million. The $30 million (26%) decrease reflects significant debt retirements during both 1995 and 1996.

Minority Interest Expense Minority interest expense represents the interests of AFG (parent) and non-controlling shareholders of AFC subsidiaries in the earnings of those subsidiaries as well as accrued distributions on trust preferred securities. Minority interest expense for 1996 includes $6.5 million related to the sale of Citicasters shares held by AFEI.

Other Operating and General Expenses Operating and general expenses in 1997 include third quarter charges of $5.5 million relating to an arbitration settlement and $4.0 million relating to relocating a subsidiary's operations to Cincinnati. These charges were more than offset by a reduction caused by the absence of expenses from a non-insurance subsidiary which was sold in the first quarter of 1997.

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

  SFAS #      Subject of Standard      Period to be Implemented
   130        Comprehensive Income          1st quarter of 1998
   131        Segment Information           4th quarter of 1998

   SFAS No. 130 establishes standards for the reporting of a company's change in equity during the period from non-owner sources. For AFC, comprehensive income will principally consist of net income and the change in net unrealized gains on marketable securities. SFAS No. 131 establishes standards for the way companies report information about operating segments, products and services, geographic areas and major customers. Implementation of these standards will not have a significant effect on AFC's financial position, net income or reported segments.

                                ITEM 8

             Financial Statements and Supplementary Data

                                                               Page

Report of Independent Auditors                                  F-1

Consolidated Balance Sheet:
   December 31, 1997 and 1996                                   F-2

Consolidated Statement of Earnings:
   Years ended December 31, 1997, 1996 and 1995                 F-3

Consolidated Statement of Changes in Shareholders' Equity:
   Years ended December 31, 1997, 1996 and 1995                 F-4

Consolidated Statement of Cash Flows:
   Years ended December 31, 1997, 1996 and 1995                 F-5

Notes to Consolidated Financial Statements                      F-6


"Selected Quarterly Financial Data" has been included in Note P to the Consolidated Financial Statements.

          _______________________________________________


                             PART III

   The information required by the following Items will be included in AFC's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year and is incorporated herein by reference.


   ITEM 10     Directors and Executive Officers of the Registrant


   ITEM 11     Executive Compensation


   ITEM 12     Security Ownership of Certain Beneficial Owners and Management


   ITEM 13     Certain Relationships and Related Transactions

                    REPORT OF INDEPENDENT AUDITORS


 Board of Directors
 American Financial Corporation

 We have audited the accompanying consolidated balance sheet of American Financial Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at
 Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Financial Corporation and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                    ERNST & YOUNG LLP


 Cincinnati, Ohio
 March 6, 1998

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
                            (In Thousands)

                                                             December 31,
                                                           1997         1996
Assets:
Cash and short-term investments                     $   231,227   $   404,831
Investments:
  Bonds and redeemable preferred stocks:
    Held to maturity - at amortized cost
     (market - $3,202,300 and $3,528,100)             3,120,106     3,491,126
    Available for sale - at market
     (amortized cost - $7,225,736 and $6,362,597)     7,532,836     6,494,597
  Other stocks - principally at market
    (cost - $153,322 and $142,364)                      446,222       327,664
  Investment in investee corporations                   200,714       199,651
  Loans receivable                                      512,608       568,055
  Real estate and other investments                     215,472       205,021
      Total investments                              12,027,958    11,286,114

Recoverables from reinsurers and prepaid
  reinsurance premiums                                  998,743       942,450
Agents' balances and premiums receivable                691,005       609,403
Deferred acquisition costs                              521,898       452,041
Other receivables                                       261,454       272,766
Deferred tax asset                                       41,413       137,284
Assets held in separate accounts                        300,491       247,579
Prepaid expenses, deferred charges and other assets     364,385       368,114
Cost in excess of net assets acquired                   299,408       278,581

                                                    $15,737,982   $14,999,163

Liabilities and Shareholders' Equity:
Unpaid losses and loss adjustment expenses          $ 4,225,336   $ 4,123,701
Unearned premiums                                     1,328,910     1,247,806
Annuity benefits accumulated                          5,528,111     5,365,612
Life, accident and health reserves                      709,899       575,380
Payable to American Financial Group, Inc.               352,766       422,015
Other long-term debt:
  Holding companies                                     286,661       339,504
  Subsidiaries                                          194,084       178,415
Liabilities related to separate accounts                300,491       247,579
Accounts payable, accrued expenses and other
  liabilities                                           908,622       915,398
     Total liabilities                               13,834,880    13,415,410

Minority interest                                       509,619       306,858

Shareholders' Equity:
  Preferred Stock (liquidation value
    - $72,154 and $258,638)                              72,154       162,760
  Common Stock, no par value
   - 20,000,000 and 53,500,000 shares authorized
   - 10,593,000 and 45,000,000 shares outstanding         9,625         9,625
  Capital surplus                                       936,154       919,746
  Retained earnings                                      34,350         1,364
  Net unrealized gain on marketable securities,
    net of deferred income taxes                        341,200       183,400
     Total shareholders' equity                       1,393,483     1,276,895

                                                    $15,737,982   $14,999,163

See notes to consolidated financial statements.

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF EARNINGS
                            (In Thousands)


                                                    Year ended December 31,
                                                  1997        1996        1995
Income:
  Property and casualty insurance premiums  $2,824,381  $2,844,512  $2,648,703
  Life, accident and health premiums           121,506     103,552      15,691
  Investment income                            868,689     845,330     749,510
  Equity in net earnings (losses) of
    investees                                   (5,564)    (16,955)     15,237
  Realized gains (losses) on sales of
    securities                                  46,006     (3,470)      84,028
  Gains on sales of investees                   11,428     169,138         335
  Gains on sales of subsidiaries                33,602      36,837        -
  Other income                                 152,854     134,904     114,602
                                             4,052,902   4,113,848   3,628,106

Costs and Expenses:
  Property and casualty insurance:
    Losses and loss adjustment expenses 2,075,616 2,131,421 1,977,395 Commissions and other underwriting
      expenses                                 790,324     793,800     707,340
  Annuity benefits                             278,829     271,821     254,650
  Life, accident and health benefits           110,082      92,315      13,202
  Interest charges on borrowed money            87,155      86,148     122,568
  Minority interest expense                     45,477      54,748      28,165
  Other operating and general expenses         331,655     344,052     272,888
                                             3,719,138   3,774,305   3,376,208
Earnings before income taxes and
  extraordinary items                          333,764     339,543     251,898
Provision for income taxes                     125,227      89,658      56,447

Earnings before extraordinary items            208,537     249,885     195,451

Extraordinary items - gain (loss) on
  prepayment of debt                            (7,147)    (27,889)      1,832

Net Earnings                                $  201,390  $  221,996  $  197,283




See notes to consolidated financial statements.

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                            (In Thousands)

                                                     Common Stock                       Net
                                          Preferred   and Capital    Retained    Unrealized
                                              Stock       Surplus    Earnings          Gain
Balance at December 31, 1994               $168,484      $    904    $223,095     $   3,500

Adjustment for pooling of
  interests at April 3, 1995                   -          454,969        -            2,400
Net earnings                                   -             -        197,283          -
Change in unrealized                           -             -           -          234,600
Exercise of stock options                      -            8,721        -             -
Dividends on:
  Preferred Stock                              -             -        (25,397)         -
  Common Stock                                 -             -        (29,855)         -
Capital contribution from parent               -            9,333        -             -
Change in foreign currency translation         -               64        -             -
Balance at December 31, 1995                168,484       473,991     365,126       240,500

Net earnings                                   -             -        221,996          -
Change in unrealized                           -             -           -          (57,100)
Dividends on:
  Preferred Stock                              -             -        (24,898)         -
  Common Stock                                 -             -       (560,860)         -
Purchases and redemptions                   (22,524)      (14,388)       -             -
Sale of preferred shares to
  employee benefit plan                      16,800          -           -             -
Capital contribution from parent               -          468,666        -             -
Change in foreign currency translation         -            1,102        -             -
Balance at December 31, 1996                162,760       929,371       1,364       183,400

Net earnings                                   -             -        201,390          -
Change in unrealized                           -             -           -          157,800
Dividends on:
  Preferred Stock                              -             -        (15,071)         -
  Common Stock                                 -             -           -             -
Purchases and redemptions                  (162,760)         -       (153,333)         -
Issuance of Preferred Stock                  72,154          -           -             -
Capital contribution from parent               -           16,707        -             -
Change in foreign currency translation         -             (299)       -             -
Balance at December 31, 1997               $ 72,154      $945,779    $ 34,350      $341,200

See notes to consolidated financial statements.

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In Thousands)

                                                            Year ended December 31,
Operating Activities:                                  1997          1996          1995
  Net earnings                                   $  201,390    $  221,996    $  197,283
  Adjustments:
    Extraordinary items                               7,147        27,889        (1,832)
    Depreciation and amortization                    76,434        79,425        47,760
    Annuity benefits                                278,829       271,821       254,650
    Equity in net (earnings) losses of
      investee corporations                           5,564        16,955       (15,237)
    Changes in reserves on assets                     7,610         5,656         2,302
    Realized gains on investing activities         (135,657)     (198,676)      (84,995)
    Decrease (increase) in reinsurance and
      other receivables                            (189,643)       95,553        25,781
    Decrease (increase) in other assets             (48,309)       23,665       (10,955)
    Increase in insurance claims and reserves       206,900         9,171       137,180
    Decrease in other liabilities                   (29,935)     (211,697)     (255,404)
    Increase in minority interest                    36,440        52,333        18,989
    Dividends from investees                          4,799         4,799         9,568
    Other, net                                      (25,711)       (3,989)       (1,233)
                                                    395,858       394,901       323,857
Investing Activities:
  Purchases of and additional investments in:
    Fixed maturity investments                   (2,555,060)   (2,128,015)   (2,378,427)
    Equity securities                               (37,107)      (10,528)       (1,034)
    Investees and subsidiaries                      (93,841)         -          (68,591)
    Real estate, property and equipment             (64,915)      (38,035)      (42,579)
  Maturities and redemptions of fixed maturity
    investments                                     897,786       615,849       308,526
  Sales of:
    Fixed maturity investments                    1,407,598       881,114     2,310,837
    Equity securities                               104,960        53,195        17,379
    Investees and subsidiaries                       32,500       284,277          -
    Real estate, property and equipment              23,289         7,981        27,759
  Cash and short-term investments of acquired
    (former) subsidiary                               2,714        (4,589)      392,100
  Decrease (increase) in other investments          (12,892)          594        (7,326)
                                                   (294,968)     (338,157)      558,644

Financing Activities:
  Fixed annuity receipts                            493,708       573,741       457,525
  Annuity surrenders, benefits and withdrawals     (607,174)     (517,881)     (412,854)
  Additional long-term borrowings                   184,150       288,775       337,076
  Reductions of long-term debt                     (230,688)     (582,288)   (1,061,187)
  Borrowings from AFG                               201,000       152,471       102,202
  Payments to AFG                                  (224,500)      (61,000)      (18,174)
  Issuance of Preferred Stock                          -           16,800          -
  Repurchases of Preferred Stock                   (243,939)      (36,912)       (2,880)
  Exercise of stock options                            -             -            8,721
  Issuance of trust preferred securities            149,353        72,412          -
  Capital contribution                               18,667        18,666         9,333
  Cash dividends paid                               (15,071)      (24,898)      (25,397)
                                                   (274,494)     (100,114)     (605,635)

Net Increase (Decrease) in Cash and Short-term
    Investments                                    (173,604)      (43,370)      276,866
Cash and short-term investments at beginning
  of period                                         404,831       448,201       171,335
Cash and short-term investments at end of
  period                                         $  231,227    $  404,831    $  448,201

See notes to consolidated financial statements.

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


_______________________________________________________________________________
                          INDEX TO NOTES

   A. Mergers                                  J. Minority Interest
   B. Accounting Policies                      K. Preferred Stock
   C. Acquisitions and Sales of Subsidiaries   L. Common Stock
        and Investees                          M. Income Taxes
   D. Segments of Operations                   N. Extraordinary Items
   E. Investments                              O. Commitments and Contingencies
   F. Investment in Investee Corporations      P. Quarterly Operating Results
   G. Cost in Excess of Net Assets Acquired    Q. Insurance
   H. Payable to American Financial Group      R. Additional Information
   I. Other Long-Term Debt

_______________________________________________________________________________


A. Mergers On April 3, 1995, American Financial Corporation ("AFC") merged with a newly formed subsidiary of American Financial Group, Inc. ("AFG"), a new company formed to own 100% of the common stock of both AFC and American Premier Underwriters, Inc. ("American Premier" or "APU"). In the transaction, Carl H. Lindner and members of his family, who owned 100% of the Common Stock of AFC, exchanged their AFC Common Stock for approximately 55% of American Financial Group voting common stock. Former shareholders of American Premier, including AFC and its subsidiaries, received shares of American Financial Group stock on a one-for-one basis.
   No gain or loss was recorded on the exchange of shares.

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

B. Accounting Policies

   Basis of Presentation The consolidated financial statements include the accounts of AFC and its subsidiaries. Mergers and changes in ownership levels of subsidiaries and affiliates have resulted in certain differences in the financial statements and have affected comparability between years. Certain reclassifications have been made to prior years to conform to the current year's presentation. All significant intercompany balances and transactions have been eliminated. With the exception of the acquisition of American Premier, all acquisitions have been treated as purchases and the results of operations of companies since their formation or acquisition are included in the consolidated financial statements.

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

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

   AFC's voting ownership of subsidiaries and significant
   affiliates at December 31, was as follows:
                                                       1997   1996   1995
      American Annuity Group, Inc. ("AAG")              81%    81%    81%
      American Financial Enterprises, Inc. ("AFEI")     80%    83%    83%
      American Premier Underwriters, Inc.               81%    81%     -
      Chiquita Brands International, Inc.               39%    43%    44%
      Citicasters Inc.                                   -     (a)    38%

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

   Investment in Investee Corporations Investments in securities of 20%- to 50%-owned companies are generally carried at cost, adjusted for AFC's proportionate share of their undistributed earnings or losses.

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

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

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

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

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

   Benefit Plans AFC provides retirement benefits to qualified employees of participating companies through contributory and noncontributory defined contribution plans. Contributions to benefit plans are charged against earnings in the year for which they are declared. Prior to 1997, both AFC and American Premier had contributory employee savings plans and noncontributory Employee Stock Ownership Retirement Plans ("ESORP"). Effective January 1, 1997, these ESORP plans were combined into a new retirement and savings plan. Under the retirement portion of the plan, company contributions (approximately 6% of covered compensation in 1997) are invested primarily in securities of AFG and affiliates. Under the savings portion of the plan, AFC matches a specific portion of employee contributions.

   AFC and many of its subsidiaries provide health care and life insurance benefits to eligible retirees. AFC also provides postemployment benefits to former or inactive employees (primarily those on disability) who were not deemed retired under other company plans. The projected future cost of providing these benefits is expensed over the period the employees earn such benefits.

   Minority Interest For balance sheet purposes, minority interest represents the interests of non-controlling shareholders in AFC subsidiaries, including preferred securities issued by trust subsidiaries of AAG, and AFG's direct ownership interest in American Premier and AFEI. For income statement purposes, minority interest expense represents those shareholders' interest in the earnings of AFC subsidiaries as well as accrued distributions on the trust preferred securities.

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

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

   Issuances of Stock by Subsidiaries and Investees  Changes in
   AFC's equity in a subsidiary or an investee caused by issuances of the subsidiary's or investee's stock are accounted for as gains or losses where such issuance is not a part of a broader reorganization.

   Fair Value of Financial Instruments Methods and assumptions used in estimating fair values are described in Note R to the financial statements. These fair values represent point-in-time estimates of value that might not be particularly relevant in predicting AFC's future earnings or cash flows.

C. Acquisitions and Sales of Subsidiaries and Investees

   Millennium Dynamics, Inc. In December 1997, AFC completed the sale of the assets of its software solutions and consulting services subsidiary, Millennium Dynamics, Inc. ("MDI"), to a subsidiary of Peritus Software Services, Inc. for $30 million in cash and 2,175,000 shares of Peritus common stock. AFC recognized a pretax gain of approximately $50 million on the sale.

   Chiquita  During the second half of 1997, Chiquita issued
   4.6 million shares of its common stock in acquisitions of operating businesses. AFC recorded a pretax gain in the fourth quarter of 1997 of approximately $11 million representing the excess of AFC's equity in Chiquita following the issuances of its common stock over AFC's previously recorded carrying value.

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

   The Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is scheduled to become effective during the fourth quarter of 1998. The implementation of SFAS No. 131 is not expected to have a material effect on the segments currently disclosed by AFC.

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

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

                                               1997         1996         1995
   Assets
   Property and casualty insurance (a)  $ 7,517,856  $ 7,116,088  $ 7,443,115
   Annuities and life                     7,693,463    7,009,127    6,600,377
   Other                                    325,949      674,297      501,417
                                         15,537,268   14,799,512   14,544,909
   Investment in investees                  200,714      199,651      306,545

                                        $15,737,982  $14,999,163  $14,851,454
   Revenues (b)
   Property and casualty insurance:
     Premiums earned:
       Nonstandard automobile           $ 1,205,200  $ 1,183,098  $   954,210
       Specialty lines                    1,055,935      976,150      995,528
       Commercial and personal lines        563,217      684,776      697,512
       Other lines                               29          488        1,453
                                          2,824,381    2,844,512    2,648,703
     Investment and other income            448,849      500,897      465,998
                                          3,273,230    3,345,409    3,114,701
   Annuities and life (c)                   638,348      585,079      444,082
   Other                                    146,888      200,315       54,086
                                          4,058,466    4,130,803    3,612,869
   Equity in net earnings (losses)
     of investees                            (5,564)     (16,955)      15,237

                                        $ 4,052,902  $ 4,113,848  $ 3,628,106

   Operating Profit (Loss)
   Property and casualty insurance:
     Underwriting:
       Nonstandard automobile           $    33,456  $     1,015  ($   60,316)
       Specialty lines                       10,888      154,329       50,690
       Commercial and personal lines        (33,882)     (72,513)       5,315
       Other lines (d)                      (52,021)    (163,540)     (31,721)
                                            (41,559)     (80,709)     (36,032)
     Investment and other income            311,169      359,002      357,617
                                            269,610      278,293      321,585
   Annuities and life                        93,794       77,119       79,579
   Other (e)                                (24,076)       1,086     (164,503)
                                            339,328      356,498      236,661
   Equity in net earnings (losses) of
     investees                               (5,564)     (16,955)      15,237

                                        $   333,764  $   339,543   $  251,898

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

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

E. Investments Bonds, redeemable preferred stocks and other stocks at December 31, consisted of the following (in millions):

                                                      1997
                                                Held to Maturity
                                  Amortized      Market      Gross Unrealized
                                       Cost       Value      Gains     Losses
   Bonds and redeemable
    preferred stocks:
     United States Government
      and government agencies
      and authorities              $     -     $    -        $  -        $ -
     States, municipalities and
      political subdivisions           72.0        73.6        1.8        (.2)
     Foreign government                 8.3         8.9         .6         -
     Public utilities                 459.7       466.7        8.3       (1.3)
     Mortgage-backed securities       868.9       899.4       30.6        (.1)
     All other corporate            1,711.2     1,753.7       43.6       (1.1)
     Redeemable preferred stocks         -           -          -          -
                                   $3,120.1    $3,202.3      $84.9      ($2.7)

                                                        1997
                                                Available for Sale
                                  Amortized      Market      Gross Unrealized
                                       Cost       Value      Gains     Losses
   Bonds and redeemable
    preferred stocks:
     United States Government
      and government agencies
      and authorities              $  600.8    $  618.6      $ 18.1    ($  .3)
     States, municipalities and
      political subdivisions           86.7        89.3         2.6        -
     Foreign government                55.9        57.9         2.1       (.1)
     Public utilities                 359.3       374.7        15.7       (.3)
     Mortgage-backed securities     1,715.7     1,779.4        65.5      (1.8)
     All other corporate            4,336.9     4,536.9       200.0        -
     Redeemable preferred stocks       70.4        76.0         5.9       (.3)
                                   $7,225.7    $7,532.8      $309.9    ($ 2.8)

   Other stocks                    $  153.3    $  446.2      $293.7    ($  .8)

                                                      1996
                                                Held to Maturity
                                  Amortized      Market      Gross Unrealized
                                      Cost        Value      Gains     Losses
   Bonds and redeemable
    preferred stocks:
     United States Government
      and government agencies
      and authorities              $     -     $     -       $   -      $  -
    States, municipalities and
     political subdivisions            80.0        79.9         1.1      (1.2)
    Foreign government                  8.5         9.0          .5        -
    Public utilities                  501.4       501.4         6.4      (6.4)
    Mortgage-backed securities        935.9       949.0        18.8      (5.7)
    All other corporate             1,965.3     1,988.8        34.8     (11.3)
    Redeemable preferred stocks          -           -           -         -

                                   $3,491.1    $3,528.1       $61.6    ($24.6)



                                                      1996
                                                Available for Sale
                                  Amortized      Market      Gross Unrealized
                                       Cost       Value      Gains     Losses
   Bonds and redeemable
    preferred stocks:
     United States Government
      and government agencies
      and authorities              $  472.2     $  475.7      $ 7.3    ($ 3.8)
     States, municipalities and
      political subdivisions           39.6         39.7         .5       (.4)
     Foreign government                94.5         94.3         .8      (1.0)
     Public utilities                 443.8        453.6       13.1      (3.3)
     Mortgage-backed securities     1,626.3      1,637.9       28.1     (16.5)
     All other corporate            3,624.4      3,733.0      122.2     (13.6)
     Redeemable preferred stocks       61.8         60.4        1.5      (2.9)
                                   $6,362.6     $6,494.6     $173.5    ($41.5)
   Other stocks                    $  142.4     $  327.7     $191.6    ($ 6.3)

   The table below sets forth the scheduled maturities of bonds and redeemable preferred stocks based on carrying value as of December 31, 1997. Data based on market value is generally the same. Mortgage-backed securities had an average life of approximately 6.5 years at December 31, 1997.

                                                 Held to   Available
              Maturity                          Maturity    for Sale
            One year or less                          6%          3%
            After one year through five years        32          18
            After five years through ten years       30          37
            After ten years                           4          18
                                                     72          76
            Mortgage-backed securities               28          24
                                                    100%        100%

   Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.

   Included in equity securities at December 31, 1997 and 1996 are $313 million and $220 million, respectively, of securities of Provident Financial Group, Inc. which exceeded 10% of Shareholders' Equity.

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

   Realized gains (losses) and changes in unrealized appreciation
   (depreciation) on fixed maturity and equity security investments are summarized as follows (in thousands):

                               Fixed      Equity        Tax
                          Maturities  Securities    Effects       Total
     1997
     Realized               $ 11,542    $ 34,464  ($ 16,102)   $ 29,904
     Change in Unrealized    220,320     107,600   (114,772)    213,148

     1996
     Realized               (16,545)      13,075      8,199       4,729
     Change in Unrealized  (272,583)      70,000     70,904    (131,679)

     1995
     Realized                 77,963       6,065    (13,915)     70,113
     Change in Unrealized    810,690      43,700   (288,001)    566,389

   Transactions in fixed maturity investments included in the Statement of Cash Flows consisted of the following (in millions):

                                     Maturities
                                            and              Gross    Gross
                         Purchases  Redemptions     Sales    Gains   Losses

     1997
     Held to Maturity     $    5.6       $422.3  $    8.0    $  .5   ($ 1.0)
     Available for Sale    2,549.5        475.5   1,399.6     37.7    (25.7)
          Total           $2,555.1       $897.8  $1,407.6    $38.2   ($26.7)

     1996
     Held to Maturity     $  202.2       $331.0  $    9.3    $ 2.4   ($ 1.2)
     Available for Sale    1,925.8        284.8     871.8     29.6    (47.3)
          Total           $2,128.0       $615.8  $  881.1    $32.0   ($48.5)

     1995
     Held to Maturity     $  774.8       $175.2  $   12.9    $ 1.9   ($ 2.3)
     Available for Sale    1,603.6        133.3   2,297.9     88.0     (9.6)
          Total           $2,378.4       $308.5  $2,310.8    $89.9   ($11.9)

   Securities classified as "held to maturity" having an amortized cost of $8.2 million, $9.5 million and $14.7 million were sold for a loss of $170,000, $159,000 and $1.8 million in 1997, 1996 and 1995, respectively, due to significant deterioration in the issuers' creditworthiness.

          AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

F. Investment in Investee Corporations All of the companies named in the following table have been subject to the rules and regulations of the SEC. The market value of AFC's investment in Chiquita was $391 million and $306 million at December 31, 1997 and 1996, respectively. AFC's investment (and common stock ownership percentage) and equity in net earnings and losses of investees are stated below (dollars in thousands):

                            Investment (Ownership %)      Equity in Net Earnings (Losses)
                        12/31/97         12/31/96              1997       1996       1995
   Chiquita (a)         $200,714 (39%)   $199,651 (43%)     ($5,564)  ($18,415)   $ 3,628
   Citicasters (b)          -                -                 -         1,460      4,702
   American Premier(c)      -                -                 -          -         6,907

                        $200,714         $199,651           ($5,564)  ($16,955)   $15,237

   (a) Equity in net earnings (losses) excludes AFC's share of amounts included in extraordinary items.
   (b) Sold in September 1996.
   (c) Accounted for as an 81% subsidiary beginning in April 1995.

   Chiquita is a leading international marketer, producer and distributor of bananas and other quality fresh and processed food products.  Summarized financial information for Chiquita at
   December 31, is shown below (in millions):
                                                        1997    1996     1995

     Current Assets                                   $  783  $  844
     Non-current Assets                                1,618   1,623
     Current Liabilities                                 483     464
     Non-current Liabilities                           1,138   1,279
     Shareholders' Equity                                780     724

     Net Sales of Continuing Operations               $2,434  $2,435   $2,566
     Operating Income                                    100      84      176
     Income (Loss) from Continuing Operations            -       (28)      28
     Discontinued Operations                             -       -        (11)
     Extraordinary Loss from Debt Refinancings           -       (23)      (8)
     Net Income (Loss)                                   -       (51)       9
     Net Income (Loss) Attributable to Common Shares     (17)    (63)       1


G. Cost in Excess of Net Assets Acquired At December 31, 1997 and 1996, accumulated amortization of the excess of cost over net assets of purchased subsidiaries amounted to approximately
   $133 million and $121 million, respectively. Amortization expense was $11.6 million in 1997, $10.8 million in 1996 and $9.2 million in 1995.

             AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

H. Payable to American Financial Group Following the Mergers, American Premier agreed to lend up to $675 million to AFC under a line of credit. Borrowings under the credit line bore interest at 11-5/8%. On December 27, 1996, American Premier paid a dividend to AFG which consisted of the $675 million note receivable plus accrued interest. Subsequently, AFG contributed $450 million of the note to AFC.

   Also subsequent to the Mergers, American Premier entered into a credit agreement with AFG under which American Premier and AFG made loans of up to $250 million available to each other. The balance outstanding under the credit line bore interest at a variable rate of one percent over LIBOR.

   In December 1997, AFG's credit agreements with AFC and APU were replaced with a ten-year reciprocal Master Credit
   Agreement among AFG, three AFG subsidiary holding companies including APU, AFC and AFC's direct parent, AFC Holding
   Company, under which funds are made available to each other at one percent over LIBOR.

   At December 31, 1997 and 1996, AFC and APU had outstanding borrowings due AFG and AFC Holding under the above agreements of $344.5 million (plus accrued interest of $8.3 million) and $400.4 million (plus accrued interest of $21.6 million), respectively.

I. Other Long-Term Debt Long-term debt consisted of the following at December 31, (in thousands):
                                                         1997       1996
   Holding Companies:
     AFC 9-3/4% Debentures due April 2004,
       less discount of $737 and $1,146
         (imputed rate - 9.8%)                       $ 79,792   $164,368
     APU 9-3/4% Subordinated Notes due August 1999,
       including premium of $1,224 and $1,912
       (imputed rate - 8.8%)                           92,127     93,604
     APU 10-5/8% Subordinated Notes due April 2000,
       including premium of $1,559 and $2,629
       (imputed rate - 8.8%)                           43,889     54,595
     APU 10-7/8% Subordinated Notes due May 2011,
       including premium of $1,584 and $1,642
       (imputed rate - 9.6%)                           17,586     18,496
     GAHC notes payable under bank line                45,000       -
     Other                                              8,267      8,441

                                                     $286,661   $339,504

   Subsidiaries:
     AAG notes payable under bank lines              $107,000   $ 44,700
     AAG 11-1/8% Senior Subordinated Notes
       due February 2003                               24,080     24,080
     AAG 9-1/2% Senior Notes                             -        40,845
     Notes payable secured by real estate              49,525     52,543
     Other                                             13,479     16,247

                                                     $194,084   $178,415

             AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

     At December 31, 1997, sinking fund and other scheduled principal payments on debt for the subsequent five years, adjusted to reflect financing transactions through February
   1998, were as follows (in thousands):

                Holding
              Companies      Subsidiaries       Total
      1998      $   -           $ 1,983      $  1,983
      1999       90,903           2,087        92,990
      2000       42,330           8,803        51,133
      2001          -            38,509        38,509
      2002       50,399          61,440       111,839

   Debentures purchased in excess of scheduled payments may be applied to satisfy any sinking fund requirement. The scheduled principal payments shown above assume that debentures previously purchased are applied to the earliest scheduled retirements.

   At December 31, 1997, the weighted average interest rate on amounts borrowed under Great American Holding Corporation's ("GAHC") bank credit line was 6.81%. In February 1998, AFC entered into a new unsecured credit agreement with a group of banks and the GAHC and APU agreements were terminated. Under the terms of the new agreement, AFC can borrow up to $300 million through December 2002. Borrowings bear interest at floating rates based on prime or LIBOR.

   At December 31, 1997 and 1996, the weighted average interest rate on amounts borrowed under AAG's bank credit lines was 6.80% and 6.68%, respectively. In January 1998, AAG replaced its existing bank lines with a new $200 million unsecured credit agreement. Loans under the credit agreement mature from 2000 to 2003 and bear interest at floating rates based on prime or LIBOR. In February 1998, AAG borrowed
   $50 million under the line and retired its 11-1/8% Notes (including $24.3 million principal amount held by AAG entities).

   Significant retirements of long-term debt since January 1,
   1996, have been as follows (in millions):
                              Year      Principal      Cost

     AFC Debentures           1996         $138.2    $147.9
                              1997           85.0      96.7

     American Premier Notes   1996          160.1     177.2
                              1997           11.3      12.5

     AAG Notes                1996           78.0      84.2
                              1997           40.8      42.5
                              1998 (2 mos)   24.1      24.8

   Cash interest payments of $98 million, $83 million and $137 million were made on long-term borrowings in 1997, 1996 and 1995, respectively.

J. Minority Interest Minority interest in AFC's balance sheet is comprised of the following (in thousands):

                                             1997      1996
      Interest of AFG (parent) and
        non-controlling shareholders
        in subsidiaries' common stock    $284,619  $231,858
      Preferred securities issued by
        subsidiary trusts                 225,000    75,000

                                         $509,619  $306,858

             AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

   Trust Issued Preferred Securities Wholly-owned subsidiary trusts of AAG have issued $225 million of preferred securities and, in turn, purchased $225 million of newly-authorized AAG subordinated debt issues which provide interest and principal payments to fund the respective trusts' obligations. The preferred securities are mandatorily redeemable upon maturity or redemption of the subordinated debt.

   The preferred securities are summarized as follows:

    Date of                                             Optional
    Issuance       Issue (Maturity Date)       Amount   Redemption Dates

    November 1996  9-1/4% TOPrS (2026)    $75,000,000   On or after 11/7/2001
    March 1997     8-7/8% Pfd (2027)       75,000,000   On or after 3/1/2007
    May 1997       7-1/4% ROPES (2041)     75,000,000   Prior to 9/28/2000 and
                                                           after 9/28/2001

   AAG effectively provides unconditional guarantees of its trusts' obligations.

   Minority Interest Expense Minority interest expense is comprised of (in thousands):

                                                  1997      1996      1995
      Interest of AFG (parent) and
        non-controlling shareholders
        in earnings of subsidiaries            $29,978   $53,717   $28,165
      Accrued distributions on trust issued
        preferred securities                    15,499     1,031      -

                                               $45,477   $54,748   $28,165

K. Preferred Stock  Under provisions of both the Nonvoting
   (4.0 million shares authorized) and Voting (4.0 million shares authorized) Cumulative Preferred Stock, the Board of Directors may divide the authorized stock into series and set specific terms and conditions of each series. At
   December 31, 1997, the outstanding shares of AFC's Preferred Stock consisted of the following:

       Series J, no par value; $25.00 liquidating value per share; annual dividends per share $2.00; redeemable at $25.75 per share beginning December 2005 declining to $25.00 at December 2007; 2,886,161 shares (stated value $72.2 million) outstanding at December 31, 1997.

   At December 31, 1996, AFC's outstanding 11,900,725 shares of
   Series F Preferred Stock had a stated value of $145.4 million; its 1,964,158 shares of Series G Preferred
   Stock had a stated value of $17.4 million.

   In December 1997, AFC retired all shares of its Series F and G Preferred Stock in exchange for approximately $244 million in cash and 2,886,161 million shares of the Series J Preferred Stock. AFC recognized a charge to retained earnings of $153.3 million representing the excess of total consideration paid over the stated value of the preferred stock retired.

   In December 1996, AFC redeemed 1.6 million shares of its Series F Preferred Stock for $31.9 million and, in October 1996, purchased 250,000 shares of Series F from its ESORP for $5.0 million. In December 1996, AFC issued 1.6 million shares of its Series G Preferred Stock to its ESORP for $16.8 million. During 1995, AFC retired its mandatory redeemable preferred stock for an aggregate of $2.9 million.

             AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

L. Common Stock At December 31, 1997, American Financial Group owned all of the outstanding shares of AFC's Common Stock.
   The number of shares of AFC Common Stock outstanding were reduced from 45,000,000 to 10,593,000 in connection with the retirement of Series F and G Preferred Stock in December 1997.

M. Income Taxes The following is a reconciliation of income taxes at the statutory rate of 35% and income taxes as shown in the Statement of Earnings (in thousands):

                                                 1997       1996       1995
    Earnings before income taxes and
      extraordinary items                    $333,764   $339,543   $251,898
    Extraordinary items before income taxes   (11,201)   (34,892)     1,551

    Adjusted earnings before income taxes    $322,563   $304,651   $253,449

    Income taxes at statutory rate           $112,897   $106,628   $ 88,707
    Effect of:
      Minority interest                        10,168     18,507      9,533
      Losses utilized                          (3,164)   (43,789)   (40,292)
      Amortization of intangibles               3,362      3,065      3,015
      Foreign income taxes                      2,954      3,474        359
      State income taxes                       (2,739)     4,140         81
      Dividends received deduction             (2,002)    (7,450)    (7,823)
      Tax exempt interest                        (384)      (597)      (897)
      Other                                        81     (1,323)     3,483
    Total provision                           121,173     82,655     56,166
    Amounts applicable to
      extraordinary items                       4,054      7,003        281
    Provision for income taxes as shown
      on the Statement of Earnings           $125,227   $ 89,658   $ 56,447

   Adjusted earnings before income taxes consisted of the following
   (in thousands):
                                                 1997       1996       1995
    Subject to tax in:
      United States                          $331,855   $318,919   $256,417
      Foreign jurisdictions                    (9,292)   (14,268)    (2,968)

                                             $322,563   $304,651   $253,449

   The total income tax provision consists of (in thousands):

                                                 1997       1996       1995
      Current taxes (credits):
        Federal                              $ 27,875   $ 22,450   $ 38,512
        Foreign                                  -        (1,735)    (1,213)
        State                                  (2,544)     6,369        124
      Deferred taxes:
        Federal                                96,301     55,250     18,191
        Foreign                                  (459)       321        552

                                             $121,173   $ 82,655   $ 56,166

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

   For income tax purposes, certain members of the AFC consolidated tax group had the following carryforwards available at Decem ber 31, 1997 (in millions):

                                   Expiring        Amount
                    {             1998 - 2002        $ 35
      Operating Loss{             2003 - 2007          95
                    {             2008 - 2012          60
      Capital Loss                       1999          91
      Other - Tax Credits                              23

   Deferred income tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The significant components of deferred tax assets and liabilities included in the Balance Sheet at December 31, were as follows (in millions):

                                             1997        1996
     Deferred tax assets:
       Net operating loss carryforwards    $ 66.6      $ 83.7
       Capital loss carryforwards            32.0        68.2
       Insurance claims and reserves        287.5       289.8
       Other, net                           148.8       142.2
                                            534.9       583.9
       Valuation allowance for deferred
         tax assets                         (97.9)     (131.9)
                                            437.0       452.0
     Deferred tax liabilities:
       Deferred acquisition costs          (127.4)     (124.9)
       Investment securities               (268.2)     (189.8)
                                           (395.6)     (314.7)

     Net deferred tax asset                $ 41.4      $137.3

   The gross deferred tax asset has been reduced by a valuation allowance based on an analysis of the likelihood of realization. Factors considered in assessing the need for a valuation allowance include: (i) recent tax returns, which show neither a history of large amounts of taxable income nor cumulative losses in recent years, (ii) opportunities to generate taxable income from sales of appreciated assets, and
   (iii) the likelihood of generating larger amounts of taxable income in the future. The likelihood of realizing this asset will be reviewed periodically; any adjustments required to the valuation allowance will be made in the period in which the developments on which they are based become known. The aggregate valuation allowance decreased by $34 million in 1997 due primarily to the expiration of American Premier's loss carryforwards.

   Cash payments for income taxes, net of refunds, were $43.7 million, $40.2 million and $14.8 million for 1997, 1996 and 1995, respectively.

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

N. Extraordinary Items Extraordinary items represent AFC's proportionate share of gains and losses related to debt retirements by the following companies. Amounts shown are net of minority interest and income tax benefits (in thousands):
                                  1997       1996       1995
      Holding Companies:
        AFC (parent)           ($5,395)  ($ 9,672)   ($1,713)
        APU (parent)              (502)    (2,636)     7,102
        GAHC                      -          -          (611)
      Subsidiaries:
        AAG                     (1,250)    (7,159)      (201)
        Other                     -            57        -
      Investee:
        Chiquita                  -        (8,479)    (2,745)

                               ($7,147)  ($27,889)    $1,832

O. Commitments and Contingencies Loss accruals have been recorded for various environmental and occupational injury and disease claims and other contingencies arising out of the railroad operations disposed of by American Premier's predecessor, Penn Central Transportation Company ("PCTC"), prior to its bankruptcy reorganization in 1978. Any ultimate liability arising therefrom in excess of previously established loss accruals would normally be attributable to pre-reorganization events and circumstances and accounted for as a reduction in capital surplus. However, under purchase accounting in connection with the Mergers, any such excess liability will be charged to earnings in AFC's financial statements.

   American Premier's liability for environmental claims
   ($39.5 million at December 31, 1997) consists of a number of proceedings and claims seeking to impose responsibility for hazardous waste remediation costs at certain railroad sites formerly owned by PCTC and certain other sites where hazardous waste was allegedly generated by PCTC's railroad operation. It is difficult to estimate remediation costs for a number of reasons, including the number and financial resources of other potentially responsible parties, the range of costs for remediation alternatives, changing technology and the time period over which these matters develop. American Premier's liability is based on information currently available and is subject to change as additional information becomes available.

   American Premier's liability for occupational injury and disease claims of $58.1 million (included in other liabilities) at December 31, 1997, includes pending and expected claims by former employees of PCTC for injury or disease allegedly caused by exposure to excessive noise, asbestos or other substances in the railroad workplace. Anticipated recoveries of $35.2 million on these liabilities are included in other assets. Recorded amounts are based on the accumulation of estimates of reported and unreported claims and related expenses and estimates of probable recoveries from insurance carriers.

   AFC has accrued approximately $14.2 million at December 31, 1997, for environmental costs and certain other matters associated with the sales of former operations.

   In management's opinion, the outcome of the items discussed under "Uncertainties" in Management's Discussion and Analysis and the above claims and contingencies will not, individually or in the aggregate, have a material adverse effect on AFC's financial condition or results of operations.

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

P. Quarterly Operating Results (Unaudited) The operations of certain of AFC's business segments are seasonal in nature. While insurance premiums are recognized on a relatively level basis, claim losses related to adverse weather (snow, hail, hurricanes, tornadoes, etc.) may be seasonal. Historically, Chiquita's operations are significantly stronger in the first and second quarters than in the third and fourth quarters. Quarterly results necessarily rely heavily on estimates. These estimates and certain other factors, such as the nature of investees' operations and discretionary sales of assets, cause the quarterly results not to be necessarily indicative of results for longer periods of time. The following are quarterly results of consolidated operations for the two years ended December 31, 1997 (in millions):

                                  1st       2nd       3rd      4th      Total
                              Quarter   Quarter   Quarter   Quarter      Year
      1997
      Revenues               $  945.6  $  987.5  $1,034.7  $1,085.1  $4,052.9
      Earnings before
        extraordinary items      62.0      60.7      34.9      50.9     208.5
      Extraordinary items         (.1)      -        (6.9)      (.1)     (7.1)
      Net earnings               61.9      60.7      28.0      50.8     201.4

      1996
      Revenues               $1,030.2  $1,032.8  $1,163.5  $  887.3  $4,113.8
      Earnings (loss) before
        extraordinary items      78.6      58.5     119.2      (6.4)    249.9
      Extraordinary items        (7.4)    (10.0)     (8.3)     (2.2)    (27.9)
      Net earnings (loss)        71.2      48.5     110.9      (8.6)    222.0

   In the fourth quarter of 1997, AFC increased California workers' compensation reserves by approximately $25 million due to increased claims severity related to business written in 1996 and 1997. The fourth quarter of 1997 also includes income of $46.3 million (included in "other income") from the sale of development rights in New York City partially offset by a $9.0 million charge related to insurance recoverables of American Premier's prior railroad business. In the third quarter of 1996, AFC increased A&E reserves by recording a non-cash pretax charge of $80 million and recorded losses due to Hurricane Fran of approximately $30 million.

   During the past two years, AFC has continued a strategy of disposing of non-core investments. Sales of significant affiliates have included the following: MDI (December 1997); Citicasters (September 1996); and Buckeye (March 1996). See Note C for a more detailed description of these and other transactions. Sales of subsidiaries in 1997 also includes a fourth quarter pretax charge of $17 million relating to operations expected to be sold or otherwise disposed of in 1998. Realized gains (losses) on sales of securities and affiliates amounted to (in millions):

                    1st       2nd      3rd      4th     Total
                Quarter   Quarter  Quarter  Quarter      Year

      1997        $ 2.5     $4.2    $ 29.7    $54.6    $ 91.0
      1996         52.6      5.7     172.5    (28.3)    202.5

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

Q. Insurance Securities owned by insurance subsidiaries having a carrying value of approximately $1.4 billion at December 31, 1997, were on deposit as required by regulatory authorities.

   Insurance Reserves The liability for losses and loss adjustment expenses for certain long-term scheduled payments under workers' compensation, auto liability and other liability insurance has been discounted at rates ranging from 4% to 8%. As a result, the total liability for losses and loss adjustment expenses at December 31, 1997, has been reduced by $60 million.

   The following table provides an analysis of changes in the liability for losses and loss adjustment expenses, net of reinsurance (and grossed up), over the past three years on a GAAP basis (in millions):

                                                1997     1996     1995

     Balance at beginning of period           $3,404   $3,393   $2,187

     Reserves of American Premier at date
       of the Mergers                           -        -       1,090

     Provision for losses and loss adjustment
       expenses occurring in the current year  2,045    2,179    2,116
     Net increase (decrease) in provision
       for claims occurring in prior years        31      (48)    (139)
                                               2,076    2,131    1,977
     Payments for losses and loss adjustment
       expenses occurring during:
         Current year                           (840)    (999)    (987)
         Prior years                          (1,151)  (1,121)    (874)
                                              (1,991)  (2,120)  (1,861)

     Balance at end of period                 $3,489   $3,404   $3,393

     Add back reinsurance recoverables           736      720      704

     Unpaid losses and loss adjustment
       expenses included in Balance Sheet,
       gross of reinsurance                   $4,225   $4,124   $4,097

   Net Investment Income The following table shows (in millions) investment income earned and investment expenses incurred by AFC's insurance companies.

                                                1997     1996     1995
     Insurance group investment income:
       Fixed maturities                       $830.6   $817.8   $727.3
       Equity securities                         6.4      8.2      5.3
       Other                                    10.6     13.5      7.9
                                               847.6    839.5    740.5
     Insurance group investment expenses (*)   (37.3)   (38.5)   (33.8)
                                              $810.3   $801.0   $706.7

     (*) Included primarily in "Other operating and general expenses" in the Statement of Earnings.

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

   Statutory Information  AFC's insurance subsidiaries are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Net earnings and policyholders' surplus on a statutory basis for the insurance subsidiaries were as follows (in millions):
                                                            Policyholders'
                                         Net Earnings           Surplus
                                      1997   1996   1995      1997    1996

     Property and casualty companies  $159   $276   $200    $1,916  $1,659
     Life insurance companies           74     67     76       324     287

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

                                             1997    1996    1995
     Reinsurance ceded to:
       Non-affiliates                        $614    $518    $476
       Affiliates                              -       -       33
     Reinsurance assumed - including
       involuntary pools and associations      89      58      93
     Reinsurance recoveries                   296     306     304

R. Additional Information Total rental expense for various leases of office space, data processing equipment and railroad rolling stock was $36 million, $34 million and $35 million for 1997, 1996 and 1995, respectively. Sublease rental income related to these leases totaled $5.4 million in 1997, $6.1 million in 1996 and $6.2 million in 1995.

   Future minimum rentals, related principally to office space and railroad rolling stock, required under operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 1997, were as follows:
   1998 - $37 million; 1999 - $31 million; 2000 - $22 million;
   2001 - $18 million; 2002 - $13 million; and $30 million thereafter. At December 31, 1997, minimum sublease rentals to be received through the expiration of the leases aggregated $14 million.

   Other operating and general expenses included charges for possible losses on agents' balances, reinsurance recoverables and other receivables in the following amounts: 1997 -
   $7.6 million; 1996 - $0; and 1995 - $0. The aggregate allowance for such losses amounted to approximately
   $131 million and $123 million at December 31, 1997 and 1996, respectively.

           AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

   Fair Value of Financial Instruments The following table presents (in millions) the carrying value and estimated fair value of AFC's financial instruments at December 31.

                                        1997                  1996
                                Carrying     Fair     Carrying      Fair
                                   Value    Value        Value     Value
     Assets:
     Bonds and redeemable
       preferred stocks          $10,653  $10,735      $ 9,986   $10,023
     Other stocks                    446      446          328       328
     Investment in investee
       corporations                  201      391          200       306

     Liabilities:
     Annuity benefits
       accumulated               $ 5,528  $ 5,319      $ 5,366   $ 5,180
     Long-term debt:
       Holding companies             287      301          340       362
       Subsidiaries                  194      195          178       183
     Trust preferred securities      225      230           75        77

     AFC Preferred Stock              72       74          163       264

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

   Financial Instruments with Off-Balance-Sheet Risk On occasion, AFC and its subsidiaries have entered into financial instrument transactions which may present off-balance-sheet risks of both credit and market risk nature. These transactions include commitments to fund loans, loan guarantees and commitments to purchase and sell securities or loans. At December 31, 1997, AFC and its subsidiaries had commitments to fund credit facilities and contribute limited partnership capital totaling $29 million.

   Restrictions on Transfer of Funds and Assets of Subsidiaries Payments of dividends, loans and advances by AFC's subsidiaries are subject to various state laws, federal regulations and debt covenants which limit the amount of dividends, loans and advances that can be paid. Under applicable restrictions, the maximum amount of dividends available to AFC in 1998 from its insurance subsidiaries without seeking regulatory clearance is approximately
   $221 million. Total "restrictions" on intercompany transfers from AFC's subsidiaries cannot be quantified due to the discretionary nature of the restrictions.

   Benefit Plans AFC expensed approximately $21 million in 1997, $17 million in 1996 and $16 million in 1995 for contributions to its retirement and employee savings plans.

   Transactions With Affiliates In December 1997, AFC recognized a gain of $32.5 million on the sale of development rights to AFG at their appraised value. In 1995, a subsidiary of AFC sold a house to its Chairman for its appraised value of $1.8 million.

                               PART IV

                               ITEM 14

       Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Documents filed as part of this Report:
       1. Financial Statements are included in Part II, Item 8.

       2. Financial Statement Schedules:
           A. Selected Quarterly Financial Data is included in Note P to the Consolidated Financial Statements.
           B. Schedules filed herewith for 1997, 1996 and 1995:
                                                                  Page
              I - Condensed Financial Information of Registrant   S-2

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

       3. Exhibits - see Exhibit Index on page E-1.

(b) Reports on Form 8-K:  None

             AMERICAN FINANCIAL CORPORATION - PARENT ONLY
      SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            (In Thousands)
_____________________________________________________________________

                       Condensed Balance Sheet

                                                      December 31,
Assets:                                             1997         1996
 Cash and short-term investments              $   10,793   $   46,493
 Investment in securities                            908      100,871
 Receivables from affiliates                     577,661      606,416
 Investment in subsidiaries                    1,960,328    1,494,447
 Investment in investees                          22,680       22,647
 Other assets                                      9,550        7,807

                                              $2,581,920   $2,278,681
Liabilities and Capital:
 Accounts payable, accrued expenses and other
   liabilities                                $   95,513   $   37,156
 Payable to affiliates                         1,004,865      791,821
 Long-term debt                                   88,059      172,809
 Shareholders' equity                          1,393,483    1,276,895

                                              $2,581,920   $2,278,681

                   Condensed Statement of Earnings

                                                  Year ended December 31,
Income:                                          1997       1996       1995
 Dividends from:
   Subsidiaries                              $  1,247   $861,178   $195,578
   Investees                                      177        177      1,012
                                                1,424    861,355    196,590
 Equity in undistributed earnings
   of subsidiaries and investees              358,816   (470,879)   154,346
 Realized gains (losses) on sales of:
   Securities                                  (2,618)       963      2,389
   Investees                                      421     33,950     (5,034)
   Subsidiaries                                   731       -          -
 Investment and other income                   55,404     46,980     35,226
                                              414,178    472,369    383,517
Costs and Expenses:
 Interest charges on intercompany borrowings   28,772     81,623      4,198
 Interest charges on other borrowings          15,250     21,796     86,655
 Other operating and general expenses          36,392     29,407     40,766
                                               80,414    132,826    131,619
Earnings before income taxes and
 extraordinary items                          333,764    339,543    251,898
Provision for income taxes                    125,227     89,658     56,447

Earnings before extraordinary items           208,537    249,885    195,451

Extraordinary items - gain (loss) on
  prepayment of debt                           (7,147)   (27,889)     1,832

Net Earnings                                 $201,390   $221,996   $197,283

             AMERICAN FINANCIAL CORPORATION - PARENT ONLY
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED
                            (In Thousands)

______________________________________________________________________
                   Condensed Statement of Cash Flows


                                                     Year ended December 31,
                                                     1997      1996      1995
Operating Activities:
  Net earnings                                   $201,390  $221,996  $197,283
  Adjustments:
    Extraordinary items                             7,147    27,889    (1,832)
    Equity in earnings of subsidiaries           (224,949) (291,270) (235,448)
    Equity in net (earnings) losses of investees      212       379    (4,254)
    Depreciation and amortization                   1,086       505       492
    Realized losses (gains) on sales of
      subsidiaries and investments                  2,262   (34,913)    2,797
    Change in receivables from and payables
      to affiliates                                69,603   (10,497) (103,634)
    Increase (decrease) in payables                57,017    12,790   (50,718)
    Dividends from subsidiaries and investees       1,424   105,485   166,337
    Other                                             841     7,522    38,421
                                                  116,033    39,886     9,444
Investing Activities:
  Purchases of subsidiaries and other
    investments                                  (122,969)  (43,491) (154,404)
  Sales of subsidiaries and other investments     143,728   104,967    46,831
  Other, net                                          250       265       (73)
                                                   21,009    61,741  (107,646)
Financing Activities:
  Additional long-term borrowings                     150        75    98,828
  Reductions of long-term debt                    (94,049) (177,899) (252,880)
  Borrowings from affiliates                      315,000   407,500   785,876
  Repayments of borrowings from affiliates       (153,500) (263,564) (523,197)
  Issuance of Preferred Stock                        -       16,800      -
  Repurchases of Preferred Stock                 (243,939)  (36,912)   (2,880)
  Exercise of stock options                          -         -        8,721
  Capital contributions from parent                18,667    18,666     9,333
  Cash dividends paid                             (15,071)  (24,898)  (25,397)
                                                 (172,742)  (60,232)   98,404

Net Increase (Decrease) in Cash and
  Short-term Investments                          (35,700)   41,395       202

Cash and short-term investments at beginning
  of period                                        46,493     5,098     4,896

Cash and short-term investments at end
  of period                                      $ 10,793  $ 46,493  $  5,098

                          AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                          SCHEDULE V - SUPPLEMENTAL INFORMATION CONCERNING
                               PROPERTY-CASUALTY INSURANCE OPERATIONS
                                THREE YEARS ENDED DECEMBER 31, 1997
                                           (IN MILLIONS)


  COLUMN A     COLUMN B     COLUMN C      COLUMN D     COLUMN E     COLUMN F
                              (a)
                          RESERVES FOR
               DEFERRED   UNPAID CLAIMS     (b)
AFFILIATION     POLICY     AND CLAIMS     DISCOUNT       (c)
   WITH      ACQUISITION   ADJUSTMENT   DEDUCTED IN    UNEARNED      EARNED
REGISTRANT      COSTS       EXPENSES      COLUMN C     PREMIUMS     PREMIUMS

CONSOLIDATED PROPERTY-CASUALTY ENTITIES (d)

  1997          $260        $4,225         $60          $1,329       $2,824

  1996          $257        $4,124         $64          $1,248       $2,845

  1995                                                               $2,649


          COLUMN G         COLUMN H          COLUMN I      COLUMN J    COLUMN K
                       CLAIMS AND CLAIM
                      ADJUSTMENT EXPENSES   AMORTIZATION     PAID
                      INCURRED RELATED TO   OF DEFERRED     CLAIMS
           NET                                POLICY      AND CLAIM
         INVESTMENT    CURRENT      PRIOR   ACQUISITION   ADJUSTMENT   PREMIUM
          INCOME         YEARS      YEARS      COST        EXPENSE     WRITTEN

CONSOLIDATED PROPERTY-CASUALTY ENTITIES (d)

  1997      $316        $2,045      $  31       $620        $1,991     $2,858


  1996      $335        $2,179      ($ 48)      $628        $2,120     $2,788


  1995      $303        $2,116      ($139)      $577        $1,861     $2,688


(a) Grossed up for reinsurance recoverables of $736 and $720 at December 31, 1997 and 1996, respectively.
(b)  Discounted at rates ranging from 4% to 8%.
(c) Grossed up for prepaid reinsurance premiums of $189 and $153 at December 31, 1997 and 1996, respectively.
(d)  Includes American Premier's Insurance Group after April 1, 1995.

                               Signatures

    Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, American Financial Corporation has duly caused this Report to be signed on its behalf by the undersigned, duly authorized.

                                     American Financial Corporation

Signed:  March 26, 1998              BY:s/Carl H. Lindner
                                          Carl H. Lindner
                                          Chairman of the Board and
                                            Chief Executive Officer



    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


      Signature                    Capacity                  Date



s/Carl H. Lindner             Chairman of the Board     March 26, 1998
  Carl H. Lindner               of Directors


s/Carl H. Lindner, III        Director                  March 26, 1998
  Carl H. Lindner, III


s/Theodore H. Emmerich        Director*                 March 26, 1998
  Theodore H. Emmerich


s/James E. Evans              Director                  March 26, 1998
  James E. Evans


s/S. Craig Lindner            Director                  March 26, 1998
  S. Craig Lindner


s/William R. Martin           Director*                 March 26, 1998
  William R. Martin


s/Fred J. Runk                Senior Vice President and March 26, 1998
  Fred J. Runk                  Treasurer (principal
                                financial and accounting
                                officer)


* Member of the Audit Committee

                          INDEX TO EXHIBITS

                    AMERICAN FINANCIAL CORPORATION


Number            Exhibit Description

  3(a)    Amended Articles of Incorporation             ____

  3(b)    Amended Code of Regulations                   ____


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

 10(a)    Nonqualified Auxiliary RASP                   ____

 10(b)    1997 Bonus Plan.                              ____

 12       Computation of ratios of earnings
          to fixed charges and fixed charges
          and preferred dividends.                      ____

 21       Subsidiaries of the Registrant.               ____

 27       Financial data schedule.                      (**)



(*)   Incorporated herein by reference.
(**) Copy included in Report filed electronically with the Securities and Exchange Commission.
                                 E-1