Form 10-Q
period 1998-03-31
AMERICAN FINANCIAL CORP
filed 1998-05-15
CIK 5016

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                             FORM 10-Q


      Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934


For the Quarterly Period Ended                      Commission File
March 31, 1998                                      No. 1-7361



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


   As of May 1, 1998, there were 10,593,000 shares of the Registrant's Common Stock outstanding, all of which were owned by American Financial Group, Inc.

                AMERICAN FINANCIAL CORPORATION 10-Q
                              PART I
                       FINANCIAL INFORMATION

          AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET
                      (Dollars In Thousands)

                                                      March 31,   December 31,
                                                          1998           1997
Assets:
Cash and short-term investments                     $  203,303    $   231,227
Investments:
  Bonds and redeemable preferred stocks:
    Held to maturity - at amortized cost
      (market - $3,044,700 and $3,202,300)           2,964,973      3,120,106
    Available for sale - at market
      (amortized cost - $7,653,679 and $7,225,736)   7,960,179      7,532,836
  Other stocks - principally at market
    (cost - $174,538 and $153,322)                     478,338        446,222
  Investment in investee corporation                   221,138        200,714
  Loans receivable                                     475,631        512,608
  Real estate and other investments                    209,907        215,472
     Total investments                              12,310,166     12,027,958

Recoverables from reinsurers and prepaid
  reinsurance premiums                               1,029,672        998,743
Agents' balances and premiums receivable               714,286        691,005
Deferred acquisition costs                             537,986        521,898
Other receivables                                      250,757        261,454
Deferred tax asset                                       4,588         41,413
Assets held in separate accounts                       315,918        300,491
Prepaid expenses, deferred charges and
  other assets                                         327,639        364,385
Cost in excess of net assets acquired                  300,907        299,408

                                                   $15,995,222    $15,737,982

Liabilities and Capital:
Unpaid losses and loss adjustment expenses         $ 4,230,907    $ 4,225,336
Unearned premiums                                    1,348,557      1,328,910
Annuity benefits accumulated                         5,540,268      5,528,111
Life, accident and health reserves                     778,056        709,899
Payable to American Financial Group, Inc.              344,500        352,766
Other long-term debt:
  Holding companies                                    285,514        286,661
  Subsidiaries                                         214,472        194,084
Liabilities related to separate accounts               315,918        300,491
Accounts payable, accrued expenses and other
  liabilities                                          951,941        908,622
     Total liabilities                              14,010,133     13,834,880

Minority interest                                      513,309        509,619

Shareholders' Equity:
  Preferred Stock
    - $72,154 liquidation value                         72,154         72,154
  Common Stock, no par value
    - 20,000,000 shares authorized
    - 10,593,000 shares outstanding                      9,625          9,625
  Capital surplus                                      940,426        936,154
  Retained earnings                                    100,075         34,350
  Net unrealized gain on marketable securities,
    net of deferred income taxes                       349,500        341,200
     Total shareholders' equity                      1,471,780      1,393,483

                                                   $15,995,222    $15,737,982

                AMERICAN FINANCIAL CORPORATION 10-Q

          AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF EARNINGS
               (In Thousands, Except Per Share Data)


                                                        Three months ended
                                                               March 31,
                                                            1998         1997
Income:
  Property and casualty insurance premiums            $  676,172     $663,762
  Life, accident and health premiums                      46,816       25,365
  Investment income                                      220,231      212,752
  Equity in net earnings of investee                      13,918       14,780
  Realized gains on sales of:
    Securities                                             7,446        1,813
    Investee and subsidiary                                7,704          731
    Other investments                                      6,843         -
  Other income                                            37,533       26,424
                                                       1,016,663      945,627

Costs and Expenses:
  Property and casualty insurance:
    Losses and loss adjustment expenses                  499,825      469,324
    Commissions and other underwriting expenses          193,605      184,301
  Annuity benefits                                        71,110       68,830
  Life, accident and health benefits                      38,106       24,163
  Interest charges on borrowed money                      17,031       23,611
  Minority interest expense                               12,141        9,453
  Other operating and general expenses                    76,699       67,734
                                                         908,517      847,416

Earnings before income taxes and extraordinary items     108,146       98,211
Provision for income taxes                                41,736       36,221

Earnings before extraordinary items                       66,410       61,990

Extraordinary items - loss on prepayment of debt            (685)         (55)

Net Earnings                                          $   65,725     $ 61,935

                AMERICAN FINANCIAL CORPORATION 10-Q

          AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      (dollars in thousands)


                                              Common Stock              Unrealized
                                   Preferred   and Capital    Retained     Gain on  Comprehensive
                                       Stock       Surplus    Earnings  Securities         Income
Balance at January 1, 1998           $72,154      $945,779    $ 34,350    $341,200

  Net earnings                          -             -         65,725        -           $65,725
  Capital contribution from parent      -            4,177        -           -              -
  Change in unrealized                  -             -           -          8,300          8,300
  Other                                 -               95        -           -              -

Balance at March 31, 1998            $72,154      $950,051    $100,075    $349,500        $74,025




Balance at January 1, 1997          $162,760      $929,371    $  1,364    $183,400

  Net earnings                          -             -         61,935        -           $61,935
  Dividends on Preferred Stock          -             -         (1,031)       -              -
  Capital contribution from parent      -            4,177        -           -              -
  Change in unrealized                  -             -           -        (66,200)       (66,200)
  Other                                 -             (404)       -           -              -

Balance at March 31, 1997           $162,760      $933,144    $ 62,268    $117,200       ($ 4,265)

                AMERICAN FINANCIAL CORPORATION 10-Q

          AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
                          (In Thousands)

                                                       Three months ended
                                                             March 31,
                                                         1998        1997
Operating Activities:
  Net earnings                                     $   65,725  $   61,935
  Adjustments:
   Extraordinary items                                    685          55
   Depreciation and amortization                       24,582      17,979
   Annuity benefits                                    71,110      68,830
   Equity in net earnings of investee                 (13,918)    (14,780)
   Changes in reserves on assets                          110         418
   Realized gains on investing activities             (35,299)     (2,544)
   Increase in reinsurance and other
     receivables                                      (34,832)    (24,175)
   Decrease (increase) in other assets                 43,426     (49,036)
   Increase (decrease) in insurance claims
     and reserves                                      41,375     (25,573)
   Decrease in other liabilities                       (5,942)    (26,180)
   Increase in minority interest                        5,144       6,293
   Dividends from investee                              1,200       1,200
   Other, net                                          (6,250)       (830)
                                                      157,116      13,592
Investing Activities:
  Purchases of and additional investments in:
   Fixed maturity investments                        (631,793)   (616,655)
   Equity securities                                  (19,297)     (9,408)
   Subsidiaries                                       (31,000)       -
   Real estate, property and equipment                (16,621)     (8,762)
  Maturities and redemptions of fixed maturity
   investments                                        284,517     155,184
  Sales of:
   Fixed maturity investments                         206,843     332,008
   Equity securities                                    2,781       7,943
   Subsidiary                                            -          2,500
   Real estate, property and equipment                 30,043         396
  Cash and short-term investments of acquired
   (former) subsidiaries                               21,678         (70)
  Increase (decrease) in other investments              1,281      (1,119)
                                                     (151,568)   (137,983)

Financing Activities:
  Fixed annuity receipts                              107,832     133,402
  Annuity surrenders, benefits and withdrawals       (164,034)   (134,699)
  Additional long-term borrowings                      50,248       7,053
  Reductions of long-term debt                        (32,185)     (1,718)
  Borrowings from AFG                                    -         42,000
  Capital contribution                                  4,667       4,667
  Issuances of trust preferred securities                -         74,687
  Cash dividends paid                                    -         (1,031)
                                                      (33,472)    124,361

Net Decrease in Cash and Short-term Investments       (27,924)        (30)

Cash and short-term investments at beginning
  of period                                           231,227     404,831

Cash and short-term investments at end of period   $  203,303  $  404,801

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

AFC's ownership of subsidiaries and significant affiliates was as follows:

                                                  March 31,   December 31,
                                                      1998    1997   1996
    American Annuity Corporation ("AAG")                81%     81%   81%
    American Financial Enterprises, Inc. ("AFEI")       80%     80%   83%
    American Premier Underwriters, Inc.                 81%     81%   81%
    Chiquita Brands International, Inc.                 37%     39%   43%

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

                AMERICAN FINANCIAL CORPORATION 10-Q

Investment in Investee Corporation Investments in securities of 20%- to 50%-owned companies are generally carried at cost, adjusted for AFC's proportionate share of their undistributed earnings or losses.

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

   Life, Accident and Health Reserves Liabilities for future policy benefits under traditional ordinary life, accident and health policies are computed using a net level premium method. Computations are based on anticipated investment yield, mortality, morbidity and surrenders and include provisions for unfavorable deviations. Reserves are modified as necessary to reflect actual experience and developing trends.

                AMERICAN FINANCIAL CORPORATION 10-Q

   Assets Held In and Liabilities Related to Separate Accounts Separate account assets and related liabilities represent deposits maintained by several banks under a previously offered tax-deferred annuity program and, to a lesser extent, variable annuity deposits. AAG receives an annual fee from each bank for sponsoring the program; if depositors elect to purchase an annuity from AAG, funds are transferred to AAG.

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

Minority Interest For balance sheet purposes, minority interest represents the interests of noncontrolling shareholders in AFC subsidiaries, including preferred securities issued by trust subsidiaries of AAG, and the American Financial Group, Inc. ("AFG") direct ownership interest in American Premier Underwriters, Inc. ("American Premier" or "APU") and AFEI. For income statement purposes, minority interest expense represents those shareholders' interest in the earnings of AFC subsidiaries as well as accrued distributions on the trust preferred securities.

Issuances of Stock by Subsidiaries and Investees Changes in AFC's equity in a subsidiary or an investee caused by issuances of the subsidiary's or investee's stock are accounted for as gains or losses where such issuance is not part of a broader reorganization.

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

                AMERICAN FINANCIAL CORPORATION 10-Q

Benefit Plans AFC provides retirement benefits to qualified employees of participating companies through contributory and noncontributory defined contribution plans contained in AFC's Retirement and Savings Plan. Under the retirement portion of the plan, company contributions (approximately 6% of covered compensation in 1997) are invested primarily in securities of AFG and affiliates. Under the savings portion of the plan, AFC matches a specific portion of employee contributions. Contributions to benefit plans are charged against earnings in the year for which they are declared.

AFC and many of its subsidiaries provide health care and life insurance benefits to eligible retirees. AFC also provides postemployment benefits to former or inactive employees (primarily those on disability) who were not deemed retired under other company plans. The projected future cost of providing these benefits is expensed over the period the employees earn such benefits.

Comprehensive Income Effective January 1, 1998, AFC implemented Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 uses the term "comprehensive income" to describe the total of net earnings plus other comprehensive income. For AFC, other comprehensive income represents the change in net unrealized gain on marketable securities net of deferred taxes and a reclassification adjustment for gains and losses included in net earnings. Implementation of this statement had no impact on net earnings or shareholders' equity. Prior periods have been restated to conform to the current presentation.

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

                AMERICAN FINANCIAL CORPORATION 10-Q

B. Segments of Operations AFC operates its property and casualty insurance business in three major segments: nonstandard automobile, specialty lines, and commercial and personal lines. AFC's annuity and life business primarily sells tax-deferred annuities to employees of primary and secondary educational institutions and hospitals. In addition, AFC has owned significant portions of the voting equity securities of certain companies (investee corporation - see Note C).

The Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is scheduled to become effective during the fourth quarter of 1998. The implementation of SFAS No. 131 is not expected to have a material effect on the segments currently disclosed by AFC.

The following table (in thousands) shows AFC's revenues by significant business segment.

                                          Three months ended March 31,
                                                     1998         1997
      Property and casualty insurance:
       Premiums earned:
         Nonstandard automobile                $  287,364     $279,031
         Specialty lines                          244,972      232,590
         Commercial and personal lines            132,545      142,485
         Other lines (a)                           11,291        9,656
                                                  676,172      663,762
       Investment and other income                132,301      110,150
                                                  808,473      773,912
      Annuities and life (b)                      188,557      148,706
      Other                                         5,715        8,229
                                                1,002,745      930,847
      Equity in net earnings of investee           13,918       14,780

                                               $1,016,663     $945,627

      (a) NSA operations in the United Kingdom have been reclassified to other lines.
      (b) Represents primarily investment income.

C. Investment in Investee Corporation Investment in investee corporation reflects AFC's ownership of 24 million shares of Chiquita common stock. The market value of this investment was $328 million and $391 million at March 31, 1998 and December 31, 1997, respectively. Chiquita is a leading international marketer, producer and distributor of bananas and other quality fresh and processed food products.

Summarized financial information for Chiquita follows (in millions):

                                     Three months ended March 31,
                                               1998         1997
     Net Sales                                 $717         $631
     Operating Income                            70           71
     Net Income                                  41           43

D. Payable to American Financial Group In December 1997, AFC and APU entered into a ten-year reciprocal Master Credit Agreement with AFG and AFC's direct parent, AFC Holding Company, under which funds are made available to each other at one percent over LIBOR. At
March 31, 1998 and December 31, 1997, AFC and APU had outstanding borrowings due AFG and AFC Holding under the Master Credit
Agreement of $344.5 million and $352.8 million (including accrued interest of $8.3 million), respectively.

                AMERICAN FINANCIAL CORPORATION 10-Q

E. Other Long-Term Debt The carrying value of long-term debt consisted of the following (in thousands):

                                                     March 31,  December 31,
                                                         1998          1997
    Holding Companies:
     AFC 9-3/4% Debentures due April 2004            $ 79,396      $ 79,792
     AFC notes payable to banks due December 2002      45,000        45,000
     APU 9-3/4% Subordinated Notes due August 1999     91,623        92,127
     APU 10-5/8% Subordinated Notes due April 2000     43,638        43,889
     APU 10-7/8% Subordinated Notes due May 2011       17,572        17,586
     Other                                              8,285         8,267

                                                     $285,514      $286,661
    Subsidiaries:
     AAG notes payable to banks due
       in installments to December 2003              $157,000      $107,000
     AAG 11-1/8% Senior Subordinated Notes               -           24,080
     Notes payable secured by real estate              44,268        49,525
     Other                                             13,204        13,479

                                                     $214,472      $194,084

At March 31, 1998, sinking fund and other scheduled principal payments on debt for the balance of 1998 and the subsequent five years were as follows (in thousands):

                    Holding
                  Companies  Subsidiaries       Total
      1998          $  -          $ 1,450    $  1,450
      1999           90,571         2,039      92,610
      2000           42,230         8,751      50,981
      2001             -           38,474      38,474
      2002           50,407        61,367     111,774
      2003             -           61,402      61,402

Debentures purchased in excess of scheduled payments may be applied to satisfy any sinking fund requirement. The scheduled principal payments shown above assume that debentures previously purchased are applied to the earliest scheduled retirements.

In February 1998, AFC entered into a new unsecured credit agreement with a group of banks under which AFC can borrow up to $300 million through December 2002. Borrowings bear interest at floating rates based on prime or LIBOR.

In January 1998, AAG replaced its existing bank lines with a new $200 million unsecured credit agreement. Loans under the credit agreement mature from 2000 to 2003 and bear interest at floating rates based on prime or LIBOR. In February 1998, AAG borrowed
$50 million under the line and retired its 11-1/8% Notes (including $24.3 million principal amount held by AAG and its subsidiaries).

                AMERICAN FINANCIAL CORPORATION 10-Q

F. Minority Interest Minority interest in AFC's balance sheet is comprised of the following (in thousands):

                                         March 31,  December 31,
                                              1998         1997
     Interest of AFG (parent) and of
       noncontrolling shareholders
       in subsidiaries' common stock      $288,309     $284,619
     Preferred securities issued by
       subsidiary trusts                   225,000      225,000

                                          $513,309     $509,619

Trust Issued Preferred Securities Wholly-owned subsidiary trusts of AAG have issued $225 million of preferred securities and, in turn, purchased $225 million of newly authorized AAG subordinated debt issues which provide interest and principal payments to fund the respective trusts' obligations. The preferred securities are mandatorily redeemable upon maturity or redemption of the subordinated debt.

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

Minority Interest Expense Minority interest expense is comprised of (in thousands):

                                            Three months ended
                                                 March 31,
                                                1998      1997
     Interest of AFG (parent) and
       noncontrolling shareholders in
       earnings of subsidiaries              $ 7,383    $7,368
     Accrued distributions on trust issued
       preferred securities                    4,758     2,085

                                             $12,141    $9,453

G. Preferred Stock  Under provisions of both the Nonvoting
(4.0 million shares authorized) and Voting (4.0 million shares authorized) Cumulative Preferred Stock, the Board of Directors may divide the authorized stock into series and set specific terms and conditions of each series. AFC's Preferred Stock consisted of the following:

     Series J, no par value; $25.00 liquidating value per share;
     annual dividends per share $2.00; redeemable at $25.75 per share beginning December 2005 declining to $25.00 at December 2007; 2,886,161 shares (stated value $72.2 million) outstanding at March 31, 1998 and December 31, 1997.

                AMERICAN FINANCIAL CORPORATION 10-Q

H. Unrealized Gain on Marketable Securities  The change in net unrealized gain on marketable securities for the three months ended
March 31 included the following (in millions):
                                                         Minority
                                         Pretax   Taxes  Interest    Net
                  1998
Unrealized holding gains (losses) on
  securities arising during the period   $ 14.8  ($ 5.0)     $1.0   $10.8
Less reclassification adjustment for
  realized gains included in net income    (4.3)    1.5        .3    (2.5)
Change in net unrealized gain on
  marketable securities                  $ 10.5  ($ 3.5)     $1.3   $ 8.3


                  1997
Unrealized holding gains (losses) on
  securities arising during the period ($115.8) $40.5 $ 9.9 ($65.4) Less reclassification adjustment for
  realized gains included in net income    (1.3)     .4        .1     (.8)
Change in net unrealized gain on
  marketable securities                 ($117.1)  $40.9     $10.0  ($66.2)

I. Extraordinary Items Extraordinary items represent AFC's proportionate share of losses related to debt retirements by the following companies. Amounts shown are net of minority interest and income tax benefits (in thousands):

                                  Three months ended
                                        March 31,
                                    1998        1997
     Holding Companies:
      AFC (parent)                 ($ 22)       ($17)
      APU (parent)                   (14)        (38)
     Subsidiaries:
      AAG                           (649)         -

                                   ($685)       ($55)

J. Cash Flows - Fixed Maturity Investments "Investing activities" related to fixed maturity investments in AFC's Statement of Cash
Flows consisted of the following (in thousands):

                                   Held to    Available
                                  Maturity     For Sale       Total
     1998
     Purchases                    $     76     $631,717    $631,793
     Maturities and redemptions    170,562      113,955     284,517
     Sales                          23,960(*)   182,883     206,843

     1997
     Purchases                    $    987     $615,668    $616,655
     Maturities and redemptions     81,185       73,999     155,184
     Sales                            -         332,008     332,008

     (*) Sold (at a gain of $.5 million) due to significant deterioration in the issuers' creditworthiness.

K. Commitments and Contingencies There have been no significant changes to the matters discussed and referred to in Note O
"Commitments and Contingencies" in AFC's Annual Report on Form 10-K for 1997.

                AMERICAN FINANCIAL CORPORATION 10-Q

                              ITEM 2

               Management's Discussion and Analysis
         of Financial Condition and Results of Operations

GENERAL

AFC and American Premier are organized as holding companies with almost all of their operations being conducted by subsidiaries. These parent corporations, however, have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings and shareholder dividends. Therefore, certain analyses are best done on a parent only basis while others are best done on a total enterprise basis. In addition, since most of its businesses are financial in nature, AFC does not prepare its consolidated financial statements using a current-noncurrent format. Consequently, certain traditional ratios and financial analysis tests are not meaningful.

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

LIQUIDITY AND CAPITAL RESOURCES

Ratios AFC's debt to total capital ratio at the parent holding company level (excluding amounts due AFG) was approximately 16% at March 31, 1998 and 17% at December 31, 1997. Including amounts due AFG, the ratio was 30% and 31% at March 31, 1998 and December 31, 1997, respectively.

AFC's ratio of earnings to fixed charges, excluding and including preferred dividends, on a total enterprise basis are shown below.

                                   Three months           Year Ended
                                 Ended March 31,         December 31,
                                           1998                 1997
Earnings to fixed charges                  5.15                 4.20
Earnings to fixed charges plus
  preferred dividends                      4.70                 3.52

Sources of Funds Management believes the parent holding companies have sufficient resources to meet their liquidity requirements through operations in the short-term and long-term future. If funds generated from operations, including dividends and tax payments from subsidiaries, are insufficient to meet fixed charges in any period, these companies would be required to generate cash through borrowings, sales of securities or other assets, or similar transactions.

AFC participates in a reciprocal Master Credit Agreement among the various AFG holding companies under which funds are made available to each other for general corporate purposes. Amounts due AFG under the Master Credit Agreement were $345 million at March 31, 1998 and December 31, 1997.

A new five-year, $300 million bank credit line was established by AFC in February 1998 replacing two subsidiary holding company lines. The new credit line provides ample liquidity and can be used to obtain funds for operating subsidiaries or, if necessary, for the parent companies. At March 31, 1998, there was $45 million borrowed under the credit line.

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

Dividend payments from subsidiaries have been very important to the liquidity and cash flow of the individual holding companies in the past. However, the reliance on such dividend payments has been lessened by the combination of (i) strong capital at AFC's insurance subsidiaries (and the related decreased likelihood of a need for investment in those companies), (ii) the reductions of debt at the holding companies (and the related decrease in ongoing cash needs for interest and principal payments), (iii) AFC's ability to obtain financing in capital markets, as well as (iv) the sales of non-core investments.

Investments Approximately 91% of the bonds and redeemable preferred stocks held by AFC were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at March 31, 1998. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

AFC's equity securities are concentrated in a relatively limited number of major positions. This approach allows management to more closely monitor the companies and the industries in which they operate.

RESULTS OF OPERATIONS

General Pretax earnings before extraordinary items were $108 million for the first quarter of 1998 and $98 million for the first quarter of 1997. The increase in the 1998 period was due primarily to higher realized gains on sales of certain investments, income from the sale of real estate properties, and growth in investment income. These improvements were partially offset by a decrease in underwriting results in the property and casualty operations.

Property and Casualty Insurance - Underwriting AFC manages and operates its property and casualty business as three major sectors. The nonstandard automobile insurance companies (the "NSA Group") insure risks not typically accepted for standard automobile coverage because of the applicant's driving record, type of vehicle, age or other criteria. The specialty lines are a diversified group of over twenty-five business lines that offer a wide variety of specialty insurance products. Some of the more significant areas are California workers' compensation, executive liability, inland and ocean marine, U.S.-based operations of Japanese companies, agricultural-related coverages, non-profit liability, general aviation coverages, fidelity and surety bonds, and umbrella and excess coverages. The commercial and personal lines provide coverages in workers' compensation, commercial multi-peril, umbrella, commercial automobile, standard private passenger automobile and homeowners insurance.

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

Net written premiums and combined ratios for AFC's property and casualty insurance subsidiaries were as follows (dollars in millions):

                                         Three months ended
                                              March 31,
                                            1998       1997
  Net Written Premiums (GAAP)
    NSA Group                             $322.4    $321.2
    Specialty Operations                   246.9     264.4
    Commercial and Personal Operations     117.9      94.8
    Other Lines (*)                          7.7       8.5
                                          $694.9    $688.9

  Combined Ratios (GAAP)
    NSA Group                               95.9%     96.8%
    Specialty Operations                   101.4      92.7
    Commercial and Personal Operations     104.2     102.9
    Aggregate (including other lines)      102.6      98.5

     (*) NSA operations in the United Kingdom have been reclassified to other lines.

 NSA Group The NSA Group's net written premiums for the first three months of 1998 were substantially the same as compared to the 1997 period; underwriting profit increased $2.6 million due primarily to a reduction in underwriting expenses resulting from cost efficiencies during the same period.

 Specialty Operations For the first three months of 1998, net written premiums for the specialty operations decreased 7% from the comparable 1997 period. The 1997 premiums included certain in-force amounts related to general aviation policies obtained under a reinsurance agreement at the beginning of that year. Excluding this impact, premiums were essentially the same as a year ago. Underwriting results for the first three months of 1998 declined due primarily to a continuation of the adverse claims environment in the California workers' compensation business. The other specialty businesses reported a solid underwriting profit.

 Commercial and Personal Operations Net written premiums for the commercial and personal operations increased 24% during the first three months of 1998 from the comparable 1997 period. Net written premiums in the 1997 period had been unusually low due to the initial impact of a reinsurance agreement for AFC's homeowners' business. This reinsurance agreement became effective at the beginning of 1997 and is still in effect. Excluding this impact, premiums declined approximately 7% due primarily to a decrease in personal automobile coverages in certain states. Underwriting results declined slightly during the first three months of 1998 from the comparable 1997 period as improved performance in personal lines was offset by higher loss adjustment costs in commercial lines.

Life, Accident and Health Premiums and Benefits The increase in life, accident and health premiums and benefits reflects AAG's acquisition of General Accident Life Assurance Company in December 1997 and increases in pre-need life insurance sales.

                AMERICAN FINANCIAL CORPORATION 10-Q

               Management's Discussion and Analysis
   of Financial Condition and Results of Operations - Continued



Investment Income  Investment income increased approximately
$7.5 million (4%) for the first quarter of 1998 compared to 1997 due primarily to an increase in the average amount of investments held.

Investee Corporations Equity in net earnings of investee corporations represents AFC's proportionate share of Chiquita's earnings. Chiquita reported first quarter net earnings of $41 million in 1998 and $43 million in 1997.

Realized Gains Realized capital gains have been an important part of the return on investments in marketable securities. Individual securities are sold creating gains and losses as market opportunities exist.

Gain on Sale of Investee and Subsidiary Chiquita's public issuance of 3.1 million shares of its common stock in 1998 resulted in a pretax gain to AFC of $7.7 million.

Other Income Other income increased $11.1 million (42%) in the first three months of 1998 compared to 1997 due primarily to income of $10.4 million from the sale of operating real estate assets.

Annuity Benefits Annuity benefits reflect interest credited to annuity policyholders' funds accumulated. The majority of AAG's fixed rate annuity products permit AAG to change the crediting rate at any time (subject to minimum interest rate guarantees of 3% or 4% per annum). As a result, management has been able to react to changes in market interest rates and maintain a desired interest rate spread without a substantial effect on persistency. Annuity benefits increased 3% in the first three months of 1998 due primarily to an increase in average annuity benefits accumulated.

Interest on Borrowed Money Interest expense decreased $6.6 million (28%) during the first three months of 1998 from the comparable
1997 period. The decrease reflects a decrease in average amounts borrowed and a decrease in average rates.

Minority Interest Expense  Minority interest expense increased
$2.7 million (28%) during the first quarter of 1998 compared to 1997. Dividends paid by subsidiaries on their trust issued preferred securities have varied as the securities were issued over the past few years.

Other Operating and General Expenses Other operating and general expenses increased $9.0 million (13%) during the first quarter of 1998 compared to 1997 due primarily to the operations of General
Accident which recorded $5.3 million of expenses in 1998.

                AMERICAN FINANCIAL CORPORATION 10-Q
                              PART II
                         OTHER INFORMATION


                              Item 6

                 Exhibits and Reports on Form 8-K

(a) Exhibit 27 - Financial Data Schedule - Included in Report filed electronically with the Securities and Exchange
     Commission.

(b) Reports on Form 8-K: None.





  ____________________________________________________________




                             Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized.


                                American Financial Corporation



May 14, 1998                    BY: Fred J. Runk
                                    Fred J. Runk
                                    Senior Vice President and Treasurer