Form 10-Q
period 1998-06-30
AMERICAN FINANCIAL CORP
filed 1998-08-14
CIK 5016

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                             FORM 10-Q


      Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934


For the Quarterly Period Ended                      Commission File
June 30, 1998                                       No. 1-7361



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


   As of August 1, 1998, there were 10,593,000 shares of the Registrant's Common Stock outstanding, all of which were owned by American Financial Group, Inc.

                AMERICAN FINANCIAL CORPORATION 10-Q
                              PART I
                       FINANCIAL INFORMATION

          AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET
                      (Dollars In Thousands)

                                                  June 30,   December 31,
                                                     1998           1997
Assets:
Cash and short-term investments              $    274,984    $   231,227
Investments:
  Bonds and redeemable preferred stocks:
    Held to maturity - at amortized cost
      (market - $2,910,700 and $3,202,300)      2,822,029      3,120,106
    Available for sale - at market
      (amortized cost - $7,819,968
      and $7,225,736)                           8,149,168      7,532,836
  Other stocks - principally at market
    (cost - $182,109 and $153,322)                437,309        446,222
  Investment in investee corporation              239,649        200,714
  Loans receivable                                408,647        512,608
  Real estate and other investments               218,891        215,472
     Total investments                         12,275,693     12,027,958

Recoverables from reinsurers and prepaid
  reinsurance premiums                          1,076,346        998,743
Agents' balances and premiums receivable          729,577        691,005
Deferred acquisition costs                        558,029        521,898
Other receivables                                 267,160        261,454
Deferred tax asset                                  4,299         41,413
Assets held in separate accounts                  343,590        300,491
Prepaid expenses, deferred charges and
  other assets                                    336,470        364,385
Cost in excess of net assets acquired             298,327        299,408

                                              $16,164,475    $15,737,982

Liabilities and Capital:
Unpaid losses and loss adjustment expenses    $ 4,368,302    $ 4,225,336
Unearned premiums                               1,323,952      1,328,910
Annuity benefits accumulated                    5,589,107      5,528,111
Life, accident and health reserves                752,671        709,899
Payable to American Financial Group, Inc.         321,913        352,766
Other long-term debt:
  Holding companies                               335,877        286,661
  Subsidiaries                                    213,980        194,084
Liabilities related to separate accounts          343,590        300,491
Accounts payable, accrued expenses and other
  liabilities                                     900,614        908,622
     Total liabilities                         14,150,006     13,834,880

Minority interest                                 520,523        509,619

Shareholders' Equity:
  Preferred Stock
    - $72,154 liquidation value                    72,154         72,154
  Common Stock, no par value
    - 20,000,000 shares authorized
    - 10,593,000 shares outstanding                 9,625          9,625
  Capital surplus                                 944,728        936,154
  Retained earnings                               136,739         34,350
  Net unrealized gain on marketable
    securities, net of deferred income
      taxes                                       330,700        341,200
     Total shareholders' equity                 1,493,946      1,393,483

                                              $16,164,475    $15,737,982

                AMERICAN FINANCIAL CORPORATION 10-Q

          AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF EARNINGS
               (In Thousands, Except Per Share Data)


                                                Three months ended        Six months ended
                                                    June 30,                  June 30,
                                                  1998         1997         1998         1997
Income:
  Property and casualty insurance
    premiums                                $  707,294    $  698,381    $1,383,466    $1,362,143
  Life, accident and health premiums            48,460        27,331        95,276        52,696
  Investment income                            229,207       214,583       449,438       427,335
  Equity in net earnings of investee            17,996        17,228        31,914        32,008
  Realized gains on sales of:
    Securities                                   7,142         4,198        14,588         6,011
    Investee and subsidiary                      1,716          -            9,420           731
    Other investments                             -             -            6,843          -
  Other income                                  26,317        25,823        63,850        52,247
                                             1,038,132       987,544     2,054,795     1,933,171

Costs and Expenses:
  Property and casualty insurance:
    Losses and loss adjustment expenses        564,078       495,187     1,063,903       964,511
    Commissions and other underwriting
      expenses                                 191,027       193,304       384,632       377,605
  Annuity benefits                              69,111        70,607       140,221       139,437
  Life, accident and health benefits            36,555        25,825        74,661        49,988
  Interest charges on borrowed money            18,023        22,515        35,054        46,126
  Minority interest expense                     10,946         4,274        23,087        13,727
  Other operating and general expenses          83,133        82,335       159,832       150,069
                                               972,873       894,047     1,881,390     1,741,463

Earnings before income taxes and
  extraordinary items                           65,259        93,497       173,405       191,708
Provision for income taxes                      25,673        32,783        67,409        69,004

Earnings before extraordinary items             39,586        60,714       105,996       122,704

Extraordinary items - loss on prepayment
  of debt                                          (36)          (23)         (721)          (78)

Net Earnings                                $   39,550    $   60,691    $  105,275    $  122,626
                                3

                AMERICAN FINANCIAL CORPORATION 10-Q

          AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      (dollars in thousands)



                                            Common Stock               Unrealized
                                 Preferred   and Capital   Retained       Gain on   Comprehensive
                                     Stock       Surplus   Earnings    Securities          Income
Balance at January 1, 1998         $72,154      $945,779   $ 34,350      $341,200

Net earnings                          -             -       105,275          -           $105,275
Dividends on Preferred Stock          -             -        (2,886)         -               -
Capital contribution from parent      -            8,354       -             -               -
Change in unrealized                  -             -          -          (10,500)        (10,500)
Other                                 -              220       -             -               -

Balance at June 30, 1998           $72,154      $954,353   $136,739      $330,700         $94,775



Balance at January 1, 1997        $162,760      $929,371   $  1,364      $183,400
Net earnings                          -             -       122,626          -           $122,626
Dividends on Preferred Stock          -             -       (11,742)         -               -
Capital contribution from parent      -            8,353       -             -               -
Change in unrealized                  -             -          -           49,300          49,300
Other                                 -             (160)      -             -               -

Balance at June 30, 1997          $162,760      $937,564   $112,248      $232,700        $171,926

                AMERICAN FINANCIAL CORPORATION 10-Q

          AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
                          (In Thousands)

                                                       Six months ended
                                                             June 30,
                                                        1998         1997
Operating Activities:
  Net earnings                                    $  105,275   $  122,626
  Adjustments:
   Extraordinary items                                   721           78
   Depreciation and amortization                      51,233       36,057
   Annuity benefits                                  140,221      139,437
   Equity in net earnings of investee                (31,914)     (32,008)
   Changes in reserves on assets                       1,083          506
   Realized gains on investing activities            (44,411)      (6,742)
   Increase in reinsurance and other
     receivables                                    (121,030)     (77,692)
   Increase in other assets                          (43,744)     (18,136)
   Increase in insurance claims
     and reserves                                    167,165       65,484
   Increase (decrease) in other liabilities           33,618     (122,376)
   Increase in minority interest                      11,462       15,761
   Dividends from investee                             2,400        2,400
   Other, net                                        (11,790)      (3,889)
                                                     260,289      121,506
Investing Activities:
  Purchases of and additional investments in:
   Fixed maturity investments                     (1,243,852)  (1,205,788)
   Equity securities                                 (33,137)     (16,555)
   Subsidiaries                                      (30,325)      (4,900)
   Real estate, property and equipment               (34,932)     (22,872)
  Maturities and redemptions of fixed maturity
   investments                                       772,496      360,774
  Sales of:
   Fixed maturity investments                        358,597      698,990
   Equity securities                                  12,194        9,552
   Subsidiary                                           -           2,500
   Real estate, property and equipment                30,989        1,914
  Cash and short-term investments of acquired
   (former) subsidiaries                              20,841          (70)
  Increase (decrease) in other investments            (4,843)      (2,233)
                                                    (151,972)    (178,688)

Financing Activities:
  Fixed annuity receipts                             238,198      259,708
  Annuity surrenders, benefits and withdrawals      (354,790)    (288,531)
  Additional long-term borrowings                    202,248        7,053
  Reductions of long-term debt                      (134,164)     (54,820)
  Borrowings from AFG                                   -          44,100
  Payments to AFG                                    (22,500)    (101,500)
  Capital contribution                                 9,334        9,333
  Issuances of trust preferred securities               -         149,353
  Cash dividends paid                                 (2,886)     (11,742)
                                                     (64,560)      12,954

Net Increase (Decrease) in Cash and Short-term
  Investments                                         43,757      (44,228)

Cash and short-term investments at beginning
  of period                                          231,227      404,831

Cash and short-term investments at end of period  $  274,984   $  360,603

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

   AFC's Common Stock is owned by AFC Holding Company, a wholly-owned subsidiary of American Financial Group, Inc. ("AFG"). AFC's ownership of subsidiaries and significant affiliates was as follows:

                                                     June 30,   December 31,
                                                        1998    1997    1996
      American Annuity Corporation ("AAG")                81%     81%     81%
      American Financial Enterprises, Inc. ("AFEI")(*)    80%     80%     83%
      American Premier Underwriters, Inc.(*)              81%     81%     81%
      Chiquita Brands International, Inc.                 37%     39%     43%

      (*) AFG owned the remaining 20% of AFEI and 19% of American Premier at June 30, 1998 and December 31, 1997.

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

   Minority Interest For balance sheet purposes, minority interest represents the interests of noncontrolling shareholders in AFC subsidiaries, including preferred securities issued by trust subsidiaries of AAG, and the AFG direct ownership interest in American Premier Underwriters, Inc. ("American Premier" or "APU") and AFEI. For income statement purposes, minority interest expense represents those shareholders' interest in the earnings of AFC subsidiaries as well as accrued distributions on the trust preferred securities.

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

   Start-up Costs Costs associated with introducing new products and distribution channels are deferred by AAG until normal operations are reached. These deferred costs are amortized on a straight-line basis over 5 years. See Management's Discussion and Analysis - "New Accounting Standards to be Implemented."

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

   The following table (in thousands) shows AFC's revenues by significant business segment.

                                            Six months ended June 30,
                                                    1998         1997
      Property and casualty insurance:
       Premiums earned:
         Nonstandard automobile               $  580,565   $  574,604
         Specialty lines                         517,875      482,711
         Commercial and personal lines           263,332      286,647
         Other lines (a)                          21,694       18,181
                                               1,383,466    1,362,143
       Investment and other income               253,556      216,274
                                               1,637,022    1,578,417
      Annuities and life (b)                     373,992      302,426
      Other                                       11,867       20,320
                                               2,022,881    1,901,163
      Equity in net earnings of investee          31,914       32,008

                                              $2,054,795   $1,933,171

      (a) NSA operations in the United Kingdom have been reclassified to other lines.
      (b) Represents primarily investment income.

C. Investment in Investee Corporation Investment in investee corporation reflects AFC's ownership of 24 million shares of Chiquita common stock. The market value of this investment was $337 million and $391 million at June 30, 1998 and December 31, 1997, respectively. Chiquita is a leading international marketer, producer and distributor of bananas and other quality fresh and processed food products.

   Summarized financial information for Chiquita follows (in
   millions):
                                            Six months ended June 30,
                                                    1998         1997
         Net Sales                                $1,461       $1,278
         Operating Income                            144          139
         Net Income                                   94           84

D. Payable to American Financial Group In December 1997, AFC and APU entered into a ten-year reciprocal Master Credit Agreement with AFG and AFC's direct parent, AFC Holding Company, under which funds are made available to each other at one percent over LIBOR. At
   June 30, 1998 and December 31, 1997, AFC and APU had outstanding net borrowings due AFG and AFC Holding under the Master Credit Agreement of $321.9 million and $352.8 million (including accrued interest payable), respectively.

                AMERICAN FINANCIAL CORPORATION 10-Q

E. Other Long-Term Debt The carrying value of long-term debt consisted of the following (in thousands):

                                                     June 30,December 31,
                                                          1998       1997
      Holding Companies:
       AFC notes payable to banks due December 2002   $ 97,000   $ 45,000
       AFC 9-3/4% Debentures due April 2004             79,049     79,792
       APU 9-3/4% Subordinated Notes due August 1999    90,733     92,127
       APU 10-5/8% Subordinated Notes due April 2000    43,299     43,889
       APU 10-7/8% Subordinated Notes due May 2011      17,558     17,586
       Other                                             8,238      8,267

                                                      $335,877   $286,661
      Subsidiaries:
       AAG 6-7/8% Senior Notes due June 2008          $100,000   $   -
       AAG notes payable to banks due
         in installments to December 2003               57,000    107,000
       AAG 11-1/8% Senior Subordinated Notes              -        24,080
       Notes payable secured by real estate             44,114     49,525
       Other                                            12,866     13,479

                                                      $213,980   $194,084

   At June 30, 1998, sinking fund and other scheduled principal payments on debt for the balance of 1998 and the subsequent five years were as follows (in thousands):

                     Holding
                   Companies  Subsidiaries        Total
       1998          $  -          $   967    $    967
       1999           89,853         2,039      91,892
       2000           42,042         8,751      50,793
       2001             -            1,473       1,473
       2002          102,349         1,364     103,713
       2003             -           58,402      58,402

   Debentures purchased in excess of scheduled payments may be applied to satisfy any sinking fund requirement. The scheduled principal payments shown above assume that debentures previously purchased are applied to the earliest scheduled retirements.

   In February 1998, AFC entered into a new unsecured credit agreement with a group of banks under which AFC can borrow up to $300 million through December 2002. Borrowings bear interest at floating rates based on prime or Eurodollar rates.

   In January 1998, AAG replaced its existing bank lines with a new $200 million unsecured credit agreement. Loans under the credit agreement mature from 2000 to 2003 and bear interest at floating rates based on prime or Eurodollar rates. In February 1998, AAG borrowed $50 million under the line and retired its 11-1/8% Notes (including $24.3 million principal amount held by AAG and its subsidiaries). In June 1998, AAG sold $100 million principal amount of 6-7/8% Senior Notes due 2008 to the public and used the net proceeds to reduce outstanding indebtedness under the credit agreement.

                AMERICAN FINANCIAL CORPORATION 10-Q

F. Minority Interest Minority interest in AFC's balance sheet is comprised of the following (in thousands):

                                             June 30,  December 31,
                                                1998          1997
       Interest of AFG (parent) and of
         noncontrolling shareholders
         in subsidiaries' common stock      $295,523      $284,619
       Preferred securities issued by
         subsidiary trusts                   225,000       225,000

                                            $520,523      $509,619

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

   Minority Interest Expense Minority interest expense is comprised of (in thousands):
                                                 Six months ended
                                                     June 30,
                                                   1998       1997
       Interest of AFG (parent) and
         noncontrolling shareholders in
         earnings of subsidiaries               $13,571    $ 7,744
       Accrued distributions on trust issued
         preferred securities                     9,516      5,983

                                                $23,087    $13,727

G. Preferred Stock  Under provisions of both the Nonvoting
   (4.0 million shares authorized) and Voting (4.0 million shares authorized) Cumulative Preferred Stock, the Board of Directors may divide the authorized stock into series and set specific terms and conditions of each series. AFC's Preferred Stock consisted of the following:

        Series J, no par value; $25.00 liquidating value per share; annual dividends per share $2.00; redeemable at $25.75 per share beginning December 2005 declining to $25.00 at December 2007; 2,886,161 shares (stated value $72.2 million) outstanding at June 30, 1998 and December 31, 1997.

                AMERICAN FINANCIAL CORPORATION 10-Q

H. Unrealized Gain on Marketable Securities The change in net unrealized gain on marketable securities for the six months ended June 30 included the following (in millions):

                                                                  Minority
                                              Pretax      Taxes   Interest    Net
                     1998
   Unrealized holding gains (losses) on
     securities arising during the period    ($  6.8)   $ 2.5     ($ .2)    ($ 4.5)
   Less reclassification adjustment for
     realized gains included in net income   (  10.1)     3.5        .6       (6.0)
   Change in net unrealized gain on
     marketable securities                   ($ 16.9)   $ 6.0      $ .4     ($10.5)


                     1997
   Unrealized holding gains (losses) on
     securities arising during the period     $ 87.2   ($30.6)    ($4.1)     $52.5
   Less reclassification adjustment for
     realized gains included in net income      (5.4)     1.9        .3       (3.2)
   Change in net unrealized gain on
     marketable securities                    $ 81.8   ($28.7)    ($3.8)     $49.3

I. Extraordinary Items Extraordinary items represent AFC's proportionate share of losses related to debt retirements by the following companies. Amounts shown are net of minority interest and income tax benefits (in thousands):

                                       Six months ended
                                            June 30,
                                         1998      1997
        Holding Companies:
          AFC (parent)                  ($ 35)     ($36)
          APU (parent)                    (37)      (42)
        Subsidiaries:
          AAG                            (649)        -

                                        ($721)     ($78)

J. Cash Flows - Fixed Maturity Investments "Investing activities" related to fixed maturity investments in AFC's Statement of Cash Flows consisted of the following (in thousands):

                                       Held to      Available
                                      Maturity       For Sale        Total
        1998
        Purchases                     $    826     $1,243,026   $1,243,852
        Maturities and redemptions     374,625        397,871      772,496
        Sales                           31,940(*)     326,657      358,597

        1997
        Purchases                     $  1,675     $1,204,113   $1,205,788
        Maturities and redemptions     197,546        163,228      360,774
        Sales                             -           698,990      698,990

        (*) Sold (at a gain of $.2 million) due to significant deterioration in the issuers' creditworthiness.

                AMERICAN FINANCIAL CORPORATION 10-Q

K. Commitments and Contingencies Other than as described in "Legal Proceedings" in Part II of this report, there have been no significant changes to the matters discussed and referred to in Note O "Commitments and Contingencies" in AFC's Annual Report on Form 10-K for 1997.

L. Subsequent Event In July 1998, AAG reached a definitive agreement to sell its funeral services division for $164 million in cash. At June 30, 1998, the carrying value of the funeral services division was approximately $125 million. Completion of the sale, which is expected to occur in the fourth quarter of 1998, is subject to certain conditions, including receipt of regulatory approval.

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

LIQUIDITY AND CAPITAL RESOURCES

Ratios AFC's debt to total capital ratio (at the parent holding company level and excluding amounts due AFG) was approximately 18% at June 30, 1998 and 17% at December 31, 1997. Including amounts due AFG, the ratio was 31% at June 30, 1998 and December 31, 1997.

AFC's ratio of earnings to fixed charges, excluding and including preferred dividends, on a total enterprise basis are shown below.

                                       Six months       Year Ended
                                    Ended June 30,     December 31,
                                             1998             1997
  Earnings to fixed charges                  4.13             4.20
  Earnings to fixed charges plus
    preferred dividends                      3.77             3.52

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

AFC participates in a reciprocal Master Credit Agreement among the various AFG holding companies under which funds are made available to each other for general corporate purposes. Amounts due AFG under the Master Credit Agreement were $322 million at June 30, 1998 and $345 million at December 31, 1997.

A new five-year, $300 million bank credit line was established by AFC in February 1998, replacing two subsidiary holding company lines. The new credit line provides ample liquidity and can be used to obtain funds for operating subsidiaries or, if necessary, for the parent companies. At June 30, 1998, there was $97 million borrowed under the credit line.

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

Investments Approximately 91% of the bonds and redeemable preferred stocks held by AFC were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at June 30, 1998. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

AFC's equity securities are concentrated in a relatively limited number of major positions. This approach allows management to more closely monitor the companies and the industries in which they operate.

RESULTS OF OPERATIONS

General Pretax earnings before extraordinary items for the three months and six months ended June 30, 1998 were $65.3 million and $173.4 million, respectively, compared to $93.5 million and $191.7 million in the comparable 1997 periods. The decrease reflects a deterioration in underwriting results in the property and casualty operations due primarily to severe storms in the midwestern part of the country during the 1998 second quarter and a continuation of the adverse claims environment in the California workers' compensation business. These items were partially offset by growth in investment income, higher realized gains on sales of certain investments and income from the sale of real estate properties (primarily in the first quarter).

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

Net written premiums and combined ratios for AFC's property and casualty insurance subsidiaries were as follows (dollars in millions):

                                      Three months ended    Six months ended
                                              June 30,            June 30,
                                           1998     1997       1998      1997
  Net Written Premiums (GAAP)
    NSA Group                            $284.3   $320.9   $  606.7  $  642.1
    Specialty Operations                  272.6    257.6      519.5     522.0
    Commercial and Personal Operations    121.3    135.8      239.2     230.6
    Other lines (*)                         7.9      7.3       15.6      15.8
                                         $686.1   $721.6   $1,381.0  $1,410.5

  Combined Ratios (GAAP)
    NSA Group                              97.0%    96.9%      96.4%     96.8%
    Specialty Operations                  110.0     88.0      105.9      90.3
    Commercial and Personal Operations    116.7    102.7      110.4     102.9
    Aggregate (including other lines)     106.8     98.6      104.7      98.5

  (*) NSA operations in the United Kingdom have been reclassified to other lines.

  NSA Group The NSA Group's net written premiums decreased 11% in the second quarter and 5.5% in the first six months of the year compared to the same 1997 periods. The decline is due primarily to stronger price competition in the industry. Underwriting results for the second quarter and the first six months of the year were comparable to the previous periods.

  Specialty Operations The Specialty Operations' net written premiums increased 6% during the second quarter from the comparable 1997 period due primarily to the acquisition of a general aviation division during 1997. Net written premiums for the first six months of 1998 were down slightly from 1997 due to the inclusion in 1997 of certain in-force amounts obtained under a reinsurance agreement at the beginning of that year. Underwriting results for the second quarter and first six months of 1998 worsened from the comparable periods in 1997 due to (i) losses from the midwestern storms in the second quarter of 1998, (ii) the continuation of the adverse claims environment in the California workers' compensation business, (iii) weak results in the general aviation business and
(iv) unusually good results in 1997 in executive liability and non-profit organization lines.

  Commercial and Personal Operations The Commercial and Personal Operations' net written premiums declined 11% in the second quarter from the comparable period in 1997 primarily due to a decrease in personal automobile coverages in certain states and intense price competition in the commercial casualty markets. Net written premiums were 4% higher in the first six months of 1998 due to the initial impact of a reinsurance agreement for AFC's homeowners' business (which is still in effect) which made first quarter 1997 premiums unusually low. Excluding this impact, premiums declined approximately 9% during the first six months of 1998. The combined ratio for the second quarter of 1998 includes 17 percentage points due to losses from the midwestern storms.

                AMERICAN FINANCIAL CORPORATION 10-Q

               Management's Discussion and Analysis
   of Financial Condition and Results of Operations - Continued


Life, Accident and Health Premiums and Benefits The increase in life, accident and health premiums and benefits reflects primarily AAG's acquisition of General Accident Life Assurance Company in December 1997 and increased sales of pre-need life insurance.

Investment Income Investment income increased $14.6 million (7%) for the second quarter of 1998 and $22.1 million (5%) for the first six months of 1998 compared to 1997 due primarily to an increase in the average amount of investments held partially offset by decreasing market interest rates.

Investee Corporations Equity in net earnings of investee corporations represents AFC's proportionate share of Chiquita's earnings. Chiquita reported net income for the second quarter and first six months of 1998 of $53 million and $94 million, respectively, compared to $41 million and $84 million for the same periods in 1997.

Realized Gains Realized capital gains have been an important part of the return on investments in marketable securities. Individual securities are sold creating gains and losses as market opportunities exist.

Gain on Sale of Investee and Subsidiary Chiquita's public issuance of shares of its common stock in the first and second quarters of 1998 resulted in pretax gains to AFC of $7.7 million and $1.7 million in those periods.

Other Income Other income increased $11.6 million (22%) during the first six months of 1998 due primarily to income of $10.4 million from the sale of operating real estate assets in the first quarter of 1998.

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

Interest on Borrowed Money Interest expense decreased $4.5 million (20%) during the second quarter and $11.1 million (24%) during the first six months of 1998. The decrease reflects a decrease in average amounts borrowed and a decrease in average rates.

Minority Interest Expense  Minority interest expense increased
$6.7 million (156%) during the second quarter and $9.4 million (68%) during the first six months of 1998. Dividends paid by subsidiaries on their trust issued preferred securities have varied as the securities were issued over the past few years.

Other Operating and General Expenses Other operating and general expenses increased $9.8 million (7%) during the first six months of 1998 compared to 1997 due primarily to the inclusion of the operations of General Accident following its acquisition in late
1997.

New Accounting Standard to be Implemented Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," was issued during the second quarter of 1998. The SOP is effective for fiscal years beginning after December 15, 1998, and requires that costs of start-up activities be expensed as incurred. The SOP requires that unamortized balances of previously deferred costs be expensed no later than the first quarter of 1999 and reported as the cumulative effect of a change in accounting principle. AAG had $11 million in capitalized start-up costs at June 30, 1998.

                AMERICAN FINANCIAL CORPORATION 10-Q
                              PART II
                         OTHER INFORMATION


                              Item 1

                         Legal Proceedings

Since 1994, AFC and its subsidiary, American Premier, have disclosed the existence of lawsuits which had been filed by USX Corporation and one of its former subsidiaries seeking $600 million. The disclosures stated that the companies believed they had sufficient defenses and did not expect to suffer any material loss from the litigation.

On May 29, 1998, AFC's subsidiary, American Premier, received notice that the largest and last of the lawsuits had been dismissed in state court. This decision is similar to one issued earlier in the year by the United States District Court for the Northern District of Ohio granting American Premier's Motion for Summary Judgment in separate cases based on the same facts. All of USX's claims against American Premier have now been dismissed with prejudice. Although USX has appealed the earlier District Court decision and will likely appeal the May 1998 state court decision, AFC and American Premier continue to believe that they will not suffer a material loss from this litigation.


                              Item 4

        Submission of Matters to a Vote of Security Holders

AFC's Annual Meeting of Shareholders was held on May 28, 1998; the only issue voted upon was the election of a Board of Directors.
All of the eight nominees were elected. The votes cast for and those withheld are set forth below:

         Name               For       Against    Withheld   Abstain

  Theodore H. Emmerich   12,962,032     N/A        18,638      N/A
  James E. Evans         12,962,131     N/A        18,539      N/A
  Thomas M. Hunt         12,962,230     N/A        18,440      N/A
  Carl H. Lindner        12,962,032     N/A        18,638      N/A
  Carl H. Lindner III    12,962,230     N/A        18,440      N/A
  Keith E. Lindner       12,962,131     N/A        18,539      N/A
  S. Craig Lindner       12,962,131     N/A        18,539      N/A
  William R. Martin      12,962,131     N/A        18,539      N/A
____________________
N/A - Not Applicable

                              Item 5

                         Other Information

Shareholder Proposals

The Proxy Form used by the Company for its Annual Meeting of Shareholders typically grants authority to management's proxies to vote in their discretion on any matters that come before the Meeting as to which adequate notice has not been received. In order for a notice to be deemed adequate for the 1999 Annual Meeting, it must be received by March 7, 1999. In order for a proposal to be considered for inclusion in the Company's proxy statement for that Meeting, it must be received by December 31, 1998.

                AMERICAN FINANCIAL CORPORATION 10-Q
                              PART II
                   OTHER INFORMATION - CONTINUED


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


                                American Financial Corporation



August 12, 1998                 BY:Fred J. Runk
                                   Fred J. Runk
                                   Senior Vice President and Treasurer