Form 10-Q
period 1998-09-30
AMERICAN FINANCIAL CORP
filed 1998-11-13
CIK 5016

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                             FORM 10-Q


      Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934


For the Quarterly Period Ended                    Commission File
September 30, 1998                                No. 1-7361



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


   As of November 1, 1998, there were 10,593,000 shares of the Registrant's Common Stock outstanding, all of which were owned indirectly by American Financial Group, Inc.

                AMERICAN FINANCIAL CORPORATION 10-Q
                              PART I
                       FINANCIAL INFORMATION

          AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET
                      (Dollars In Thousands)

                                                  September 30,  December 31,
                                                          1998          1997
Assets:
Cash and short-term investments                    $   405,831   $   231,227
Investments:
  Fixed maturities:
    Held to maturity - at amortized cost
      (market - $2,911,400 and $3,417,900)           2,764,137     3,326,996
    Available for sale - at market
      (amortized cost - $7,462,670 and $7,225,736)   7,897,070     7,532,836
  Other stocks - principally at market
    (cost - $196,868 and $153,322)                     393,468       446,222
  Investment in investee corporation                   232,933       200,714
  Policy loans                                         221,208       240,955
  Real estate and other investments                    268,657       280,235
     Total investments                              11,777,473    12,027,958

Recoverables from reinsurers and prepaid
  reinsurance premiums                               1,161,686       998,743
Agents' balances and premiums receivable               754,855       691,005
Deferred acquisition costs                             500,052       521,898
Other receivables                                      262,182       261,454
Assets held in separate accounts                        84,890       300,491
Prepaid expenses, deferred charges and other assets    359,600       405,798
Cost in excess of net assets acquired                  283,422       299,408

                                                   $15,589,991   $15,737,982

Liabilities and Capital:
Unpaid losses and loss adjustment expenses         $ 4,528,175   $ 4,225,336
Unearned premiums                                    1,294,259     1,328,910
Annuity benefits accumulated                         5,424,690     5,528,111
Life, accident and health reserves                     339,558       709,899
Payable to American Financial Group, Inc.              292,000       352,766
Other long-term debt:
  Holding companies                                    332,589       286,661
  Subsidiaries                                         207,306       194,084
Liabilities related to separate accounts                84,890       300,491
Accounts payable, accrued expenses and other
  liabilities                                          980,005       908,622
     Total liabilities                              13,483,472    13,834,880

Minority interest                                      527,801       509,619

Shareholders' Equity:
  Preferred Stock
    - $72,154 liquidation value                         72,154        72,154
  Common Stock, no par value
    - 20,000,000 shares authorized
    - 10,593,000 shares outstanding                      9,625         9,625
  Capital surplus                                      948,740       936,154
  Retained earnings                                    194,699        34,350
  Net unrealized gain on marketable securities,
    net of deferred income taxes                       353,500       341,200
     Total shareholders' equity                      1,578,718     1,393,483

                                                   $15,589,991   $15,737,982

                AMERICAN FINANCIAL CORPORATION 10-Q

          AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF EARNINGS
               (In Thousands, Except Per Share Data)


                                                 Three months ended          Nine months ended
                                                    September 30,              September 30,
                                                  1998         1997          1998         1997
Income:
  Property and casualty insurance
    premiums                                $  696,537   $  739,858    $2,080,003   $2,102,001
  Life, accident and health premiums            50,434       32,149       145,710       84,845
  Investment income                            223,322      218,626       672,760      645,961
  Equity in net earnings (loss) of
    investee                                    (5,518)     (13,914)       26,396       18,094
  Realized gains on sales of:
    Securities                                  14,302       29,682        28,890       35,693
    Investee and subsidiaries                   11,090         -           20,510          731
    Other investments                             -            -            6,843         -
  Other income                                  42,262       28,335       106,112       80,582
                                             1,032,429    1,034,736     3,087,224    2,967,907

Costs and Expenses:
  Property and casualty insurance:
    Losses and loss adjustment expenses        513,537      545,915     1,577,440    1,510,426
    Commissions and other underwriting
      expenses                                 201,777      208,975       586,409      586,580
  Annuity benefits                              64,514       72,868       204,735      212,305
  Life, accident and health benefits            40,547       28,250       115,208       78,238
  Interest charges on borrowed money            19,005       21,167        54,059       67,293
  Minority interest expense                     15,048       10,530        38,135       30,887
  Other operating and general expenses          88,823       89,775       248,655      233,214
                                               943,251      977,480     2,824,641    2,718,943

Earnings before income taxes and
  extraordinary items                           89,178       57,256       262,583      248,964
Provision for income taxes                      31,185       22,339        98,594       91,343

Earnings before extraordinary items             57,993       34,917       163,989      157,621

Extraordinary items - loss on prepayment
  of debt                                          (33)      (6,908)         (754)      (6,986)

Net Earnings                                $   57,960   $   28,009    $  163,235   $  150,635

                AMERICAN FINANCIAL CORPORATION 10-Q

          AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      (Dollars in Thousands)



                                Common Stock                           Unrealized
                                   Preferred  and Capital   Retained     Gain on  Comprehensive
                                       Stock      Surplus   Earnings  Securities         Income
Balance at January 1, 1998           $72,154     $936,154   $ 34,350    $341,200

 Net earnings                           -            -       163,235        -          $163,235
 Dividends on Preferred Stock           -            -        (2,886)       -              -
 Capital contribution from parent       -          12,530       -           -              -
 Change in unrealized                   -            -          -         12,300         12,300
 Other                                  -              56       -           -              -

Balance at September 30, 1998        $72,154     $948,740   $194,699    $353,500       $175,535





Balance at January 1, 1997          $162,760     $929,371   $  1,364    $183,400
 Net earnings                           -            -       150,635        -          $150,635
 Dividends on Preferred Stock           -            -       (12,773)       -              -
 Capital contribution from parent       -          12,530       -           -              -
 Change in unrealized                   -            -          -        128,200        128,200
 Other                                  -            (384)      -           -              -

Balance at September 30, 1997       $162,760     $941,517   $139,226    $311,600       $278,835

               AMERICAN FINANCIAL CORPORATION 10-Q

          AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
                          (In Thousands)

                                                         Nine months ended
                                                          September 30,
                                                         1998         1997
Operating Activities:
  Net earnings                                     $  163,235   $  150,635
  Adjustments:
   Extraordinary items                                    754        6,986
   Depreciation and amortization                       71,589       51,173
   Annuity benefits                                   204,735      212,144
   Equity in net earnings of investee                 (26,396)     (18,094)
   Changes in reserves on assets                          761         (102)
   Realized gains on investing activities             (80,357)     (36,102)
   Increase in reinsurance and other receivables     (229,730)    (216,226)
   Decrease (increase) in other assets               (125,352)      66,962
   Increase in insurance claims and reserves          293,264      188,305
   Increase (decrease) in other liabilities           111,765     (104,382)
   Increase in minority interest                       14,743       24,944
   Dividends from investee                              3,600        3,600
   Other, net                                         (12,783)     (19,044)
                                                      389,828      310,799
Investing Activities:
  Purchases of and additional investments in:
   Fixed maturity investments                      (1,682,077)  (1,816,550)
   Equity securities                                  (54,971)     (22,783)
   Subsidiaries                                       (30,325)      (4,900)
   Real estate, property and equipment                (49,425)     (35,396)
  Maturities and redemptions of fixed maturity
    investments                                     1,017,004      535,178
  Sales of:
   Fixed maturity investments                         544,722      935,942
   Equity securities                                   19,119       85,677
   Subsidiaries                                       164,589        2,500
   Real estate, property and equipment                 48,634        2,792
  Cash and short-term investments of acquired
   (former) subsidiaries                              (19,646)         (70)
  Increase in other investments                        (9,363)      (4,448)
                                                      (51,739)    (322,058)

Financing Activities:
  Fixed annuity receipts                              358,659      369,731
  Annuity surrenders, benefits and withdrawals       (538,912)    (439,818)
  Additional long-term borrowings                     217,537       63,090
  Reductions of long-term debt                       (159,383)    (110,494)
  Borrowings from AFG                                    -          44,100
  Payments to AFG                                     (52,500)    (118,500)
  Capital contribution                                 14,000       14,000
  Issuances of trust preferred securities                -         149,353
  Cash dividends paid                                  (2,886)     (12,773)
                                                     (163,485)     (41,311)

Net Increase (Decrease) in Cash and
  Short-term Investments                              174,604      (52,570)

Cash and short-term investments at beginning
  of period                                           231,227      404,831

Cash and short-term investments at end of period   $  405,831   $  352,261

             AMERICAN FINANCIAL CORPORATION, INC. 10-Q

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

   AFC's Common Stock is owned by AFC Holding Company, a wholly-owned subsidiary of American Financial Group, Inc. ("AFG").
   AFC's ownership of subsidiaries and significant affiliates was as follows:

                                                   September 30,  December 31,
                                                           1998    1997  1996
      American Annuity Group, Inc. ("AAG")                   82%     81%   81%
      American Financial Enterprises, Inc. ("AFEI")(*)       80%     80%   83%
      American Premier Underwriters, Inc.(*)                 81%     81%   81%
      Chiquita Brands International, Inc.                    37%     39%   43%

      (*) AFG owned the remaining 20% of AFEI and 19% of American Premier at September 30, 1998 and December 31, 1997.

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

   Short-term investments are carried at cost; loans receivable are carried primarily at the aggregate unpaid balance.
   Premiums and discounts on mortgage-backed securities are amortized over their expected average lives using the interest method.

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

     Life, Accident and Health Reserves Liabilities for future policy benefits under traditional life, accident and health policies are computed using a net level premium method.
   Computations are based on anticipated

                AMERICAN FINANCIAL CORPORATION 10-Q
   investment yield, mortality, morbidity and surrenders and include provisions for unfavorable deviations. Reserves are modified as necessary to reflect actual experience and developing trends.

     Assets Held In and Liabilities Related to Separate Accounts Separate account assets and related liabilities represent variable annuity deposits and, in 1997, include deposits maintained by several banks under a previously offered tax-deferred annuity program which was sold as part of the Funeral Services division (see Note B).

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

   Income Taxes AFC and American Premier have each filed consolidated federal income tax returns which include all 80%- owned U.S. subsidiaries, except for certain life insurance subsidiaries and their subsidiaries. At the close of business on December 31, 1996, AFG contributed 81% of the common stock of American Premier to AFC. Accordingly, AFC and American Premier filed a consolidated return for 1997.

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

   Start-up Costs Certain costs associated with introducing new products and distribution channels are deferred by AAG and are amortized on a straight-line basis over 5 years. See
   Management's Discussion and Analysis - "New Accounting
   Standards to be Implemented."

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

                AMERICAN FINANCIAL CORPORATION 10-Q

B. Sale of Subsidiaries  On September 30, 1998, AAG sold its
   Funeral Services division for approximately $165 million in cash. AFC realized a pretax gain of $21.6 million, before $2.7 million of minority interest, on this sale.

   In September 1998, AFC reached a definitive agreement to sell the majority of its Commercial lines division to Ohio Casualty Company for $300 million in cash plus warrants to purchase
   3 million shares of Ohio Casualty common stock. The commercial lines being sold generated net written premiums of approximately $215 million and $235 million for the nine months ended September 30, 1998 and 1997, respectively, and $330 million for the year ended December 31, 1997. AFC expects to record a pretax gain in excess of $140 million on this transaction. Completion of the sale, which is expected to occur in the fourth quarter of 1998, is subject to certain conditions, including receipt of regulatory approval.

C. Segments of Operations Following the sale of its Commercial lines division, AFC's property and casualty group will be engaged primarily in private passenger automobile and specialty insurance businesses. AFC's annuity and life business primarily sells tax-deferred annuities to employees of primary and secondary educational institutions and hospitals. In addition, AFC has owned significant portions of the voting equity securities of certain companies (investee corporation - see Note D).

   The Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which is required to be implemented by the end of 1998. The implementation of SFAS No. 131 will have no effect on AFC's earnings or its financial position.

   The following table (in thousands) shows AFC's revenues by significant business segment. The Personal group consists of the nonstandard auto group along with the preferred/standard private passenger auto and other personal insurance business, formerly included in the Commercial and Personal lines. The Specialty group now includes a highly diversified group of specialty business units (formerly, Specialty lines) plus the commercial business previously included in the Commercial and Personal lines.

                                           Nine months ended September 30,
                                                      1998           1997
       Property and casualty insurance:
         Premiums earned:
          Personal                              $  980,288     $1,017,976
          Specialty                              1,068,854      1,056,531
          Other (a)                                 30,861         27,494
                                                 2,080,003      2,102,001
       Investment and other income                 376,684        340,608
                                                 2,456,687      2,442,609
       Annuities and life (b)                      584,834        466,046
         Other                                      19,307         41,158
                                                 3,060,828      2,949,813
       Equity in net earnings of investee           26,396         18,094

                                                $3,087,224     $2,967,907

       (a) Includes nonstandard auto group operations in the United Kingdom.
       (b) Represents primarily investment income.

                AMERICAN FINANCIAL CORPORATION 10-Q

D. Investment in Investee Corporation Investment in investee corporation reflects AFC's ownership of 24 million shares of Chiquita common stock. The market value of this investment was $253 million and $391 million at September 30, 1998 and December 31, 1997, respectively. Chiquita is a leading international marketer, producer and distributor of bananas and other quality fresh and processed food products.

   Summarized financial information for Chiquita follows (in millions):

                                  Nine months ended September 30,
                                           1998             1997
      Net Sales                          $2,095           $1,834
      Operating Income                      157              134
      Net Income                             83               56

   In November 1998, Chiquita reported that it had incurred significant damage to its operations in Honduras as a result of widespread flooding caused by Hurricane Mitch. Chiquita estimated that its asset write-offs and charges relating to Honduras for its fourth quarter will be in the $50 million range.

E. Payable to American Financial Group In December 1997, AFC and APU entered into a ten-year reciprocal Master Credit Agreement with AFG and AFC's direct parent, AFC Holding Company, under which funds are made available to each other at one percent over LIBOR. At September 30, 1998 and December 31, 1997, AFC and APU had outstanding net borrowings due AFG and AFC Holding under the Master Credit Agreement of $292.0 million and $352.8 million (including accrued interest payable), respectively.

F. Other Long-Term Debt The carrying value of long-term debt consisted of the following (in thousands):

                                                   September 30, December 31,
                                                           1998         1997
      Holding Companies:
       AFC notes payable to banks due December 2002    $ 95,000      $45,000
       AFC 9-3/4% Debentures due April 2004              78,797       79,792
       APU 9-3/4% Subordinated Notes due August 1999     89,738       92,127
       APU 10-5/8% Subordinated Notes due April 2000     43,108       43,889
       APU 10-7/8% Subordinated Notes due May 2011       17,544       17,586
       Other                                              8,402        8,267

                                                       $332,589     $286,661
      Subsidiaries:
       AAG 6-7/8% Senior Notes due June 2008           $100,000     $   -
       AAG notes payable to banks due
         in installments to December 2003                57,000      107,000
       AAG 11-1/8% Senior Subordinated Notes               -          24,080
       Notes payable secured by real estate              37,744       49,525
       Other                                             12,562       13,479

                                                       $207,306     $194,084

                AMERICAN FINANCIAL CORPORATION 10-Q

   At September 30, 1998, sinking fund and other scheduled principal payments on debt for the balance of 1998 and the subsequent five years were as follows (in thousands):

                    Holding
                  Companies    Subsidiaries      Total
      1998          $  -            $   472   $    472
      1999           89,030           1,962     90,992
      2000           42,042           8,666     50,708
      2001             -              1,381      1,381
      2002          100,502           1,266    101,768
      2003             -             58,294     58,294

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

G. Minority Interest Minority interest in AFC's balance sheet is comprised of the following (in thousands):

                                     September 30,  December 31,
                                             1998          1997
     Interest of AFG (parent) and of
       noncontrolling shareholders
       in subsidiaries' common stock     $302,801      $284,619
     Preferred securities issued by
       subsidiary trusts                  225,000       225,000

                                         $527,801      $509,619

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

   The preferred securities are summarized as follows:

       Date of                                            Optional
       Issuance     Issuance (Maturity Date)     Amount   Redemption Dates

       November 1996   9-1/4% TOPrS (2026)  $75,000,000   On or after 11/7/2001
       March 1997      8-7/8% Pfd   (2027)   75,000,000   On or after 3/1/2007
       May 1997        7-1/4% ROPES (2041)   75,000,000   Prior to 9/28/2000
                                                            and after 9/28/2001

   AAG effectively provides unconditional guarantees of its trusts' obligations.

                AMERICAN FINANCIAL CORPORATION 10-Q

   Minority Interest Expense Minority interest expense is comprised of (in thousands):

                                                Nine months ended
                                                   September 30,
                                                1998        1997
      Interest of AFG (parent) and
       noncontrolling shareholders in
       earnings of subsidiaries              $23,861     $20,417
      Accrued distributions on trust issued
       preferred securities                   14,274      10,470

                                             $38,135     $30,887

H. Preferred Stock  Under provisions of both the Nonvoting
   (4.0 million shares authorized) and Voting (4.0 million shares authorized) Cumulative Preferred Stock, the Board of Directors may divide the authorized stock into series and set specific terms and conditions of each series. AFC's Preferred Stock consisted of the following:

       Series J, no par value; $25.00 liquidating value per share; annual dividends per share $2.00; redeemable at $25.75 per share beginning December 2005 declining to $25.00 at December 2007; 2,886,161 shares (stated value $72.2 million) outstanding at September 30, 1998 and December 31, 1997.

I. Unrealized Gain on Marketable Securities The change in net unrealized gain on marketable securities for the nine months ended September 30 included the following (in millions):

                                                                   Minority
                                                 Pretax    Taxes   Interest      Net
                    1998
   Unrealized holding gains (losses) on
     securities arising during the period         $67.2   ($22.0)     ($8.1)   $37.1
   Less reclassification adjustment for
     realized gains included in net income
     and unrealized gains of subsidiaries sold    (45.1)    15.8        4.5    (24.8)
   Change in net unrealized gain on
     marketable securities                        $22.1   ($ 6.2)     ($3.6)   $12.3


                    1997
   Unrealized holding gains (losses) on
     securities arising during the period        $254.0   ($89.0)    ($15.6)  $149.4
   Less reclassification adjustment for
     realized gains included in net income        (36.1)    12.6        2.3    (21.2)
   Change in net unrealized gain on
     marketable securities                       $217.9   ($76.4)    ($13.3)  $128.2

J. Extraordinary Items Extraordinary items represent AFC's proportionate share of losses related to debt retirements by the following companies. Amounts shown are net of minority interest and income tax benefits (in thousands):

                                     Nine months ended
                                        September 30,
                                      1998        1997
      Holding Companies:
        AFC (parent)               ($   51)    ($5,357)
        APU (parent)                   (54)       (379)
      Subsidiaries:
        AAG                           (649)     (1,250)

                                   ($  754)    ($6,986)

                AMERICAN FINANCIAL CORPORATION 10-Q

K. Cash Flows - Fixed Maturity Investments "Investing activities" related to fixed maturity investments in AFC's Statement of Cash Flows consisted of the following (in thousands):

                                   Held to    Available
                                  Maturity     For Sale       Total
      1998
      Purchases                        826    1,681,251   1,682,077
      Maturities and redemptions   478,711      538,293   1,017,004
      Sales                         37,903(*)   506,819     544,722


      1997
      Purchases                   $  3,759   $1,812,791  $1,816,550
      Maturities and redemptions   268,432      266,746     535,178
      Sales                           -         935,942     935,942

      (*) Sold (at a gain of $.7 million) due to significant deterioration in the issuers' creditworthiness.

L. Commitments and Contingencies Other than as disclosed in "Legal Proceedings" in Part II of AFC's June 30, 1998 Form 10-Q, there have been no significant changes to the matters discussed and referred to in Note O "Commitments and Contingencies" in AFC's Annual Report on Form 10-K for 1997.

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

Year 2000 Status AFC's Year 2000 Project is a corporate-wide program designed to ensure that its computer systems will function properly in the year 2000. The Project also encompasses communicating with agents, vendors, financial institutions and others with which the companies conduct business to determine their Year 2000 readiness and resulting effects on AFC. AFC's Year 2000 Project is being coordinated by its Year 2000 Project Office which monitors the work being performed by the various business units and reports monthly to the Audit Committee of the Board of Directors and more frequently to senior management.

To address the Year 2000 problem, AFC's operations have been divided into separate systems groups. At September 30, 1998, these groups were in the process of either (i) modifying their software programs or (ii) replacing programs with new software that is Year 2000 compliant. Nearly three-fourths of the groups are "on target" to meet AFC's goal of having program modifications and new software installations substantially completed by the end of 1998, with testing continuing in and through 1999. About one-fourth of the groups are being "closely watched" because there is some risk that critical dates in the project schedule may be missed with a potential for some disruption of normal business operations. One group is considered "critical" at this time since it has significantly missed internal project deadlines. This project has recently been reorganized and staffing levels have been increased. The project is being closely monitored and will be reviewed to determine if it can be upgraded to the "closely watched" category during the fourth quarter of 1998.

Contingency plans have been developed for certain systems deemed most critical to operations. These plans provide a documented order of actions necessary to keep the business functions operating for these systems. Such plans typically include procedures and workflow processes for developing contingent databases.
Contingency planning for other systems deemed critical to operations and reasonably likely not to be modified on schedule will begin in the fourth quarter of 1998 and be completed by mid-1999.

Many of the systems being replaced were planned replacements which were merely accelerated due to the Year 2000 problem. In addition, a significant portion of AFC's Year 2000 Project is being completed using internal staff. Therefore, cost estimates for the Year 2000 Project do not entirely represent incremental costs.

From inception in the early 1990s through September 30, 1998, AFC has incurred approximately $32 million in Year 2000 costs, including capitalized costs of $7 million for new systems. During the first nine months of 1998, $17 million in Year 2000 costs have been expensed. AFC estimates that it will incur an additional
$30 million of such costs in completing the Project.

               AMERICAN FINANCIAL CORPORATION 10-Q

               Management's Discussion and Analysis
   of Financial Condition and Results of Operations - Continued


Projected Year 2000 costs and completion dates are based on management's best estimates. However, there can be no assurance that these estimates will be achieved. Should software modifications and new software installations not be completed on a timely basis, the resulting disruptions could have a material adverse affect on operations.

AFC's operations could also be affected by the inability of third parties such as agents and vendors to become Year 2000 compliant. In addition, AFC's property and casualty insurance subsidiaries are reviewing the potential impact of the Year 2000 issue on insureds as part of their underwriting process. They are also reviewing policy forms, issuing clarifying endorsements where appropriate and examining coverage issues for Year 2000 exposures. While it is possible that Year 2000 claims may emerge in future periods, it is not possible to estimate any such amounts.

A&E Reserves Under the agreement to sell a majority of its Commercial lines division, AFC will retain liabilities for certain asbestos and environmental exposures ("A&E") relating to claims under policies written prior to the mid-1980's. AFC's insurance subsidiaries are in the process of reviewing their A&E reserves and expect this review to be completed before the end of this year. While its A&E reserves at September 30, 1998, were about
$350 million, approximately 10 times the preceding three years' average claim payments, AFC expects that the review could indicate estimated ultimate aggregate losses as much as two-thirds greater than that amount. Any additional A&E reserves estimated to be required will be recorded as a special charge upon completion of the review.

Forward-Looking Statements The Private Securities Litigation Reform Act of 1995 encourages corporations to provide investors with information about the company's anticipated performance and provides protection from liability if future results are not the same as management's expectations. This document contains certain forward-looking statements that are based on assumptions which management believes are reasonable, but by their nature, inherently uncertain. Future results could differ materially from those projected. Factors that could cause such differences include, but are not limited to: changes in economic conditions, regulatory actions, level of catastrophe losses, the Year 2000 issue and competitive pressures. AFC undertakes no obligation to update any forward-looking statements.

LIQUIDITY AND CAPITAL RESOURCES

Ratios  AFC's debt to total capital ratio (at the parent holding company level and excluding amounts due AFG) was approximately 17% at September 30, 1998 and December 31, 1997. Including amounts due AFG, the ratio was 28% at September 30, 1998 and 31% at December 31, 1997.

AFC's ratio of earnings to fixed charges, excluding and including preferred dividends, on a total enterprise basis are shown below.

                                      Nine months      Year Ended
                               Ended September 30,    December 31,
                                             1998            1997
  Earnings to fixed charges                  4.43            4.20
  Earnings to fixed charges plus
    preferred dividends                      4.06            3.52

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

AFC participates in a reciprocal Master Credit Agreement among the various AFG holding companies under which funds are made available to each other for general corporate purposes. Amounts due AFG under the Master Credit Agreement were $292 million at September 30, 1998 and $345 million at December 31, 1997.

A new five-year, $300 million bank credit line was established by AFC in February 1998, replacing two subsidiary holding company lines. The new credit line provides ample liquidity and can be used to obtain funds for operating subsidiaries or, if necessary, for the parent companies. At September 30, 1998, there was $95 million borrowed under the credit line.

Dividend payments from subsidiaries have been very important to the liquidity and cash flow of the individual holding companies in the past. However, the reliance on such dividend payments has been lessened by the combination of (i) strong capital at AFC's insurance subsidiaries (and the related decreased likelihood of a need for investment in those companies), (ii) the reduction of debt at the holding companies from historical levels (and the related decrease in ongoing cash needs for interest and principal payments),
(iii) AFC's ability to obtain financing in capital markets, as well as (iv) the sales of non-core investments.

Investments Approximately 91% of fixed maturities held by AFC were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at September 30, 1998. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

AFC's equity securities are concentrated in a relatively limited number of major positions. This approach allows management to more closely monitor the companies and the industries in which they operate.

RESULTS OF OPERATIONS

General Pretax earnings before extraordinary items for the three months ended September 30, 1998 were $89.2 million compared to $57.3 million for the third quarter of 1997. The earnings improvement for the 1998 quarter reflects an increase in investment income and income from the sale of lease residuals and real estate properties, a decrease in investee losses and the absence of certain costs and expenses included in the 1997 period.

Pretax earnings before extraordinary items for the nine months ended September 30, 1998 were $262.6 million compared to $249.0 million for the first nine months of 1997. The earnings reflect higher realized gains in addition to those items mentioned above related to the third quarter, partially offset by a deterioration in underwriting results in the property and casualty operations due primarily to severe storms in the midwestern part of the country during the 1998 second quarter and a continuation of the adverse claims environment in the California workers' compensation business.

                AMERICAN FINANCIAL CORPORATION 10-Q

               Management's Discussion and Analysis
   of Financial Condition and Results of Operations - Continued


Property and Casualty Insurance - Underwriting Following the sale of its Commercial lines division as described in Note B, which is expected to be completed in the fourth quarter of 1998, AFC's property and casualty group will be engaged primarily in private passenger automobile and specialty insurance businesses. Accordingly, AFC has realigned its property and casualty group into two major business groups: Personal and Specialty.

The Personal group consists of the nonstandard auto group along with the preferred/standard private passenger auto and other personal insurance business, formerly included in the Commercial and Personal lines. The nonstandard automobile insurance companies insure risks not typically accepted for standard automobile coverage because of the applicant's driving record, type of vehicle, age or other criteria.

The Specialty group includes a highly diversified group of business lines (formerly, Specialty lines) plus the commercial business previously included in the Commercial and Personal lines. Some of the more significant areas are executive liability, inland and ocean marine, U.S.-based operations of Japanese companies, agricultural-related coverages, California workers' compensation, non-profit liability, general aviation coverages, fidelity and surety bonds, and umbrella and excess coverages. Commercial lines businesses to be sold include certain coverages in workers' compensation, commercial multi-peril, umbrella, and commercial automobile.

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

Net written premiums and combined ratios for AFC's property and casualty insurance subsidiaries were as follows (dollars in millions):

                                Three months ended      Nine months ended
                                   September 30,          September 30,
                                     1998     1997         1998      1997
  Net Written Premiums (GAAP)
    Personal                       $314.3   $329.0     $  998.0  $1,030.6
    Specialty                       357.9    397.7      1,039.6   1,090.8
    Other                             2.1     13.6         17.7      29.4
                                   $674.3   $740.3     $2,055.3  $2,150.8

  Combined Ratios (GAAP)
    Personal                         97.3%    98.5%        96.9%     99.1%
    Specialty                       106.0    103.9        107.5      96.5
    Aggregate (including other)     102.8    102.0        104.1      99.8

 Personal The Personal group's net written premiums decreased 4% in the third quarter and 3% in the first nine months of the year compared to the same 1997 periods. The decline is due primarily to stronger price competition in the personal automobile market.

                AMERICAN FINANCIAL CORPORATION 10-Q

               Management's Discussion and Analysis
   of Financial Condition and Results of Operations - Continued


 Specialty The Specialty group's net written premiums decreased $39.8 million (10%) during the third quarter from the comparable 1997 period due primarily to the initial impact of a reinsurance agreement whereby approximately 30% of AFC's California workers' compensation premiums are being ceded. Also, the Specialty group's writings continue to be affected by intense price competition in the commercial casualty markets. Underwriting results for the third quarter of 1998 continue to be affected by the adverse claims environment in the California workers' compensation business and weak results in the general aviation business.

Net written premiums for the first nine months of 1998 decreased $51.2 million (5%) from 1997 due to the workers' compensation reinsurance agreement mentioned above and a decline in commercial multi-peril due to price competition. Underwriting results for the first nine months of 1998 worsened from the comparable periods in 1997 due to (i) losses from the midwestern storms in the second quarter of 1998, (ii) the continuation of the adverse claims environment in the California workers' compensation business, (iii) weak results in the general aviation business and (iv) unusually good results in 1997 in certain other lines.

Life, Accident and Health Premiums and Benefits The increase in life, accident and health premiums and benefits reflects primarily AAG's acquisition of GA Life Assurance Company in December 1997 and increased sales of pre-need life insurance.

Investment Income Investment income increased $4.7 million (2%) for the third quarter of 1998 and $26.8 million (4%) for the first nine months of 1998 compared to 1997 due primarily to an increase in the average amount of investments held partially offset by decreasing market interest rates.

Investee Corporations Equity in net earnings of investee corporations represents AFC's proportionate share of Chiquita's earnings. Chiquita reported net income (losses) for the third quarter and first nine months of 1998 of ($11 million) and $83 million, respectively, compared to ($28 million) and $56 million for the same periods in 1997.

Realized Gains Realized capital gains have been an important part of the return on investments in marketable securities. Individual securities are sold creating gains and losses as market opportunities exist.

Gain on Sale of Investee and Subsidiaries

   Investee Chiquita's public issuance of shares of its common stock in the first and second quarters of 1998 resulted in pretax gains to AFC of $7.7 million and $1.7 million in those periods.

   Subsidiaries In the third quarter of 1998, AFC recorded a pretax gain of $21.6 million on AAG's sale of its Funeral Services Division and a charge of $10.5 million relating to operations expected to be sold or otherwise disposed of.

Other Income Other income increased $13.9 million (49%) during the third quarter and $25.5 million (32%) in the first nine months of 1998 due primarily to income from the sale of operating real estate assets and lease residuals.

                AMERICAN FINANCIAL CORPORATION 10-Q

               Management's Discussion and Analysis
   of Financial Condition and Results of Operations - Continued


Annuity Benefits Annuity benefits reflect interest credited to annuity policyholders' funds accumulated. The majority of AAG's fixed rate annuity products permit AAG to change the crediting rate at any time (subject to minimum interest rate guarantees of 3% or 4% per annum). As a result, management has been able to react to changes in market interest rates and maintain a desired interest rate spread. While management believes the recent interest rate environment has contributed to an increase in annuitizations and surrenders, AAG's persistency rate remains over 87%. A continuation of the current interest rate environment could adversely affect this rate.

Interest on Borrowed Money Interest expense decreased $2.2 million (10%) during the third quarter and $13.2 million (20%) during the first nine months of 1998. The decrease reflects a decrease in average amounts borrowed and a decrease in average rates.

Minority Interest Expense  Minority interest expense increased
$4.5 million (43%) during the third quarter and $7.2 million (23%) during the first nine months of 1998. Dividends paid by subsidiaries on their trust issued preferred securities have varied as the securities were issued over the past few years.

New Accounting Standard to be Implemented Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," was issued during the second quarter of 1998. The SOP is effective for fiscal years beginning after December 15, 1998, and requires that costs of start-up activities be expensed as incurred. The SOP requires that unamortized balances of previously deferred costs be expensed no later than the first quarter of 1999 and reported as the cumulative effect of a change in accounting principle. AAG had approximately $8 million in capitalized start-up costs at September 30, 1998.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be implemented for fiscal years beginning after June 15, 1999. Management does not anticipate that implementation of the new statement will have a significant effect on AFC's earnings or its financial position.

                AMERICAN FINANCIAL CORPORATION 10-Q
                              PART II
                         OTHER INFORMATION


                              Item 6

                 Exhibits and Reports on Form 8-K

(a) Exhibit 27 - Financial Data Schedule as of September 30, 1998.  For
                 submission in electronic filing only.

(b) Reports on Form 8-K:

      Date of Report       Item Reported

      September 21, 1998   Agreement to sell Commercial Lines Division


                             Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized.


                                American Financial Corporation



November 12, 1998               BY:Fred J. Runk
                                   Fred J. Runk
                                   Senior Vice President and Treasurer