Form 10-K405
period 1998-12-31
AMERICAN FINANCIAL CORP
filed 1999-03-30
CIK 5016

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K

         Annual Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934


For the Fiscal Year Ended                           Commission File
December 31, 1998                                   No. 1-7361


                    AMERICAN FINANCIAL CORPORATION


Incorporated under                                  IRS Employer I.D.
the Laws of Ohio                                    No. 31-0624874

            One East Fourth Street, Cincinnati, Ohio 45202
                            (513) 579-2121

Securities Registered Pursuant to Section 12(b) of the Act:
                                                Name of Each Exchange
   Title of Each Class                          on which Registered
   Series J Voting Cumulative Preferred Stock   Pacific Exchange, Inc.
   9-3/4% Debentures due April 20, 2004         Pacific Exchange, Inc.

Securities Registered Pursuant to Section 12(g) of the Act:  None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X
No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and need not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 1, 1999, there were 10,593,000 shares of the Registrant's Common Stock outstanding, all of which were owned by American Financial Group, Inc. At that date there were 2,886,161 shares of Series J Voting Preferred Stock outstanding (all of which were owned by non-affiliates). All shares of Common and Preferred Stock are entitled to one vote per share and generally vote as a single class. The aggregate market value of the Preferred Stock at that date was approximately $79.7 million.

                             _____________

                 Documents Incorporated by Reference:

   Proxy Statement for the 1999 Annual Meeting of Shareholders
(portions of which are incorporated by reference into Part III hereof).

                    AMERICAN FINANCIAL CORPORATION

                        INDEX TO ANNUAL REPORT

                             ON FORM 10-K


Part I                                                            Page
  Item  1 - Business:
              Introduction                                           1
              Property and Casualty Insurance Operations             2
              Annuity and Life Operations                           16
              Other Companies                                       20
              Investment Portfolio                                  20
              Regulation                                            22
  Item  2 - Properties                                              23
  Item  3 - Legal Proceedings                                       24
  Item  4 - Submission of Matters to a Vote of Security Holders    (a)


Part II
  Item  5 - Market for Registrant's Common Equity and Related
            Stockholder Matters                                     25
  Item  6 - Selected Financial Data                                 26
  Item  7 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     27
  Item 7A - Quantitative and Qualitative Disclosures About
            Market Risk                                            (b)
  Item  8 - Financial Statements and Supplementary Data             37
  Item  9 - Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                    (a)


Part III
  Item 10 - Directors and Executive Officers of the Registrant      37
  Item 11 - Executive Compensation                                  37
  Item 12 - Security Ownership of Certain Beneficial Owners
            and Management                                          37
  Item 13 - Certain Relationships and Related Transactions          37


Part IV
  Item 14 - Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                                    S-1



 (a)  The response to this Item is "none".
 (b)  The response to this Item is included in Item 7.

Forward-Looking Statements The Private Securities Litigation Reform Act of 1995 encourages corporations to provide investors with information about the company's anticipated performance and provides protection from liability if future results are not the same as management's expectations. This document, chiefly in Items 1, 3, 5, 7 and 8, contains certain forward-looking statements that are based on assumptions which management believes are reasonable, but by their nature, inherently uncertain. Future results could differ materially from those projected. Factors that could cause such differences include, but are not limited to: changes in economic conditions especially with regard to availability of and returns on capital, regulatory actions, changes in legal environment, levels of catastrophe and other major losses, availability of reinsurance, the Year 2000 issue, and competitive pressures. AFC undertakes no obligation to update any forward-looking statements.

                                PART I

                                ITEM 1

                               Business

Please refer to "Forward Looking Statements" following the Index in front of this Form 10-K.

Introduction

   American Financial Corporation ("AFC") is a holding company which, through its subsidiaries, is engaged primarily in private passenger automobile and specialty property and casualty insurance businesses and in the sale of tax-deferred annuities and certain life and supplemental health insurance products. AFC's property and casualty operations originated in the 1800's and is one of the twenty five largest property and casualty groups in the United States based on statutory net premiums written. AFC was incorporated as an Ohio corporation in 1955. Its address is One East Fourth Street, Cincinnati, Ohio 45202; its phone number is (513) 579-2121. At December 31, 1998, all of the outstanding Common Stock of AFC was owned by American Financial Group, Inc. ("AFG").

   At the close of business on December 31, 1996, AFG contributed to AFC 81% of the common stock of American Premier Underwriters, Inc. ("APU" or "American Premier"). Because AFC and American Premier have been under the common control of AFG since merger transactions completed in April 1995 (the "Mergers"), the acquisition of American Premier has been recorded by AFC at AFG's historical cost in a manner similar to a pooling of interests. Accordingly, the historical consolidated financial statements of AFC for periods subsequent to the Mergers have been restated to include the accounts of American Premier.

General

   Generally, companies have been included in AFC's consolidated financial statements when the ownership of voting securities has exceeded 50%; for investments below that level but above 20%, AFC has accounted for the investments as investees. (See Note E to AFC's financial statements.) The following table shows AFC's percentage ownership of voting securities of its significant affiliates over the past several years:
                                 Voting Ownership at December 31,
                                   1998  1997  1996  1995   1994
  American Premier Underwriters     81%   81%   81%   (a)    42%
  Great American Insurance Group   100%  100%  100%  100%   100%
  American Annuity Group            82%   81%   81%   81%    80%
  American Financial Enterprises    80%   80%   83%   83%    83%
  Chiquita Brands International     37%   39%   43%   44%    46%
  Citicasters                        -     -    (b)   38%    37%

  (a) Exchanged for shares of American Financial Group in April 1995.
  (b) Sold in September 1996.

   The following summarizes the more significant changes in ownership percentages shown in the above table.

   American Premier Underwriters In April 1995, APU became a subsidiary of AFG as a result of the Mergers.

   Chiquita Brands International During the second half of 1997 and the first half of 1998, Chiquita issued an aggregate of 4.6 million shares and 4.0 million shares of its common stock, respectively, in connection with the purchase of new businesses.

   Citicasters In 1996, the investment in Citicasters was sold to an unaffiliated company.

Property and Casualty Insurance Operations

   Prior to agreeing in September 1998 to sell substantially all of its Commercial lines division to the Ohio Casualty Corporation, AFC managed and operated its property and casualty business in three major business segments: Nonstandard Automobile Insurance, Specialty lines and Commercial and Personal lines. Following the sale of its Commercial lines division, AFC's property and casualty group is engaged primarily in private passenger automobile and specialty insurance businesses. Accordingly, AFC has realigned its property and casualty group into two major business groups: Personal and Specialty. Each group reports to an individual senior executive and is comprised of multiple business units which operate autonomously but with strong central financial controls and full accountability. Decentralized control allows each unit the autonomy necessary to respond to local and specialty market conditions while capitalizing on the efficiencies of centralized investment, actuarial, financial and legal support functions. AFC's property and casualty insurance operations employ approximately 7,600 persons.

   In December 1998, AFC completed the sale of the Commercial lines division for approximately $300 million plus warrants to purchase
3 million shares of Ohio Casualty common stock. AFC may receive up to an additional $40 million in the year 2000 based upon the retention and growth of the insurance businesses acquired by Ohio Casualty. The commercial lines sold generated net written premiums of approximately $250 million in 1998 prior to the sale, $315 million in 1997 and $314 million in 1996.

   In January 1999, AFC agreed to acquire Worldwide Insurance Company (formerly, Providian Auto and Home Insurance Company), from AEGON Insurance Group for approximately $160 million. Worldwide is a provider of direct response private passenger automobile insurance and is licensed in 45 states. The acquisition will provide AFC with a significant new distribution channel for its private passenger auto insurance business and a variety of other insurance products. In 1998, Worldwide generated net written premiums of approximately
$121 million. Completion of the transaction is expected to occur in the first half of 1999.

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

   Management's focus on underwriting performance has resulted in a statutory combined ratio averaging 103.5% for the period 1994 to 1998, as compared to 105.5% for the property and casualty industry over the same period (Source: "Best's Review/Preview - Property/Casualty" - January 1999 Edition). AFC believes that its product line diversification and underwriting discipline have contributed to the Company's ability to consistently outperform the industry's underwriting results. Management's philosophy is to refrain from writing business that is not expected to produce an underwriting profit even if it is necessary to limit premium growth to do so.

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

   Unless indicated otherwise, the financial information presented for the property and casualty insurance operations herein is presented based on GAAP and includes for all periods (i) the insurance operations of AFC and American Premier and (ii) the commercial lines businesses sold up to the sale date.

   The following table shows (in millions) certain information of AFC's property and casualty insurance operations.

                                 1998      1997      1996
  Statutory Basis
  Premiums Earned             $ 2,657    $2,802    $2,821
  Admitted Assets               6,463     6,983     6,603
  Unearned Premiums               914     1,133     1,104
  Loss and LAE Reserves         3,702     3,475     3,397
  Capital and Surplus           1,840     1,916     1,659

  GAAP Basis
  Premiums Earned             $ 2,699    $2,824    $2,845
  Total Assets                 10,053     9,212     8,623
  Unearned Premiums             1,233     1,329     1,248
  Loss and LAE Reserves         4,773     4,225     4,124
  Shareholder's Equity          3,174     3,019     2,695

   The following table shows the size (in millions), segment and A.M. Best rating of AFC's major property and casualty insurance subsidiaries. AFC continues to focus on growth opportunities in what it believes to be more profitable specialty and private passenger auto businesses which represented the bulk of 1998 net written premiums.

                                    Net Written Premiums
  Company (A.M. Best Rating)       Personal     Specialty

  Great American (A)                 $  167        $  995(*)

  Republic Indemnity (A)                -             162
  Mid-Continent (A)                     -             108
  National Interstate (A-)              -              30
  American Empire Surplus Lines (A+)    -              17

  Atlanta Casualty (A)                  348           -
  Infinity (A)                          314           -
  Windsor (A)                           313           -
  Leader (A-)                           137           -
                                     $1,279        $1,312

(*) Includes $250 million in premiums written by Great American's
    Commercial lines division which was sold in 1998.

   The following table shows the performance of AFC's property and casualty insurance operations (dollars in millions):

                                           1998       1997      1996

  Net written premiums                   $2,609(a)  $2,858    $2,788

  Net earned premiums                    $2,699     $2,824    $2,845
  Loss and LAE                            2,001      2,076     2,052
  Special A&E charge                        214        -          80
  Underwriting expenses                     764        783       780
  Policyholder dividends                      9          7        14
  Underwriting loss                     ($  289)   ($   42)  ($   81)

  GAAP ratios:
    Loss and LAE ratio                     82.1%      73.5%     75.0%
    Underwriting expense ratio             28.3       27.7      27.4
    Policyholder dividend ratio              .3         .2        .5
    Combined ratio (b)                    110.7%     101.4%    102.9%

  Statutory ratios:
    Loss and LAE ratio                     82.7%      73.4%     74.8%
    Underwriting expense ratio             27.9       27.3      27.2
    Policyholder dividend ratio              .5         .7        .4
    Combined ratio (b)                    111.1%     101.4%    102.4%

  Industry statutory combined ratio (c)    105.0%    101.6%    105.8%

  (a) Before a reduction of $138 million for unearned premium transfer related to the sale of the Commercial lines division.
  (b) The 1998 combined ratios include effects of the strengthening of insurance reserves relating to asbestos and other environmental matters ("A&E") of 7.9 percentage points (GAAP) and 8.0 percentage points (statutory); the 1996 combined ratios include A&E increases of 2.8 percentage points.
  (c) Ratios are derived from "Best's Review/Preview - Property/Casualty" (January 1999 Edition).

   As with other property and casualty insurers, AFC's operating results can be adversely affected by unpredictable catastrophe losses. Certain natural disasters (hurricanes, tornadoes, floods, forest fires, etc.) and other incidents of major loss (explosions, civil disorder, fires, etc.) are classified as catastrophes by industry associations. Losses from these incidents are usually tracked separately from other business of insurers because of their sizable effects on overall operations. AFC generally seeks to reduce its exposure to such events through individual risk selection and the purchase of reinsurance. Major catastrophes in recent years included midwestern hailstorms and tornadoes and Hurricanes Bonnie and Georges in 1998 and Hurricane Fran in 1996. Total net losses to AFC's insurance operations from catastrophes were $60 million in 1998;
$20 million in 1997; and $85 million in 1996. These amounts are included in the tables herein.

Personal

   General The Personal group consists of the nonstandard auto group along with the preferred/standard private passenger auto and other personal insurance business.

   The nonstandard automobile insurance companies underwrite primarily private passenger automobile liability and physical damage insurance policies for "nonstandard" risks. Nonstandard insureds are those individuals who are unable to obtain insurance through standard market carriers due to factors such as age, record of prior accidents, driving violations, particular occupation or type of vehicle. Premium rates for nonstandard risks are generally higher than for standard risks. Total private passenger automobile insurance net premiums written by insurance carriers in the United States in 1998 have been estimated by A.M. Best to be approximately $120 billion. Because it can be viewed as a residual market, the size of the nonstandard private passenger automobile insurance market changes with the insurance environment and grows when standard coverage becomes more restrictive. When this occurs, the criteria which differentiate standard from nonstandard insurance risks change. The size of the voluntary nonstandard market is also affected by rate levels adopted by state administered involuntary plans. According to A.M. Best, the voluntary nonstandard market has accounted for about one-sixth of total private passenger automobile insurance premiums written in recent years.

   Other personal insurance business consists primarily of preferred/standard private passenger automobile and homeowners' insurance. AFC's approach is to develop tailored rates for its personal automobile customers based on a variety of factors, including the driving record of the insureds. The approach to homeowners business is to limit exposure in locations which have significant catastrophic potential (such as windstorms, earthquakes and hurricanes). During 1998, AFC had a reinsurance agreement under which 90% of its homeowners' business was reinsured.

   The Personal group writes business in 48 states and holds licenses to write policies in all states and the District of Columbia. The U.S. geographic distribution of the Personal group's statutory direct written premiums in 1998 compared to 1994, was as follows:

                  1998    1994                  1998    1994
   California     14.8%    2.5%     Tennessee     * %    4.8%
   Georgia        10.1     9.3      Indiana       *      3.3
   Connecticut    10.0     7.6      Alabama       *      3.3
   Florida         9.4     9.7      Ohio          *      2.8
   New York        6.2      *       Mississippi   *      2.8
   Pennsylvania    5.5     4.8      Oklahoma      *      2.7
   Texas           5.0    11.5      Washington    *      2.5
   New Jersey      3.3     2.2      Kentucky      *      2.0
   North Carolina  2.8     3.0      Virginia      *      2.0
   Arizona         2.6     4.9      Utah          *      2.0
   Missouri        2.0     2.4      Other       28.3    13.9
   _______________                             100.0%  100.0%
   (*) less than 2%

   Management believes that the Personal group's underwriting success has been due, in part, to the refinement of various risk profiles, thereby dividing the consumer market into more defined segments which can be underwritten or priced properly. The Personal group generally writes policies of short duration which allow more frequent rating evaluations of individual risks, providing management greater flexibility in the ongoing assessment of the business. In addition, the Personal group has implemented cost control measures both in the underwriting and claims handling areas.

   The following table shows the performance of AFC's Personal group insurance operations (dollars in millions):

                                            1998      1997      1996

  Net written premiums                    $1,279    $1,345    $1,384

  Net earned premiums                     $1,290    $1,357    $1,448
  Loss and LAE                               958     1,019     1,146
  Underwriting expenses                      298       318       358
  Policyholder dividends                     -          (1)      -
  Underwriting profit (loss)              $   34    $   21   ($   56)

  GAAP ratios:
    Loss and LAE ratio                      74.2%     75.1%     79.1%
    Underwriting expense ratio              23.1      23.5      24.8
    Policyholder dividend ratio               -        (.1)       -
    Combined ratio                          97.3%     98.5%    103.9%

  Statutory ratios:
    Loss and LAE ratio                      74.3%     75.2%     79.1%
    Underwriting expense ratio              22.4      22.9      24.5
    Combined ratio                          96.7%     98.1%    103.6%

  Industry statutory combined ratio (a)    103.5%    100.1%    103.6%

  (a) Represents the personal lines industry statutory combined ratio derived from "Best's Review/Preview - Property/Casualty"
      (January 1999 Edition).

   Marketing Each of the principal units in the Personal group is responsible for its own marketing, sales, underwriting and claims processing. These units each write policies primarily through several thousand independent agents. The 1999 acquisition of Worldwide will also enable AFC to sell its products through direct marketing channels.

   The Personal group had approximately 1.1 million policies in force at December 31, 1998, just under 80% of which had policy limits of $50,000 or less per occurrence. Most Personal group policies are written for policy periods of six months or less.

     Competition A large number of national, regional and local insurers write private passenger automobile and homeowners' insurance coverage. Insurers in this market generally compete on the basis of price (including differentiation on liability limits, variety of coverages offered and deductibles), geographic presence and ease of enrollment and, to a lesser extent, reputation for claims handling, financial stability and customer service. Management believes that sophisticated data analysis for refinement of risk profiles has helped the Personal group to compete successfully. The Personal group attempts to provide selected pricing for a wider spectrum of risks and with a greater variety of payment options, deductibles and limits of liability than are offered by many of its competitors.

Specialty

   General The Specialty group emphasizes the writing of specialized insurance coverage where AFC personnel are experts in particular lines of business or customer groups. The following are examples of such specialty businesses:

   Executive Liability        Markets liability coverage for attorneys
                              and for directors and officers of
                              businesses and nonprofit organizations.

   Inland and Ocean Marine    Provides coverage primarily for marine
                              cargo, boat dealers, marina
                              operators/dealers, excursion vessels,
                              builder's risk, contractor's equipment,
                              excess property and transportation cargo.

   Japanese division          Provides coverage primarily for workers'
                              compensation, commercial auto, umbrella, and general liability of Japanese businesses operating in the U.S.

   Agricultural-related       Provides multi-peril crop insurance covering
     (allied lines)           weather and disease perils as well as
                              coverage for full-time operating
                              farms/ranches and agribusiness operations on a nationwide basis.

   Workers' Compensation      Writes coverage for prescribed benefits
                              payable to employees (principally in
                              California) who are injured on the job.

   Nonprofit Liability        Provides property, general/professional
                              liability, automobile, trustee liability, umbrella and crime coverage for a wide range of nonprofit organizations.

   General Aviation           Provides coverage for corporate and
                              private aircraft and airports.

   Fidelity and Surety Bonds  Provides surety coverage for various types of contractors and public and
                              private corporations and fidelity and
                              crime coverage for government, mercantile and financial institutions. Also, provides export credit coverage and insurance and risk management programs for lending and leasing institutions.

   Umbrella and Excess        Provides large capacity coverage in excess
                              of primary layers.

   Specialization is the key element to the underwriting success of these business units. Each unit has independent management with significant operating autonomy to oversee the important operational functions of its business such as underwriting, pricing, marketing, policy processing and claims service. These specialty businesses are opportunistic and their premium volume will vary based on current market conditions. AFC continually evaluates expansion in existing markets and opportunities in new specialty markets.

   The commercial business sold included certain coverages in workers' compensation, commercial multi-peril, umbrella (including primary and excess layers) and commercial auto.

   The U.S. geographic distribution of the Specialty group statutory direct written premiums in 1998 (adjusted for the sale of the Commercial lines division) compared to 1994 is shown below.

                 1998   1994                       1998   1994
   California    27.4%  35.1%       Ohio            2.3%   2.2%
   Texas          8.4    4.1        New Jersey      2.1    3.8
   New York       6.0    8.2        Pennsylvania    2.1    2.7
   Massachusetts  4.6    3.4        Michigan         *     3.1
   Florida        4.6    2.8        North Carolina   *     3.0
   Illinois       4.0    3.2        Connecticut      *     2.4
   Oklahoma       3.7    2.9        Other          34.8   23.1
   _______________                                100.0% 100.0%
   (*) less than 2%

   The following table sets forth a distribution of statutory net written premiums for AFC's Specialty group by NAIC annual statement line for 1998 (adjusted for the sale of the Commercial lines division) compared to 1994.

                                     1998     1994
  Other liability                    22.2%    15.8%
  Workers' compensation              17.6     38.5
  Inland marine                      12.4      5.3
  Auto liability                      8.7      7.4
  Commercial multi-peril              6.4     12.1
  Allied lines                        5.8      4.5
  Fidelity and surety                 5.7      2.0
  General aviation                    5.0       -
  Auto physical damage                4.7      5.2
  Ocean marine                        4.0      3.1
  Other                               7.5      6.1
                                    100.0%   100.0%

   The following table shows the performance of AFC's Specialty group insurance operations (dollars in millions):
                                           1998      1997      1996

  Net written premiums                   $1,312(a) $1,468    $1,367

  Net earned premiums                    $1,372    $1,429    $1,356
  Loss and LAE                              979       967       781
  Underwriting expenses                     451       454       406
  Policyholder dividends                      9         8        14
  Underwriting profit (loss)            ($   67)    $  -     $  155

  GAAP ratios:
   Loss and LAE ratio                      71.4%     67.6%     57.5%
   Underwriting expense ratio              32.9      31.8      29.9
   Policyholder dividend ratio               .7        .6       1.0
   Combined ratio (b)                     105.0%    100.0%     88.4%

  Statutory ratios:
   Loss and LAE ratio                      72.1%     67.6%     57.8%
   Underwriting expense ratio              34.1      31.5      30.2
   Policyholder dividend ratio              1.0       1.4        .9
   Combined ratio (b)                     107.2%    100.5%     88.9%

  Industry statutory combined ratio (c)   107.2%    103.7%    108.9%

  (a) Before a reduction of $138 million for unearned premium transfer related to the sale of the Commercial lines division.
  (b) The 1996 combined ratios reflect a reduction of 3.0 percentage points attributable to a reallocation of loss reserves in connection with the strengthening of A&E reserves.
  (c) Represents the commercial industry statutory combined ratio derived from "Best's Review/Preview - Property/Casualty" (January 1999 Edition).

   Marketing The Specialty group operations direct their sales efforts primarily through independent property and casualty insurance agents and brokers, although portions are written through employee agents. These businesses write insurance through several thousand agents and brokers and have approximately 350,000 policies in force.

   Competition These businesses compete with other individual insurers, state funds and insurance groups of varying sizes, some of which are mutual insurance companies possessing competitive advantages in that all their profits inure to their policyholders. Because of the specialty nature of these coverages, competition is based primarily on service to policyholders and agents, specific characteristics of products offered and reputation for claims handling. Price, commissions and profit sharing terms are also important factors. Management believes that sophisticated data analysis for refinement of risk profiles, extensive specialized knowledge and loss prevention service have helped AFC's Specialty group compete successfully.

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

   In order to limit the maximum loss arising out of any one occurrence, AFC's insurance companies reinsure a portion of their exposure under treaty and facultative reinsurance programs. The following table presents (by type of coverage) the amount of each loss above the specified retention maximum generally covered by treaty reinsurance programs (in millions):

                                    Retention    Reinsurance
   Coverage                           Maximum    Coverage(a)
   California Workers' Compensation       (b)         $150.0(c)
   Other Workers' Compensation          $ 1.0           49.0
   Commercial Umbrella                    1.0           49.0
   Other Casualty                         5.0           15.0
   Property - General                     5.0           25.0(d)
   Property - Catastrophe                10.0           90.0

   (a) Reinsurance covers substantial portions of losses in excess of retention.
   (b) Less than $30,000.
   (c) In 1998, AFC ceded 30% of its California workers' compensation business through a reinsurance agreement.
   (d) In 1998 and 1997, AFC ceded 90% and 80% of its homeowners insurance coverage through a reinsurance agreement, respectively.

   AFC purchases facultative reinsurance providing coverage on a risk by risk basis, both pro rata and excess of loss, depending on the risk and available reinsurance markets. Due in part to the limited exposure on individual policies, the nonstandard auto group is not materially involved in reinsuring risks with third party insurance companies.

   Included in the balance sheet caption "recoverables from reinsurers and prepaid reinsurance premiums" were approximately $150 million on paid losses and LAE and $1.5 billion on unpaid losses and LAE at December 31, 1998. The collectibility of a reinsurance balance is based upon the financial condition of a reinsurer as well as individual claim considerations. Market conditions over the past few years have forced many reinsurers into financial difficulties or liquidation proceedings. At December 31, 1998, AFC's insurance subsidiaries had allowances of approximately $92 million for doubtful collection of reinsurance recoverables, most of which related to unpaid losses. AFC regularly monitors the financial strength of its reinsurers. This process periodically results in the transfer of risks to more financially secure reinsurers. Substantially all reinsurance is ceded to reinsurers having more than $100 million in capital and A.M. Best ratings of "A-" or better. AFC's major reinsurers include Reliance Insurance Company, Mitsui Marine and Fire Insurance Company, American Re-Insurance Company, Employers Reinsurance Corporation, NAC Reinsurance Corporation, Transatlantic Reinsurance Company, Vesta Fire Insurance Corporation and Zurich Reinsurance North America, Inc. These companies have assumed nearly half of AFC's ceded reinsurance.

   Premiums written for reinsurance ceded and assumed are presented in the following table (in millions):
                                         1998     1997    1996
  Reinsurance ceded                      $788(*)  $614    $518
  Reinsurance assumed - including
    involuntary pools and associations     37       89      58

  (*) Includes approximately $170 million of premiums written by the Commercial lines division that were ceded to Ohio Casualty.

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

   AFC recognizes underwriting profit only when realization is reasonably determinable and assured. In certain specialty businesses, where experience is limited or where there is potential for volatile results, AFC holds reasonable "incurred but not reported" reserves and does not recognize underwriting profit until the experience matures.

   Generally, reserves for reinsurance and involuntary pools and associations are reflected in AFC's results at the amounts reported by those entities.

   Unless otherwise indicated, the following discussion of insurance reserves includes the reserves of American Premier's subsidiaries for only those periods following the Mergers. See Note O to the Financial Statements for an analysis of changes in AFC's estimated liability for losses and LAE, net and gross of reinsurance, over the past three years on a GAAP basis.

   The following table presents the development of AFC's liability for losses and LAE, net of reinsurance, on a GAAP basis for the last ten years, excluding reserves of American Premier subsidiaries prior to the Mergers. The top line of the table shows the estimated liability (in millions) for unpaid losses and LAE recorded at the balance sheet date for the indicated years. The second line shows the re-estimated liability as of December 31, 1998. The remainder of the table presents development as percentages of the estimated liability. The development results from additional information and experience in subsequent years. The middle line shows a cumulative deficiency (redundancy) which represents the aggregate percentage increase (decrease) in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods as a percentage of the original loss reserve liability.

                                 1988     1989     1990     1991     1992     1993     1994     1995     1996     1997     1998
Liability for unpaid losses
and loss adjustment expenses:
 As originally estimated       $2,209   $2,246   $2,137   $2,129   $2,123   $2,113   $2,187   $3,393   $3,404   $3,489   $3,305
 As re-estimated at
   December 31, 1998            2,717    2,771    2,583    2,489    2,412    2,317    2,393    3,526    3,604    3,644      N/A

Liability re-estimated (*):
 One year later                  99.8%   100.4%    98.6%    99.3%    99.9%    98.1%    95.9%    98.7%   100.9%   104.5%
 Two years later                100.0%    99.3%    97.7%    98.7%    98.2%    94.1%    99.3%    98.5%   105.9%
 Three years later               99.7%    98.4%    97.4%    98.0%    95.2%    97.4%    99.9%   103.9%
 Four years later                98.7%    98.2%    99.2%    97.3%   100.3%    98.9%   109.4%
 Five years later                99.1%   101.1%   100.0%   103.0%   102.6%   109.7%
 Six years later                103.0%   102.7%   106.3%   105.6%   113.6%
 Seven years later              104.7%   109.2%   109.4%   116.9%
 Eight years later              111.4%   112.2%   120.9%
 Nine years later               114.5%   123.4%
 Ten years later                123.0%

Cumulative deficiency
 (redundancy)                    23.0%    23.4%    20.9%    16.9%    13.6%    9.7%      9.4%     3.9%     5.9%     4.5%     N/A

Cumulative paid as of:
 One year later                  29.4%    32.3%    26.1%    26.4%    26.7%    25.2%    26.8%    33.1%    33.8%    41.7%
 Two years later                 48.6%    48.2%    43.2%    43.0%    43.7%    40.6%    42.5%    51.6%    58.0%
 Three years later               59.8%    59.2%    55.3%    55.4%    54.2%    50.9%    54.4%    67.2%
 Four years later                67.9%    67.6%    64.8%    63.3%    60.8%    59.1%    66.3%
 Five years later                74.0%    74.3%    71.1%    67.8%    67.0%    68.0%
 Six years later                 79.5%    78.8%    74.5%    72.7%    74.0%
 Seven years later               83.2%    81.2%    78.6%    78.6%
 Eight years later               85.2%    84.8%    83.9%
 Nine years later                88.5%    89.0%
 Ten years later                 89.9%

(*) Reflects significant A&E charges and reallocations in 1994, 1996 and 1998 for prior years losses. Excluding these items, the re-estimated liability shown above would decrease ranging from approximately 17 percentage points in 1988 to 6 percentage points in 1997.

   The following is a reconciliation of the net liability to the gross liability for unpaid losses and LAE.

                                                                              1993     1994     1995     1996     1997     1998
  As originally estimated:
    Net liability shown above                                               $2,113   $2,187   $3,393   $3,404   $3,489   $3,305
    Add reinsurance recoverables                                               611      730      704      720      736    1,468
    Gross liability                                                         $2,724   $2,917   $4,097   $4,124   $4,225   $4,773
  As re-estimated at
  December 31, 1998:
    Net liability shown above                                               $2,317   $2,393   $3,526   $3,604   $3,644
    Add reinsurance recoverables                                               928      919      993      996    1,065
    Gross liability                                                         $3,245   $3,312   $4,519   $4,600   $4,709      N/A

Gross cumulative deficiency
  (redundancy)                                                                19.0%    13.6%    10.3%    11.5%    11.5%     N/A

   The following table presents certain data from the table above, adjusted to include reserves of American Premier's subsidiaries for periods subsequent to their entry into the insurance business in 1989 and prior to the Mergers in 1995.

                                          1989     1990     1991     1992     1993     1994
Liability for unpaid losses
and loss adjustment expenses:
 As originally estimated                $2,616   $2,739   $2,793   $2,886   $3,029   $3,267
 As re-estimated at
  December 31, 1998                      3,083    3,121    3,092    3,062    3,103    3,378

Cumulative deficiency
  (redundancy)                            17.9%    14.0%    10.7%     6.1%     2.4%     3.4%

Reconciliation of net
liability to gross liability:
  As originally estimated:
   Net liability shown above                                                $3,029   $3,267
   Add reinsurance recoverables                                                617      742
   Gross liability                                                          $3,646   $4,009
  As re-estimated at
  December 31, 1998:
   Net liability shown above                                                $3,103   $3,378
   Add reinsurance recoverables                                                970      953
   Gross liability                                                          $4,073   $4,331

Gross cumulative deficiency
  (redundancy)                                                                11.7%     8.0%

   These tables do not present accident or policy year development data. Furthermore, in evaluating the re-estimated liability and cumulative deficiency (redundancy), it should be noted that each percentage includes the effects of changes in amounts for prior periods. For example, AFC's $214 million special charge for A&E claims related to losses recorded in 1998, but incurred before 1988, is included in the re-estimated liability and cumulative deficiency (redundancy) percentage for each of the previous years shown. Conditions and trends that have affected development of the liability in the past may not necessarily exist in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

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

   The differences between the liability for losses and LAE reported in the annual statements filed with the state insurance departments in accordance with statutory accounting principles ("SAP") and that reported in the accompanying consolidated financial statements in accordance with GAAP at December 31, 1998, are as follows (in millions):

  Liability reported on a SAP basis, net of $511 million
    of retroactive reinsurance                               $3,191
     Additional discounting of GAAP reserves in excess
       of the statutory limitation for SAP reserves              (7)
     Reserves of foreign operations                              45
     Estimated salvage and subrogation recoveries
       based on a cash basis for SAP and on an accrual
       basis for GAAP                                            (1)
     Reinsurance recoverables, net of allowance               1,468
     Reclassification of allowance for uncollectable
       reinsurance                                               77

  Liability reported on a GAAP basis                         $4,773

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

   Significant industrywide information concerning A&E reserves first became broadly available in mid-1996 following the publication of new data relating to that subject in the 1995 Annual Statements of insurance companies. During 1995 and 1996, a number of insurers recorded large reserve increases for A&E exposures. During this time, the industry's survival ratio (reserves divided by annual paid losses) was used as a benchmark for reserving such claims. The following table compares AFC's three-year survival ratio for A&E claims with that of the industry.

                                   December 31,
  Survival Ratio:      1998    1997   1996    1995   1994
     AFC               19.5    10.0   10.5     6.5    7.0
     Industry (a)       N/A     8.9    9.0     9.4    7.8

  (a) Source: "BestWeek - Property and Casualty Supplement"
      (September 21, 1998 Edition); 1998 is not available; the impact of an extraordinary case payment made in 1996 is excluded for industry ratios.

   Industry actions and statistics in 1995 caused AFC to re-evaluate its position in relation to its peers as part of the continuing process of obtaining additional information and revising accounting estimates. This process led management to conclude in 1996 that the A&E reserves should be increased sufficiently to bring AFC's three-year survival ratio in line with those of the top 50 companies. In the third quarter of 1996, AFC recorded a noncash, pretax charge of $80 million and reallocated $40 million in reserves from its Specialty group.

   As part of the continuing process of monitoring appropriate reserve needs and prompted by the retention of certain A&E exposures under the agreement covering the sale of its Commercial lines division, AFC began a thorough study of its A&E exposures in 1998. Based on this study and observations of industry trends in this regard, AFC decided that the survival ratio may not be the best basis for measuring ultimate A&E exposures. AFC's study was reviewed by independent actuaries who used state of the art actuarial techniques that have wide acceptance in the industry. AFC recorded a fourth quarter charge of $214 million in 1998 to increase A&E reserves to its best estimate of the ultimate liability.

   The following table (in millions) is a progression of A&E reserves. During the review of A&E exposures in 1998, $13.8 million in reserves recorded prior to 1998 and not identified as A&E were determined to be A&E reserves. In addition, the allowance for uncollectible reinsurance applicable to ceded A&E reserves was not reflected in the following table prior to 1998.

                                                 1998    1997    1996

  Reserves at beginning of year                $347.9  $343.4  $225.7
   Incurred losses and LAE (a)                  247.5    43.2   149.0
   Paid losses and LAE                          (26.1)  (38.7)  (31.3)
   Reserves transferred with sale of
     Commercial lines                           (11.4)    -       -
   Reserves not classified as A&E prior
     to 1998:
      Reserves                                   13.8     -       -
      Allowance for uncollectable reinsurance
       applicable to ceded A&E reserves          53.7     -       -
  Reserves at end of year, net of
   reinsurance recoverable                      625.4   347.9   343.4
  Reinsurance recoverable, net of
   allowance in 1998                            240.7   173.2   162.7

  Gross reserves at end of year                $866.1  $521.1  $506.1

  (a) Includes (i) special charges of $214 million in 1998 and $80 million in 1996 and (ii) a reallocation in 1996 of $40 million in reserves from its Specialty group.

   Since the mid-1980's, AFC has also written certain environmental coverages (asbestos abatement and underground storage tank liability) in which the premium charged is intended to provide coverage for the specific environmental exposures inherent in these policies. The business has been profitable since its inception. To date, approximately $182 million of premiums has been written, $20 million in losses and LAE have been paid and reserves for unpaid losses and LAE aggregated $30 million at December 31, 1998 (not included in the above table).

Annuity and Life Operations

General

   AFC's annuity and life operations are conducted through American Annuity Group, Inc. ("AAG"), a holding company which markets primarily retirement annuity products as well as life and supplemental health insurance through the following subsidiaries (in millions). AAG and its subsidiaries employ approximately 1,700 persons.

                                                                       1998
                                                                  Statutory
  Subsidiary - year acquired         Principal Products            Premiums
  Great American Life Insurance      Traditional fixed annuities       $301
    Company ("GALIC") - 1992(*)      Equity-indexed annuities            58

  Annuity Investors Life Insurance   Variable annuities                  89
    Company ("AILIC") - 1994         Traditional fixed annuities         73

  Loyal American Life Insurance      Supplemental health                 20
    Company ("Loyal") - 1995         Supplemental life                   17

  Great American Life Assurance
    Company of Puerto Rico, Inc.     Life                                37
    ("GAPR") - 1997                  Supplemental health                 11

  GALIC's Life Division (formed
    in 1997)                         Term and universal life             19

  (*) Acquired from Great American.

   Acquisitions in recent years have supplemented AAG's internal growth as the assets of the holding company and its operating subsidiaries have increased from $4.5 billion at the end of 1992 to over $7.1 billion at the end of 1998. Premiums over the last three years were as follows (in millions):

      Insurance Product             1998      1997      1996
      Retirement annuities          $521      $489      $540
      Life and health                104        42        43
                                    $625      $531      $583
      ________________

      Table does not include premiums of subsidiaries or divisions until their first full year following acquisition or formation. All periods exclude premiums of subsidiaries sold.

   In September 1998, AAG sold its Funeral Services division. This division had assets of approximately $1 billion as of September 30, 1998 and 1997 premiums of $111 million.

Retirement Products

   AAG's principal retirement products are Flexible Premium Deferred Annuities ("FPDAs") and Single Premium Deferred Annuities ("SPDAs"). Annuities are long-term retirement saving instruments that benefit from income accruing on a tax-deferred basis. The issuer of the annuity collects premiums, credits interest on the policy and pays out a benefit upon death, surrender or annuitization. FPDAs are characterized by premium payments that are flexible in both amount and timing as determined by the policyholder. SPDAs are issued in exchange for a one-time lump-sum premium payment.

   The following table (in millions) presents combined financial information concerning AAG's principal retirement annuity subsidiaries, GALIC and AILIC.

                                        1998     1997    1996
  GAAP Basis
  Total Assets                        $6,549   $6,289  $5,942
  Fixed Annuity Reserves               5,396    5,355   5,211
  Variable Annuity Reserves
   (separate accounts)                   120       37       3
  Stockholder's Equity                   862      770     658

  Statutory Basis
  Total Assets                        $6,159   $5,977  $5,760
  Fixed Annuity Reserves               5,538    5,469   5,302
  Variable Annuity Reserves
   (separate accounts)                   120       37       3
  Capital and Surplus                    350      317     285
  Asset Valuation Reserve (a)             63       65      91
  Interest Maintenance Reserve (a)        21       24      25

  Annuity Receipts:
   Flexible Premium:
     First Year                       $   45   $   38  $   36
     Renewal                             149      160     182
                                         194      198     218
   Single Premium                        327      291     322
      Total Annuity Receipts          $  521   $  489  $  540
  ________________

  (a) Allocation of surplus.

   Sales of annuities are affected by many factors, including: (i) competitive annuity products and rates; (ii) the general level of interest rates; (iii) the favorable tax treatment of annuities; (iv) commissions paid to agents; (v) services offered; (vi) ratings from independent insurance rating agencies; (vii) other alternative investments and (viii) general economic conditions. At December 31, 1998, AAG had approximately 265,000 annuity policies in force.

   Annuity contracts are generally classified as either fixed rate (including equity-indexed) or variable. With a fixed rate annuity, the interest crediting rate is initially set by the issuer and thereafter may be changed from time to time by the issuer subject to any guaranteed minimum interest crediting rates in the policy. With a variable annuity, the value of the policy is tied to an underlying securities portfolio or underlying mutual funds. The following table presents premiums by classification:

      Premiums                          1998     1997    1996
      Traditional fixed                   72%      83%     98%
      Equity-indexed                      11        8       2
      Variable                            17        9       *
                                         100%     100%    100%
      ________________

      * less than 1%

   AAG seeks to maintain a desired spread between the yield on its investment portfolio and the rate it credits to its fixed rate annuities. AAG accomplishes this by: (i) offering crediting rates which it has the option to change; (ii) designing annuity products that encourage persistency and (iii) maintaining an appropriate matching of assets and liabilities. AAG designs its products with certain surrender penalties to discourage policyholders from surrendering or withdrawing funds during the first five to ten years after issuance of a policy. Partly due to these features, annuity surrenders have averaged less than 10% of statutory reserves over the past five years.

   All of AAG's fixed rate annuities offer a minimum interest rate guarantee of 3% or 4%; the majority permit AAG to change the crediting rate at any time (subject to the minimum guaranteed interest rates). In determining the frequency and extent of changes in the crediting rate, AAG takes into account the economic environment and the relative competitive position of its products.

   Over the last few years, traditional fixed rate annuities have met substantial competition from mutual funds and other equity-based investments. In response, AAG began offering equity-indexed annuities and variable annuities. An equity-indexed fixed annuity provides policyholders with a crediting rate tied, in part, to the performance of an existing stock market index while protecting them against the related downside risk through a guarantee of principal. AAG hedges the equity-based risk component of this product through the purchase of call options on the appropriate index. These options are designed to offset substantially all of the increases in the liabilities associated with equity-indexed annuities.

   Industry sales of variable annuities have increased substantially over the last ten years as investors have sought to obtain the returns available in the equity markets while enjoying the tax-deferred status of annuities. With a variable annuity, the earnings credited to the policy vary based on the investment results of the underlying investment options chosen by the policyholder. Premiums directed to the variable options in policies issued by AAG are invested in funds managed by various independent investment managers. AAG earns a fee on amounts deposited into variable accounts. Policyholders may also choose to direct all or a portion of their premiums to various fixed rate options, in which case AAG earns a spread on amounts deposited.

   The following table reflects the geographical distribution of AAG's annuity premiums in 1998 compared to 1994.

                  1998    1994                     1998    1994
   California     28.8%   20.5%      Michigan       3.4%    9.1%
   Ohio            7.5     6.2       New Jersey     3.4     4.5
   Texas           4.9     2.6       Indiana        2.8      *
   Washington      4.8     3.7       Connecticut    2.4     4.4
   Florida         4.7     8.5       Pennsylvania   2.4      *
   Massachusetts   4.6     8.0       Illinois       2.2     3.1
   North Carolina  4.1     3.0       Iowa           2.1     2.0
   Minnesota       3.6     4.6       Rhode Island    *      2.0
                                     Other         18.3    17.8
   _______________                                100.0%  100.0%
   (*) less than 2%

   AAG's FPDAs are sold primarily to employees of qualified not-for-profit organizations. Employees of these organizations are eligible to save for retirement through contributions made on a before-tax basis. Contributions are made at the discretion of the participants through payroll deductions or through tax-free "rollovers" of funds from other qualified investments. Federal income taxes are not payable on contributions or earnings until amounts are withdrawn.

   Historically, AAG's principal marketing focus had been on sales to employees of educational institutions in the kindergarten through high school segment. However, sales of non-qualified annuities have begun to represent an increasing percentage of premiums (33% in 1998 compared to 15% in 1994) as AAG has developed products and distribution channels targeted to the non-qualified markets.

   AAG distributes its annuity products through approximately 90 managing general agents ("MGAs") who, in turn, direct approximately 1,000 actively producing independent agents. AAG has developed its business on the basis of its relationships with MGAs and independent agents primarily through a consistent marketing approach and responsive service. To extend the distribution of its annuities to a broader customer base, AAG developed a personal producing general agent ("PPGA") distribution system. More than 100 PPGAs are contracted to sell annuities in those territories not served by an MGA.

Life, Accident and Health Products

   AAG offers a variety of life, accident and health products through Loyal, GAPR and GALIC's life division. This group produced approximately $100 million of premiums in 1998. At year end 1998, it had assets of over $550 million. It also had more than 500,000 policies and $7.1 billion of life insurance in force.

   Loyal offers a variety of life and supplemental health insurance products through payroll deduction plans and credit unions. The principal products sold by Loyal include cancer, universal life, traditional whole life, hospital indemnity, and short-term disability insurance. Loyal's products are marketed with the endorsement or consent of the employer or the credit union management.

   GAPR sells in-home service life and supplemental health products through a network of company-employed agents. Ordinary life, cancer, credit and group life products are sold through independent agents.

   In December 1997, GALIC's life division began offering certain term, universal and whole life insurance products through national marketing organizations.

Sale of Funeral Services Division

   In September 1998, AAG sold its Funeral Services division for approximately $165 million in cash. The Funeral Services division provided life insurance and annuities to fund pre-arranged funerals, as well as administrative services for pre-arranged funeral trusts. This division included American Memorial Life Insurance Company (acquired in 1995) and Arkansas National Life Insurance Company (acquired in 1998).

Independent Ratings

   AAG's principal insurance subsidiaries are rated by Standard and Poor's, A.M. Best and Duff & Phelps. Such ratings are generally based on items of concern to policyholders and agents and are not directed toward the protection of investors.

               Standard
               & Poor's       A.M. Best        Duff & Phelps
     GALIC     A+  (Strong)   A  (Excellent)   AA-  (Very high)
     AILIC     A+  (Strong)   A  (Excellent)   AA-  (Very high)
     Loyal     A   (Strong)   A  (Excellent)   AA-  (Very high)
     GAPR      Not rated      A  (Excellent)   Not rated

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

Competition

   AAG's insurance companies operate in highly competitive markets. They compete with other insurers and financial institutions based on many factors, including: (i) ratings; (ii) financial strength; (iii) reputation; (iv) service to policyholders and agents; (v) product design (including interest rates credited and premium rates charged); and (vi) commissions. Since policies are marketed and distributed primarily through independent agents (except at GAPR), the insurance companies must also compete for agents. AAG believes that consistently targeting the same market and emphasizing service to agents and policyholders provides a competitive advantage.

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

Foreign Operations

   In 1998, AAG opened an office in Bangalore, India. Employees located at this office perform computer programming and certain back office functions for AAG's insurance operations. Management believes there are sufficient resources available at domestic locations should there be any interruption in the operations at this office and as a result no materially adverse impact would result from any such interruption.

Other Companies

   Through subsidiaries, AFC is engaged in a variety of other businesses, including The Golf Center at Kings Island (golf and tennis facility) in the Greater Cincinnati area; commercial real estate operations in Cincinnati (office buildings and The Cincinnatian Hotel), New Orleans (Le Pavillon Hotel), Cape Cod (Chatham Bars Inn), Austin (Driskill Hotel) and apartments in Austin, Houston, Lafayette-Louisiana, Louisville, Milwaukee, Pittsburgh, St. Paul and Tampa Bay. These operations employ approximately 700 full-time employees.

Investment Portfolio

General

   A summary of AFC's December 31, 1998, investment portfolio by business segment follows (excluding investment in equity securities of investee corporations) (in millions).
                                                                      Total
                                          Carrying Value             Market
                                     P&C  Annuity  Other    Total     Value

Cash and short-term investments   $  142  $  133     $15  $   290   $   290
Fixed maturities                   4,271   6,023      29   10,323    10,323
Other stocks, options and
  warrants                           342      83       5      430       430
Policy loans                         -       220      -       220       220(a)
Real estate and other investments    126     119      23      268       268(a)
                                  $4,881  $6,578     $72  $11,531   $11,531

(a) Carrying value used since market values are not readily available.

   The following tables present the percentage distribution and yields of AFC's investment portfolio (excluding investment in equity securities of investee corporations) as reflected in its financial statements.

                                        1998   1997   1996   1995   1994
Cash and Short-term Investments          2.5%   1.9%   3.5%   4.0%   2.2%
Fixed Maturities:
 U.S. Government and Agencies            4.4    5.0    4.1    3.7    4.0
 State and Municipal                     1.2    1.3    1.0     .7     .8
 Public Utilities                        6.0    6.8    8.2    9.8    9.1
 Mortgage-Backed Securities             20.8   21.4   22.3   20.9   21.8
 Corporate and Other                    53.2   52.5   51.7   50.0   53.4
 Redeemable Preferred Stocks              .5     .6     .5    1.0    1.4
                                        86.1   87.6   87.8   86.1   90.5
 Net Unrealized Gains (Losses) on
   fixed maturities held
   Available for Sale                    3.5    2.5    1.1    2.7   (1.0)
                                        89.6   90.1   88.9   88.8   89.5
Other Stocks, Options and Warrants       3.7    3.7    2.9    2.3    2.7
Policy Loans                             1.9    2.0    2.1    2.2    2.5
Real Estate and Other Investments        2.3    2.3    2.6    2.7    3.1
                                       100.0% 100.0% 100.0% 100.0% 100.0%

Yield on Fixed Income Securities:
 Excluding realized gains and losses     7.8%   7.8%   7.9%   7.9%   8.1%
 Including realized gains and losses     8.0%   7.9%   7.7%   8.8%   8.1%

Yield on Stocks:
 Excluding realized gains and losses     5.4%   5.6%   5.8%   3.9%   5.1%
 Including realized gains and losses    (5.3%) 30.2%  15.1%   8.4%  35.4%

Yield on Investments (*):
 Excluding realized gains and losses     7.8%   7.8%   7.8%   7.9%   8.1%
 Including realized gains and losses     7.8%   8.2%   7.8%   8.8%   8.8%

(*)Excludes "Real Estate and Other Investments".

Fixed Maturity Investments

   Unlike many insurance groups which have portfolios that are invested heavily in tax-exempt bonds, AFC's bond portfolio is invested primarily in taxable bonds. The NAIC assigns quality ratings which range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows AFC's bonds and redeemable preferred stocks, by NAIC designation (and comparable Standard & Poor's Corporation rating) as of December 31, 1998 (dollars in millions).

NAIC                                      Amortized     Market Value
Rating   Comparable S&P Rating                 Cost     Amount    %

 1       AAA, AA, A                          $6,681    $ 7,000    68%
 2       BBB                                  2,401      2,484    24
            Total investment grade            9,082      9,484    92
 3       BB                                     425        434     4
 4       B                                      320        315     3
 5       CCC, CC, C                              92         81     1
 6       D                                        1          9     *
            Total noninvestment grade           838        839     8
            Total                            $9,920    $10,323   100%

_______________
(*)Less than 1%

   Risks inherent in connection with fixed income securities include loss upon default and market price volatility. Factors which can affect the market price of securities include: creditworthiness, changes in interest rates, the number of market makers and investors and defaults by major issuers of securities.

   AFC's primary investment objective for fixed maturities is to earn interest and dividend income rather than to realize capital gains. AFC invests in bonds and redeemable preferred stocks that have primarily short-term and intermediate-term maturities. This practice allows flexibility in reacting to fluctuations of interest rates.

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

   Chiquita At December 31, 1998, AFC owned 24 million shares of Chiquita common stock representing 37% of its outstanding shares. The carrying value and market value of AFC's investment in Chiquita were approximately $192 million and $229 million, respectively, at December 31, 1998. Chiquita is a leading international marketer, producer and distributor of quality fresh fruits and vegetables and processed foods. In addition to bananas, these products include a wide variety of other fresh fruits and vegetables; fruit and vegetable juices and beverages; processed bananas and other processed fruits and vegetables; private-label and branded canned vegetables; fresh cut and ready-to-eat salads; and edible oil-based consumer products.

   Citicasters In 1996, AFC sold its investment in Citicasters to Jacor Communications for approximately $220 million in cash plus warrants to purchase Jacor common stock. Citicasters owned radio and television stations in major markets throughout the country.

   Other Stocks AFC's $243 million investment in Provident Financial Group, Inc., a Cincinnati-based commercial banking and financial services company, comprised approximately three-fifths of the equity investments included in "Other stocks" in AFC's Balance Sheet at December 31, 1998.

Regulation

   AFC's insurance company subsidiaries are subject to regulation in the jurisdictions where they do business. In general, the insurance laws of the various states establish regulatory agencies with broad administrative powers governing, among other things, premium rates, solvency standards, licensing of insurers, agents and brokers, trade practices, forms of policies, maintenance of specified reserves and capital for the protection of policyholders, deposits of securities for the benefit of policyholders, investment activities and relationships between insurance subsidiaries and their parents and affiliates. Material transactions between insurance subsidiaries and their parents and affiliates generally must be disclosed and prior approval of the applicable insurance regulatory authorities generally is required for any such transaction which may be deemed to be material or extraordinary. In addition, while differing from state to state, these regulations typically restrict the maximum amount of dividends that may be paid by an insurer to its shareholders in any twelve-month period without advance regulatory approval. Such limitations are generally based on net earnings or statutory surplus. Under applicable restrictions, the maximum amount of dividends available to AFC in 1999 from its insurance subsidiaries without seeking regulatory clearance is approximately $281 million.

   Changes in state insurance laws and regulations have the potential to materially affect the revenues and expenses of the insurance operations. For example, between July 1993 and January 1995, the California Commissioner ordered reductions in workers' compensation insurance premium rates totaling more than 30% and subsequently replaced the workers' compensation insurance minimum rate law with an "open rating" policy. The Company is unable to predict whether or when other state insurance laws or regulations may be adopted or enacted or what the impact of such developments would be on the future operations and revenues of its insurance businesses.

   Most states have created insurance guarantee associations to provide for the payment of claims of insurance companies that become insolvent. Annual assessments for AFC's insurance companies have not been material. In addition, many states have created "assigned risk" plans or similar arrangements to provide state mandated minimum levels of automobile liability coverage to drivers whose driving records or other relevant characteristics make it difficult for them to obtain insurance otherwise. Automobile insurers in those states are required to provide such coverage to a proportionate number of those drivers applying as assigned risks. Premium rates for assigned risk business are established by the regulators of the particular state plan and are frequently inadequate in relation to the risks insured, resulting in underwriting losses. Assigned risks accounted for approximately one percent of AFC's net written premiums in 1998.

   The NAIC is an organization which is comprised of the chief insurance regulator for each of the 50 states and the District of Columbia. In 1990, the NAIC began an accreditation program to ensure that states have adequate procedures in place for effective insurance regulation, especially with respect to financial solvency. The accreditation program requires that a state meet specific minimum standards in over 15 regulatory areas to be considered for accreditation. The accreditation program is an ongoing process and once accredited, a state must enact any new or modified standards approved by the NAIC within two years following adoption. As of December 31, 1998, the District of Columbia and 48 states were accredited including states which regulate AFC's largest insurance subsidiaries.

   The NAIC model law for Risk Based Capital applies to both life and property and casualty companies. The risk-based capital formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptably low expectation of becoming financially impaired. The model law provides for increasing levels of regulatory intervention as the ratio of an insurer's total adjusted capital and surplus decreases relative to its risk-based capital, culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called "mandatory control level". At December 31, 1998, the capital ratios of all AFC insurance companies substantially exceeded the risk-based capital requirements.

                                ITEM 2

                              Properties

   Subsidiaries of AFC own several buildings in downtown Cincinnati. AFC and its affiliates occupy about 70% of the aggregate 660,000 square feet of commercial and office space.

   AFC's insurance subsidiaries lease the majority of their office and storage facilities in numerous cities throughout the United States, including Great American's and AAG's home offices in Cincinnati. An AAG subsidiary owns an office building in Mobile, Alabama which is being marketed for sale or lease; one-fifth of its 82,000 square feet is company occupied.

   AFC subsidiaries own transferable rights to develop approximately
1.0 million square feet of floor space in the Grand Central Terminal area in New York City. The development rights were derived from ownership of the land upon which the terminal is constructed.

                                ITEM 3

                           Legal Proceedings

Please refer to "Forward Looking Statements" following the Index in front of this Form 10-K.

   AFC and its subsidiaries are involved in various litigation, most of which arose in the ordinary course of business, including litigation alleging bad faith in dealing with policyholders and challenging certain business practices of insurance subsidiaries. Except for the following, management believes that none of the litigation meets the threshold for disclosure under this Item.

   In February 1994, the USX Corporation ("USX") paid nearly
$600 million in satisfaction of antitrust judgments entered against its subsidiary, The Bessemer & Lake Erie Railroad ("B&LE"). In May 1994, USX/B&LE filed two lawsuits, one in state and the other in federal court, against American Premier as the reorganized successor of The Penn Central Corporation seeking to recover this amount under theories of indemnity and contribution law. In disclosing the existence of these lawsuits, American Premier stated that it had sufficient defenses and did not expect to suffer any material loss from the litigation.

   In May 1998, the largest and last of these lawsuits was dismissed in state court; a companion federal lawsuit had been dismissed earlier in 1998. Both of the lawsuits were dismissed on American Premier's Motion for Summary Judgment filed in state and federal court.

   The state court action is now on appeal to the Eighth Appellate District of Ohio in Cleveland, Ohio. The federal court action is now on appeal to the US Court of Appeals for the Sixth Circuit in Cincinnati, Ohio. American Premier and its outside counsel continue to believe that American Premier will not suffer any material loss from either of these cases.

   American Premier is a party or named as a potentially responsible party in a number of proceedings and claims by regulatory agencies and private parties under various environmental protection laws, including the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), seeking to impose responsibility on American Premier for hazardous waste remediation costs at certain railroad sites formerly owned by Penn Central Transportation Company ("PCTC") and at certain other sites where hazardous waste allegedly generated by PCTC's railroad operations is present. It is difficult to estimate American Premier's liability for remediation costs at these sites for a number of reasons, including the number and financial resources of other potentially responsible parties involved at a given site, the varying availability of evidence by which to allocate responsibility among such parties, the wide range of costs for possible remediation alternatives, changing technology and the period of time over which these matters develop. Nevertheless, American Premier believes that its previously established loss accruals for potential pre-reorganization environmental liabilities at such sites are adequate to cover the probable amount of such liabilities, based on American Premier's estimates of remediation costs and related expenses at such sites and its estimates of the portions of such costs that will be borne by other parties. Such estimates are based on information currently available to American Premier and are subject to future change as additional information becomes available. American Premier intends to seek reimbursement from certain insurers for portions of whatever remediation costs it incurs.

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

                                ITEM 6

                        Selected Financial Data

   The following table sets forth certain data for the periods indicated (dollars in millions, except per share data).

                                 1998    1997    1996    1995    1994
Earnings Statement Data:
Total Revenues                 $4,059  $4,053  $4,114  $3,628  $2,104
Earnings Before Income Taxes
  and Extraordinary Items         211     334     340     252      44
Earnings Before Extraordinary
  Items                           130     208     250     195      19
Extraordinary Items                (1)     (7)    (28)      2     (17)
Net Earnings                      129     201     222     197       2

Ratio of Earnings to
  Fixed Charges (a)              3.44    4.20    4.99    3.10    1.69
Ratio of Earnings to
  Fixed Charges and
  Preferred Dividends (a)        3.15    3.52    3.96    2.60    1.40

Balance Sheet Data:
Total Assets                  $15,848 $15,738 $14,999 $14,851 $10,593
Long-term Debt:
  Holding Companies               315     287     340     648     849
  Subsidiaries                    177     194     178     234     258
Minority Interest                 524     510     307     327     106
Capital Subject to
  Mandatory Redemption             -       -       -       -        3
Other Capital                   1,531   1,393   1,277   1,248     396

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

Please refer to "Forward Looking Statements" following the Index in front of this Form 10-K.

GENERAL

   Following is a discussion and analysis of the financial statements and other statistical data that management believes will enhance the understanding of AFC's financial condition and results of operations. This discussion should be read in conjunction with the financial statements beginning on page F-1.

   As discussed in Note A to the financial statements, at the close of business on December 31, 1996, AFG contributed to AFC 81% of the common stock of American Premier. Because AFC and American Premier have been under the common control of AFG since merger transactions completed in April 1995 (the "Mergers"), the acquisition of American Premier has been recorded by AFC at AFG's historical cost in a manner similar to a pooling of interests. Accordingly, the historical consolidated financial statements of AFC for periods subsequent to the Mergers have been restated to include the accounts of American Premier.

LIQUIDITY AND CAPITAL RESOURCES

Ratios AFC's debt to total capital ratio at the parent holding company level (excluding amounts due AFG) improved from nearly 60% at the date of the Mergers to approximately 17% at December 31, 1998. Including amounts due AFG, the ratio was 28% at the end of 1998.

   AFC's ratio of earnings to fixed charges, excluding and including preferred dividends, on a total enterprise basis for the year ended December 31, 1998, was 3.44 and 3.15, respectively.

   The National Association of Insurance Commissioners' model law for risk based capital ("RBC") applies to both life and property and casualty companies. RBC formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 1998, the capital ratios of all AFC insurance companies substantially exceeded the RBC requirements (the lowest capital ratio of any AFC subsidiary was 2.1 times its authorized control level RBC; weighted average of all AFC subsidiaries was 5.0 times).

Sources of Funds AFC and American Premier are organized as holding companies with almost all of their operations being conducted by subsidiaries. These parent corporations, however, have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends and taxes. Funds to meet these obligations come primarily from dividend and tax payments from their subsidiaries.

   Management believes these parent holding companies have sufficient resources to meet their liquidity requirements through operations in the short-term and long-term future. If funds generated from operations, including dividends and tax payments from subsidiaries, are insufficient to meet fixed charges in any period, AFC would be required to generate cash through borrowings, sales of securities or other assets, or similar transactions.

   In December 1997, AFC entered into a reciprocal Master Credit
Agreement with the various AFG holding companies under which these companies make funds available to each other for general corporate purposes.

   The senior debentures of AFC and AAG are rated investment grade by three nationally recognized rating agencies; the subordinated debentures of APU and AAG are rated investment grade by two of the agencies.

   A new five-year, $300 million bank credit line was established by AFC in February 1998 replacing two subsidiary holding company lines. The new credit line provides ample liquidity and can be used to obtain funds for operating subsidiaries or, if necessary, for the parent companies. At December 31, 1998, there was $80 million borrowed under the line.

   In 1996 and 1997, wholly-owned trust subsidiaries of AAG sold preferred securities for cash proceeds totaling $225 million.
Proceeds were used to retire outstanding debt and preferred stock of subsidiaries and for general corporate purposes, including a capital contribution to a subsidiary.

   Dividend payments from subsidiaries have been very important to the liquidity and cash flow of the individual holding companies in the past. However, the reliance on such dividend payments has been lessened by the combination of (i) strong capital at AFC's insurance subsidiaries (and the related decreased likelihood of a need for investment in those companies), (ii) the reductions of debt at the holding companies (and the related decrease in ongoing cash needs for interest and principal payments), (iii) AFC's ability to obtain financing in capital markets, as well as (iv) the sales of noncore investments.

   For statutory accounting purposes, equity securities are generally carried at market value. At December 31, 1998, AFC's insurance companies owned publicly traded equity securities with a market value of $1.4 billion, including equity securities of AFC affiliates (including subsidiaries) of $1.0 billion. Since significant amounts of these are concentrated in a relatively small number of companies, decreases in the market prices could adversely affect the insurance group's capital, potentially impacting the amount of dividends available or necessitating a capital contribution. Conversely, increases in the market prices could have a favorable impact on the group's dividend-paying capability.

     Under tax allocation agreements with AFC, its 80%-owned U.S. subsidiaries generally compute tax provisions as if filing separate returns based on book taxable income computed in accordance with generally accepted accounting principles. The resulting provision (or credit) is currently payable to (or receivable from) AFC.

Uncertainties Two lawsuits were filed in 1994 against American Premier by USX Corporation ("USX") and a former USX subsidiary. The lawsuits seek contribution from American Premier for all or a portion of a $600 million final antitrust judgment entered against a USX subsidiary in 1994. The lawsuits argue that USX's liability for that judgment is attributable to the alleged activities of American Premier's predecessor in an unlawful antitrust conspiracy among certain railroad companies. In May 1998, the largest and last of the lawsuits was dismissed in state court. All of USX's claims against

American Premier have now been dismissed with prejudice, and, although USX has appeals pending, American Premier and its outside legal counsel continue to believe that American Premier will not suffer a material loss from this litigation.

   Great American's liability for unpaid losses and loss adjustment expenses includes amounts for various liability coverages related to environmental, hazardous product and other mass tort claims. At December 31, 1998, Great American had recorded $866 million (before reinsurance recoverables of $241 million) for such claims on policies written many years ago where, in most cases, coverage was never intended. Due to inconsistent court decisions on many coverage issues and the difficulty in determining standards acceptable for cleaning up pollution sites, significant uncertainties exist which are not likely to be resolved in the near future.

   AFC's subsidiaries are parties in a number of proceedings relating to former operations. While the results of all such uncertainties cannot be predicted, based upon its knowledge of the facts, circumstances and applicable laws, management believes that sufficient reserves have been provided. See Note M to the financial statements.

   Year 2000 Status AFC's Year 2000 Project is a corporate-wide program designed to ensure that its computer systems and other equipment using date-sensitive computer chips will function properly in the year 2000. The Project also encompasses communicating with agents, vendors, financial institutions and others with which the companies conduct business to determine their Year 2000 readiness and resulting effects on AFC. AFC's Year 2000 Project Office monitors and coordinates the work being performed by the various business units and reports monthly to the Audit Committee of the Board of Directors and more frequently to senior management.

   To address the Year 2000 issue, AFC's operations have been divided into separate systems groups. During 1998, these groups were in the process of either (i) modifying their software programs or (ii) replacing programs with new software that is Year 2000 compliant. A majority of the groups have met AFC's goal of having program modifications and new software installations substantially completed by the end of 1998, with testing continuing in and through 1999.
About 40% of the groups are being "closely watched" because there is some degree of risk that critical dates in the project schedule may be missed with a potential for some disruption of normal business operations. AFC's goal is to have program modifications and new installations for these groups completed during mid-1999. One group, which has significantly missed internal project deadlines, now has been reorganized and staffing levels were increased. This group is expected to be completed during the third quarter of 1999.

   Contingency plans have been developed for certain systems deemed most critical to operations. These plans provide a documented order of actions necessary to keep the business functions operating for these systems. Such plans typically include procedures and workflow processes for developing and operating contingent databases. Contingency planning for other systems deemed critical to operations and reasonably likely not to be modified on schedule began in the fourth quarter of 1998 and will be completed by mid-1999.

   Many of the systems being replaced were planned replacements which were accelerated due to the Year 2000 considerations. In addition, a significant portion of AFC's Year 2000 Project is being completed using internal staff. Therefore, cost estimates for the Year 2000 Project do not represent solely incremental costs.

   From the inception of the Year 2000 project in the early 1990's through December 31, 1998, AFC estimates that it has incurred approximately $46 million in costs related to the project, including capitalized costs of $10 million for new systems. During 1998, $27 million in such costs have been expensed. AFC estimates that it will incur an additional $26 million of such costs in completing the Project, about two-thirds of which is projected to be expensed.

   Projected Year 2000 costs and completion dates are based on management's best estimates. However, there can be no assurances that these estimates will be achieved. Should software modifications and new software installations not be completed on a timely basis, the resulting disruptions could have a material adverse effect on operations.

   AFC's operations could also be affected by the inability of third parties such as agents and vendors to become Year 2000 compliant. While assessments of independent agents and evaluations of third party vendors are progressing slowly, efforts are being intensified to complete these assessments in the second quarter of 1999. In addition, AFC's property and casualty insurance subsidiaries are reviewing the potential impact of the Year 2000 issue on insureds as part of their underwriting process. They are also reviewing policy forms, issuing clarifying endorsements where appropriate and examining coverage issues for Year 2000 exposures. While it is possible that Year 2000 claims may emerge in future periods, it is not possible to estimate any such amounts.

   Exposure to Market Risk Market risk represents the potential economic loss arising from adverse changes in the fair value of financial instruments. AFC's exposures to market risk relate primarily to its investment portfolio and annuity contracts which are exposed to interest rate risk and, to a lesser extent, equity price risk. AFC's long-term debt is also exposed to interest rate risk. AFC's investments in derivatives were not significant at December 31, 1998.

   Fixed Maturity Portfolio The fair value of AFC's fixed maturity portfolio ($10.3 billion at December 31, 1998) is directly impacted by changes in market interest rates. AFC's fixed maturity portfolio is comprised of substantially all fixed rate investments with primarily short-term and intermediate-term maturities. This practice allows flexibility in reacting to fluctuations of interest rates. The portfolios of AFC's property and casualty insurance and life and annuity operations are managed with an attempt to achieve an adequate risk-adjusted return while maintaining sufficient liquidity to meet policyholder obligations. AFC's life and annuity operations use various actuarial models in an attempt to align the duration of their invested assets to the projected cash flows of policyholder liabilities.

   The following table provides information about AFC's fixed maturity investments at December 31, 1998, that are sensitive to interest rate risk. The table shows principal cash flows (in millions) and related weighted-average interest rates by expected maturity dates. Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. Mortgage-backed securities ("MBSs") and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

                                                     Weighted
                                     Principal        Average
                                    Cash Flows  Interest Rate
       1999                          $   848.9           7.87%
       2000                              942.7           8.01
       2001                              954.2           8.08
       2002                            1,086.3           7.76
       2003                            1,415.3           7.33
       Thereafter                      4,784.1           7.59

       Total                         $10,031.5           7.68%

   Equity Price Risk Equity price risk is the potential economic loss from adverse changes in equity security prices. Although AFC's investment in "Other stocks" is less than 4% of total investments, it is concentrated in a relatively limited number of major positions. While this approach allows management to more closely monitor the companies and industries in which they operate, it does increase risk exposure to adverse price declines in a major position.

   Annuity Contracts Substantially all of AAG's fixed rate annuity contracts permit AAG to change crediting rates (subject to minimum interest rate guarantees of 3% to 4% per annum) enabling management to react to changes in market interest rates and maintain an adequate spread. Sales of variable rate annuities have not been significant. Projected payments (in millions) of AAG's fixed annuity liabilities at December 31, 1998, were as follows.

         1999   2000  2001  2002  2003  Remaining      Total
         $660   $620  $560  $500  $450     $2,610     $5,400

   About half of AAG's fixed annuity liabilities at December 31, 1998, were two-tier in nature in that policyholders can receive a higher amount if they annuitize rather than surrender their policy, even if the surrender period has expired. Current stated crediting rates on AAG's principal fixed annuity products range from 3% on equity-indexed annuities (before any equity participation) to over 7% on certain new policies (including first year bonus amounts). AAG estimates that its effective weighted-average crediting rate over the next five years will range from 5% to 5.2%. This range reflects actuarial assumptions as to (i) deaths, (ii) the number of policyholders who annuitize and receive higher credited amounts and (iii) the number of policyholders who surrender. Actual experience and changes in actuarial assumptions may result in different effective crediting rates than those above.

   Debt and Preferred Securities The following table shows scheduled principal payments (in millions) on fixed-rate and variable-rate long-term debt of AFC and its subsidiaries and related weighted average interest rates. At December 31, 1998, there were $225 million of subsidiary trust preferred securities outstanding, none of which are scheduled for redemption during the next five years. The weighted average interest rate on these securities is 8.46%.

                      Fixed-Rate Debt         Variable-Rate Debt
                                Weighted                 Weighted
                    Scheduled    Average     Scheduled    Average
                    Principal   Interest     Principal   Interest
                     Payments       Rate      Payments       Rate
       1999            $ 90.7       9.69%       $   .3       5.86%
       2000              49.1       9.85            .2       5.80
       2001               1.2       7.13            .1       5.58
       2002               1.1       6.81          85.7       5.95
       2003               1.1       6.68          27.2       6.09
       Thereafter       233.3       8.26            .2       5.58

       Total           $376.5       8.80%       $113.7       5.98%

   At December 31, 1998, the fair value of fixed-rate debt and variable-rate debt was approximately $388.9 million and $113.7 million, respectively.

Investments   Approximately 70% of AFC's consolidated assets are
invested in marketable securities. A diverse portfolio of primarily publicly traded bonds and notes accounts for nearly 95% of these securities. AFC attempts to optimize investment income while building the value of its portfolio, placing emphasis upon long-term performance. AFC's goal is to maximize return on an ongoing basis rather than focusing on short-term performance.

   Fixed income investment funds are generally invested in securities with short-term and intermediate-term maturities with an objective of optimizing total return while allowing flexibility to react to changes in market conditions. At December 31, 1998, the average life of AFC's fixed maturities was just under 6 years.

   Approximately 92% of the fixed maturities held by AFC were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at December 31, 1998. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or noninvestment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

   Investments in MBSs represented approximately one-fourth of AFC's fixed maturities at December 31, 1998. AFC invests primarily in MBSs which have a reduced risk of prepayment. In addition, the majority of MBSs held by AFC were purchased at a discount. Management believes that the structure and discounted nature of the MBSs will mitigate the effect of prepayments on earnings over the anticipated life of the MBS portfolio. Approximately 90% of AFC's MBSs are rated "AAA" with substantially all being of investment grade quality. The market in which these securities trade is highly liquid. Aside from interest rate risk, AFC does not believe a material risk (relative to earnings or liquidity) is inherent in holding such investments.

   Because most income of the property and casualty insurance subsidiaries has been sheltered from income taxes through 1997, nontaxable municipal bonds represent only a small portion (less than 1%) of the portfolio.

   Prior to the Mergers, the realization of capital gains, primarily through sales of equity securities, was an integral part of AFC's investment program. Individual securities are sold creating gains or losses as market opportunities exist. Pretax capital gains recognized upon disposition of securities, including investees, during the past five years have been: 1998 - $16 million; 1997 - $57 million; 1996 - $166 million; 1995 - $84 million and 1994 - $50 million. At December 31, 1998, the net unrealized gain (before income taxes) on AFC's fixed maturity and equity securities was $403 million and $223 million, respectively.

RESULTS OF OPERATIONS - THREE YEARS ENDED DECEMBER 31, 1998

General Pretax earnings before extraordinary items were $211 million in 1998, $334 million in 1997 and $340 million in 1996.

   Results for 1998 include a pretax charge in the fourth quarter of $214 million attributable to an increase in loss reserves relating to asbestos and environmental coverages ("A&E"), $180 million in pretax gains, primarily from the sale of substantially all of AFC's Commercial lines division and the Funeral Services division, and a $34 million decline in the underwriting results in AFC's property and casualty insurance business (excluding the special A&E charge) due primarily to increased catastrophe losses.

   Results for 1997 include $91 million in pretax gains, primarily on the sales of affiliates and other securities, and reflect declines of $41 million in underwriting results in AFC's property and casualty insurance business.

   Results for 1996 include $203 million in pretax gains primarily on the sales of Citicasters and Buckeye, reduced by a charge of $80 million resulting from a decision to strengthen insurance A&E reserves.

Property and Casualty Insurance - Underwriting Following the sale of its Commercial lines division in late 1998, AFC's property and casualty group is engaged primarily in private passenger automobile and specialty insurance businesses. Accordingly, AFC has realigned its property and casualty group into two major business groups:
Personal and Specialty.

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

   The Specialty group includes a highly diversified group of business lines (formerly, Specialty lines) plus the commercial business previously included in the Commercial and Personal lines. Some of the more significant areas are executive liability, inland and ocean marine, U.S.-based operations of Japanese companies, agricultural-related coverages, California workers' compensation, nonprofit liability, general aviation coverages, fidelity and surety bonds, and umbrella and excess coverages. Commercial lines businesses sold included certain coverages in workers' compensation, commercial multi-peril, commercial automobile, and umbrella.

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

   For certain lines of business and products where the credibility of the range of loss projections is less certain (primarily the various specialty businesses listed above), management believes that it is prudent and appropriate to use conservative assumptions until such time as the data, experience and projections have more credibility, as evidenced by data volume, consistency and maturity of the data. While this practice mitigates the risk of adverse development on this business, it does not eliminate it.

   While AFC desires and seeks to earn an underwriting profit on all of its business, it is not always possible to do so. As a result, AFC attempts to expand in the most profitable areas and control growth or even reduce its involvement in the least profitable ones.

   Excluding the special $214 million A&E charge in the fourth quarter of 1998, underwriting results of AFC's insurance operations outperformed the industry average for the thirteenth consecutive year. AFC's insurance operations have been able to exceed the industry's results by focusing on growth opportunities in the more profitable areas of the specialty and nonstandard auto businesses.

   Net written premiums and combined ratios for AFC's property and casualty insurance subsidiaries were as follows (dollars in millions):

                                               1998       1997     1996
  Net Written Premiums (GAAP)
  Personal                                   $1,279     $1,345   $1,384
  Specialty                                   1,312(*)   1,468    1,367
  Other Lines                                    18         45       37
                                             $2,609     $2,858   $2,788

  Combined Ratios (GAAP)
  Personal                                     97.3%      98.5%   103.9%
  Specialty                                   105.0      100.0     88.4
  Aggregate (including A&E and other lines)   110.7%     101.4%   102.9%

  (*) Before a reduction of $138 million for the unearned premium transfer related to the sale of the Commercial lines division.

   Special A&E Charge Operating results for 1998 and 1996 were adversely impacted by increases in A&E reserves (exposures for which AFC may be liable under general liability policies written years ago) and higher catastrophe losses. A standard insurance measure used in testing the reasonableness of A&E reserves has been the "survival ratio" (reserves divided by average annual paid losses for the preceding three years). Due in part to the greater uncertainties inherent in estimating A&E claims, management has evaluated its survival ratio in relation to those published for the industry. Based primarily on industry survival ratios published in mid-1996, AFC increased A&E reserves of its discontinued insurance lines by $120 million in 1996 by recording a third quarter, noncash pretax charge of $80 million and reallocating $40 million, or approximately 2%, of its Specialty group reserves (approximately $2.1 billion at December 31,
1996).

   Under the agreement covering the sale of its Commercial lines division in 1998, AFC retained liabilities for certain A&E exposures. Prompted by this retention and as part of the continuing process of monitoring reserves, AFC began a thorough study of its A&E exposures. Based on this study and observations of industry trends in this regard, AFC decided that the survival ratio may not be the best basis for measuring ultimate A&E exposures. AFC's study was reviewed by independent actuaries who used state of the art actuarial techniques that have wide acceptance in the industry. The methods used involved sampling and statistical modeling incorporating external data bases that supplement the internal information. AFC recorded a fourth quarter charge of $214 million increasing A&E reserves at December 31, 1998, to approximately $866 million (before deducting reinsurance recoverables of $241 million), an amount which, in the opinion of management, makes a reasonable provision for AFC's ultimate liability for A&E claims.

   Personal  The Personal group's net written premiums decreased
$65.9 million (5%) during 1998 due primarily to stronger price competition in the personal automobile market. The combined ratio improved in 1998 due to both lower loss experience and a 6% reduction in underwriting expenses.

   The Personal group's net written premiums decreased $39.6 million (3%) during 1997 due primarily to a reinsurance agreement, effective January 1, 1997, under which 80% of all AFC's homeowners' business was reinsured. Excluding the impact of the reinsurance agreement, premiums increased 4%. Volume increases in the California nonstandard auto business resulting from enactment of legislation which requires drivers to provide proof of insurance in order to obtain a valid permit contributed to a growth in personal automobile business. Rate increases during 1995 and early 1996, primarily in the nonstandard auto group, contributed to the improvement in the combined ratio in 1997.

   Specialty The Specialty group's net written premiums decreased $156 million (11%) during 1998 due primarily to the impact of a reinsurance agreement whereby approximately 30% of AFC's California workers' compensation premiums were ceded and the sale of the Commercial lines division. Excluding these operations, the net written premiums of the other specialty businesses were essentially the same as a year ago. Underwriting results worsened from the comparable period in 1997 due to losses from the midwestern storms in the second quarter of 1998 compared to milder weather conditions during 1997 and unusually good results in 1997 in certain other lines.

   Net written premiums increased $101.8 million (7%) in 1997 due primarily to premiums recorded by a newly acquired aviation division and the return of premiums in 1996 related to the withdrawal from a voluntary pool. The Specialty group had a combined ratio of 100% in 1997 despite a significant decline in the results of AFC's California workers' compensation business relating to (i) deteriorating underwriting margins on business written in 1996 and 1997, (ii) reserve reductions in 1996 primarily for business written prior to 1995 in response to a fundamental change in the California workers' compensation market and actuarial evaluations and (iii) several current year commercial casualty losses as well as adverse development in certain prior year claims. The Specialty group's combined ratio was unusually low in 1996 due primarily to the reallocation of $40 million in reserves to A&E reserves (a combined ratio impact of 3.0 percentage points) and the 1996 reductions in California workers' compensation reserves mentioned above.

Life, Accident and Health Premiums and Benefits The increase in life, accident and health premiums and benefits in 1998 reflects primarily AAG's acquisition of Great American Life Assurance Company of Puerto Rico, Inc. in December 1997. Life, accident and health premiums and benefits increased in 1997 due primarily to an increase in pre-need life insurance sales by AAG's Funeral Services division which was sold in 1998.

Investment Income Changes in investment income reflect fluctuations in market rates and changes in average invested assets.

   1998 compared to 1997 Investment income increased $16.9 million (2%) from 1997 due primarily to an increase in the average amount of investments held partially offset by decreasing market interest rates.

   1997 compared to 1996 Investment income increased $23.4 million (3%) from 1996 due primarily to an increase in the average amount of investments held partially offset by decreasing market interest rates.

Investee Corporation Equity in net losses of investee corporation represents AFC's proportionate share of the results of Chiquita Brands International. Equity in net losses excludes AFC's share of amounts included in extraordinary items; the amount for 1996 includes
$1.5 million in earnings from Citicasters which was sold in 1996.

   AFG recorded equity in net losses of Chiquita of $13.2 million, $5.6 million and $18.4 million in 1998, 1997 and 1996, respectively. Chiquita's loss attributable to common shareholders (before extraordinary items) was $35.5 million, $16.6 million and $39.7 million during these same periods.

   Chiquita's results for 1998 include pretax writedowns and costs of $74 million resulting from widespread flooding in Honduras and Guatemala caused by Hurricane Mitch. Excluding these unusual items, Chiquita's operating income improved $52 million in 1998 compared to 1997 due primarily to lower delivered product costs for bananas on higher worldwide volume, which more than offset the adverse effect of lower banana pricing.

   Chiquita's results for 1997 were adversely affected by a stronger dollar in relation to major European currencies (mitigated in part by the company's foreign currency hedging program) and by increased banana production costs resulting primarily from widespread flooding in 1996. These factors more than offset the benefit of higher local currency banana pricing in Europe during the second half of the year.

   Chiquita's results for 1996 include pretax writedowns and costs of $70 million resulting from (i) industry-wide flooding in Costa Rica, Guatemala and Honduras, (ii) certain strategic undertakings designed to achieve further long-term reductions in the delivered product cost of Chiquita bananas and (iii) certain claims relating to prior European Union quota restructuring actions.

Gains on Sales of Investees The gains on sales of investees in 1998 and 1997 represent pretax gains to AFC as a result of Chiquita's public issuance of shares of its common stock. The gain on sale of investee in 1996 represents a pretax gain, before $6.5 million of minority interest, on the sale of Citicasters common stock.

Gains on Sales of Subsidiaries The gains on sales of subsidiaries in 1998 include (i) a pretax gain of $152.6 million on the sale of the Commercial lines division, (ii) a pretax gain of $21.6 million on AAG's sale of its Funeral Services division and (iii) a charge of $15.5 million relating to operations expected to be sold or otherwise disposed of. The gains on sales of subsidiaries in 1997 include (i) a pretax gain of $49.9 million on the sale of MDI and (ii) a charge of $17 million relating to operations expected to be sold or otherwise disposed of. The gains on sales of subsidiaries in 1996 include a pretax gain of $33.9 million on the sale of Buckeye Management Company and the settlement of litigation related to a subsidiary sold in 1993.

Other Income

   1998 compared to 1997 Other income decreased $15.2 million (10%) in 1998 due primarily to income of $46.3 million in 1997 from the sale of development rights in New York City (including $32.5 million on rights sold to AFG) and the absence of revenues from a noninsurance subsidiary which was sold in the fourth quarter of 1997, partially offset by income in 1998 from the sale of operating real estate assets and lease residuals.

   1997 compared to 1996 Other income increased $18.0 million (13%) in 1997 compared to 1996 due primarily to the above mentioned sale of development rights, partially offset by the absence of revenues from a noninsurance subsidiary which was sold in the first quarter of 1997.

Annuity Benefits For GAAP financial reporting purposes, annuity receipts are accounted for as interest-bearing deposits ("annuity benefits accumulated") rather than as revenues. Under these contracts, policyholders' funds are credited with interest on a tax-deferred basis until withdrawn by the policyholder. Annuity benefits reflect amounts accrued on annuity policyholders' funds accumulated. The rate at which AAG credits interest on most of its annuity policyholders' funds is subject to change based on management's judgment of market conditions. As a result, management has been able to react to changes in market interest rates and maintain a desired interest rate spread. While AAG believes the recent interest rate and stock market environment over the last several years has contributed to an increase in annuitizations and surrenders, the company's persistency rate remains approximately 88%. However, a continuation of the current interest rate environment could adversely affect this rate.

   Fixed annuity receipts totaled approximately $480 million in 1998, $490 million in 1997 and $570 million in 1996. Annuity receipts in 1997 reflect the decrease of business written by a single agency from $99 million in 1996 to $23 million in 1997. AAG is no longer writing business through this agency. AAG believes that the success of the stock market and the recent interest rate environment have also resulted in decreased sales and persistency of traditional fixed annuities. Sales of annuity products linked to the performance of the stock market (equity-indexed and variable annuities) helped offset this decrease.

   Annuity benefits decreased $17.2 million (6%) from 1997 due primarily to decreases in crediting rates and changes in actuarial assumptions. Annuity benefits increased $7 million (3%) in 1997 due primarily to an increase in average annuity benefits accumulated partially offset by decreases in crediting rates.

Interest on Borrowed Money Changes in interest expense result from fluctuations in market rates as well as changes in borrowings. AFC has generally financed its borrowings on a long-term basis which has resulted in higher current costs.

   1998 compared to 1997 Interest expense decreased $14.5 million (17%) from 1997 due primarily to a decrease in borrowings from AFG.

   1997 compared to 1996 Interest expense increased $1.0 million (1%) from 1996. The increase reflects increased borrowings from AFG, partially offset by the effect of significant debt reductions during 1996.

Minority Interest Expense Minority interest expense for 1996 includes $6.5 million related to the sale of Citicasters shares held by AFEI.

Other Operating and General Expenses

   1998 compared to 1997 Other operating and general expenses increased $16.9 million (5%) in 1998 due primarily to inclusion of the operations of Great American Life Assurance Company of Puerto Rico following its acquisition in late 1997 which more than offset the absence of expenses from a noninsurance subsidiary which was sold in the fourth quarter of 1997.

   1997 compared to 1996 Operating and general expenses in 1997 include third quarter charges of $5.5 million relating to an arbitration settlement and $4.0 million relating to relocating a subsidiary's operations to Cincinnati. These charges were more than offset by a reduction caused by the absence of expenses from a noninsurance subsidiary which was sold in the first quarter of 1997.

Income Taxes See Note K to the Financial Statements for an analysis of items affecting AFC's effective tax rate.

Recent Accounting Standards The following accounting standards have been implemented by AFC in 1997 or 1998 or will be implemented in 1999 or 2000. The implementation of these standards is discussed under various subheadings of Note A to the Financial Statements (segment information is discussed in Note C); effects of each are shown in the relevant Notes. Implementation of Statement of Position ("SOP") 98-5 in the first quarter of 1999 and Statement of Financial Account Standard ("SFAS") No. 133 in the first quarter of 2000 is not expected to have a significant effect on AFC.

  Accounting
  Standard    Subject of Standard (Year Implemented)   Reference
  SFAS #130   Comprehensive Income (1998)              "Comprehensive Income"
  SFAS #131   Segment Information (1998)               "Segment Information"
  SFAS #133   Derivatives (2000)                       "Derivatives"
  SOP 98-5    Start-up Costs (1999)                    "Start-up Costs"

   Other standards issued in recent years did not apply to AFC or had only negligible effects on AFC.

                                ITEM 7A

      Quantitative and Qualitative Disclosures About Market Risk

   The information required by Item 7A is included in Management's Discussion and Analysis of Financial Condition and Results of
Operations.




                                ITEM 8

              Financial Statements and Supplementary Data

                                                            Page

Report of Independent Auditors                               F-1

Consolidated Balance Sheet:
   December 31, 1998 and 1997                                F-2

Consolidated Statement of Earnings:
   Years ended December 31, 1998, 1997 and 1996              F-3

Consolidated Statement of Changes in Shareholders' Equity
   Years ended December 31, 1998, 1997 and 1996              F-4

Consolidated Statement of Cash Flows:
   Years ended December 31, 1998, 1997 and 1996              F-5

Notes to Consolidated Financial Statements                   F-6


"Selected Quarterly Financial Data" has been included in Note N to the Consolidated Financial Statements.


Please refer to "Forward Looking Statements" following the Index in front of this Form 10-K.

                               PART III

   The information required by the following Items will be included in AFC's definitive Proxy Statement for the 1999 Annual Meeting of
Shareholders which will be filed with the Securities and Exchange
Commission within 120 days after the end of Registrant's fiscal year and is incorporated herein by reference.


   ITEM 10      Directors and Executive Officers of the
                  Registrant


   ITEM 11      Executive Compensation


   ITEM 12      Security Ownership of Certain Beneficial
                  Owners and Management


   ITEM 13      Certain Relationships and Related Transactions

                    REPORT OF INDEPENDENT AUDITORS


Board of Directors
American Financial Corporation

We have audited the accompanying consolidated balance sheet of American Financial Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Financial Corporation and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                   ERNST & YOUNG LLP


Cincinnati, Ohio
March 19, 1999

            AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
                        (Dollars In Thousands)


                                                                December 31,
                                                             1998         1997
Assets:
 Cash and short-term investments                      $   289,944  $   231,227
 Investments:
  Fixed maturities:
    Available for sale - at market
     (amortized cost - $9,920,407 and $7,225,736)      10,323,407    7,532,836
    Held to maturity - at amortized cost
     (market - $3,417,900)                                   -       3,326,996
  Other stocks - principally at market
    (cost - $207,345 and $153,322)                        430,345      446,222
  Investment in investee corporation                      192,138      200,714
  Policy loans                                            220,496      240,955
  Real estate and other investments                       268,171      280,235
      Total investments                                11,434,557   12,027,958

 Recoverables from reinsurers and prepaid
  reinsurance premiums                                  1,973,895      998,743
 Agents' balances and premiums receivable                 618,198      691,005
 Deferred acquisition costs                               464,047      521,898
 Other receivables                                        318,154      261,454
 Assets held in separate accounts                         120,049      300,491
 Prepaid expenses, deferred charges and other assets      343,554      405,798
 Cost in excess of net assets acquired                    285,469      299,408

                                                      $15,847,867  $15,737,982

Liabilities and Capital:
 Unpaid losses and loss adjustment expenses           $ 4,773,377  $ 4,225,336
 Unearned premiums                                      1,232,848    1,328,910
 Annuity benefits accumulated                           5,449,633    5,528,111
 Life, accident and health reserves                       341,595      709,899
 Payable to American Financial Group, Inc.                270,500      352,766
 Other long-term debt:
  Holding companies                                       315,536      286,661
  Subsidiaries                                            176,896      194,084
 Liabilities related to separate accounts                 120,049      300,491
 Accounts payable, accrued expenses and other
  liabilities                                           1,112,442      908,622
      Total liabilities                                13,792,876   13,834,880

 Minority interest                                        524,335      509,619

 Shareholders' Equity:
  Preferred Stock (liquidation value $72,154)              72,154       72,154
  Common Stock, no par value
    - 20,000,000 shares authorized
    - 10,593,000 shares outstanding                         9,625        9,625
  Capital surplus                                         943,359      936,154
  Retained earnings                                       157,218       34,350
  Net unrealized gain on marketable securities,
    net of deferred income taxes                          348,300      341,200
      Total shareholders' equity                        1,530,656    1,393,483

                                                      $15,847,867  $15,737,982


See notes to consolidated financial statements.

            AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF EARNINGS
                 (In Thousands, Except Per Share Data)


                                                    Year ended December 31,
                                                 1998        1997        1996
Income:
  Property and casualty insurance premiums $2,698,738  $2,824,381  $2,844,512
  Life, accident and health premiums          170,365     121,506     103,552
  Investment income                           885,591     868,689     845,330
  Equity in net losses of investees           (13,198)     (5,564)    (16,955)
  Realized gains (losses) on sales of:
    Securities                                  6,275      46,006      (3,470)
    Investees                                   9,420      11,428     169,138
    Subsidiaries                              158,673      33,602      36,837
    Other investments                           5,293        -           -
  Other income                                137,674     152,854     134,904
                                            4,058,831   4,052,902   4,113,848

Costs and Expenses:
  Property and casualty insurance:
    Losses and loss adjustment expenses 2,001,783 2,075,616 2,051,421 Special asbestos and environmental
      charge                                  213,500        -         80,000
    Commissions and other underwriting
      expenses                                772,917     790,324     793,800
  Annuity benefits                            261,666     278,829     271,821
  Life, accident and health benefits          131,652     110,082      92,315
  Interest charges on borrowed money           72,625      87,155      86,148
  Minority interest expense                    45,279      45,477      54,748
  Other operating and general expenses        348,588     331,655     344,052
                                            3,848,010   3,719,138   3,774,305
Earnings before income taxes and
  extraordinary items                         210,821     333,764     339,543
Provision for income taxes                     81,418     125,227      89,658

Earnings before extraordinary items           129,403     208,537     249,885

Extraordinary items - loss on
  prepayment of debt                             (763)     (7,147)    (27,889)

Net Earnings                               $  128,640  $  201,390  $  221,996






See notes to consolidated financial statements.

            AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        (Dollars In Thousands)


                                            Common Stock              Unrealized
                                  Preferred  and Capital    Retained     Gain on     Comprehensive
                                      Stock      Surplus    Earnings  Securities            Income

Balance at December 31, 1995       $168,484     $473,991    $365,126    $240,500

Net earnings                           -            -        221,996        -             $221,996
Dividends on:
  Preferred Stock                      -            -        (24,898)       -                 -
  Common Stock                         -            -       (560,860)       -                 -
Purchases and redemptions           (22,524)     (14,388)       -           -                 -
Sale of preferred shares to
  employee benefit plan              16,800         -           -           -                 -
Capital contribution from parent       -         468,666        -           -                 -
Change in unrealized                   -            -           -        (57,100)          (57,100)
Other                                  -           1,102        -           -                 -
Balance at December 31, 1996        162,760      929,371       1,364     183,400          $164,896


Net earnings                           -            -        201,390        -              201,390
Dividends on Preferred Stock           -            -        (15,071)       -                 -
Purchases and redemptions          (162,760)        -       (153,333)       -                 -
Issuance of Preferred Stock          72,154         -           -           -                 -
Capital contribution from parent       -          16,707        -           -                 -
Change in unrealized                   -            -           -        157,800           157,800
Other                                  -            (299)       -           -                 -
Balance at December 31, 1997         72,154      945,779      34,350     341,200          $359,190


Net earnings                           -            -        128,640        -              128,640
Dividends on Preferred Stock           -            -         (5,772)       -                 -
Capital contribution from parent       -           6,963        -           -                 -
Change in unrealized                   -            -           -          7,100             7,100
Other                                  -             242        -           -                 -
Balance at December 31, 1998       $ 72,154     $952,984    $157,218    $348,300          $135,740


See notes to consolidated financial statements.

            AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In Thousands)


                                                                  Year ended December  31,
                                                              1998          1997          1996
Operating Activities:
  Net earnings                                            $128,640    $  201,390    $  221,996
  Adjustments:
    Extraordinary items                                        763         7,147        27,889
    Special asbestos and environmental charge              213,500          -           80,000
    Depreciation and amortization                          106,280        76,434        79,425
    Annuity benefits                                       261,666       278,829       271,821
    Equity in net losses of investee corporations           13,198         5,564        16,955
    Changes in reserves on assets                           14,020         7,610         5,656
    Realized gains on investing activities                (205,659)     (135,657)     (198,676)
    Deferred annuity and life policy acquisition costs    (117,202)      (72,634)      (68,511)
    Decrease (increase) in reinsurance and other
      receivables                                         (342,394)     (189,643)       95,553
    Decrease (increase) in other assets                     (9,433)       24,325        92,176
    Increase (decrease) in insurance claims and
      reserves                                             176,552       206,900       (70,829)
    Increase (decrease) in other liabilities               154,353       (29,935)     (211,697)
    Increase in minority interest                           10,175        36,440        52,333
    Dividends from investees                                 4,799         4,799         4,799
    Other, net                                             (14,651)      (25,711)       (3,989)
                                                           394,607       395,858       394,901
Investing Activities:
  Purchases of and additional investments in:
    Fixed maturity investments                          (2,155,192)   (2,555,060)   (2,128,015)
    Equity securities                                      (78,604)      (37,107)      (10,528)
    Subsidiaries                                           (30,325)      (93,839)         -
    Real estate, property and equipment                    (66,819)      (64,917)      (38,035)
  Maturities and redemptions of fixed maturity
    investments                                          1,248,626       897,786       615,849
  Sales of:
    Fixed maturity investments                             795,520     1,407,598       881,114
    Equity securities                                       28,850       104,960        53,195
    Investees and subsidiaries                             164,589        32,500       284,277
    Real estate, property and equipment                     53,962        23,289         7,981
  Cash and short-term investments of acquired
    (former) subsidiaries                                  (21,141)        2,714        (4,589)
  Decrease (increase) in other investments                 (15,135)      (12,892)          594
                                                           (75,669)     (294,968)     (338,157)

Financing Activities:
  Fixed annuity receipts                                   480,572       493,708       573,741
  Annuity surrenders, benefits and withdrawals            (690,388)     (607,174)     (517,881)
  Additional long-term borrowings                          262,537       184,150       288,775
  Reductions of long-term debt                            (251,837)     (230,688)     (582,288)
  Borrowings from AFG                                        6,000       201,000       152,471
  Repayments of borrowings from AFG                        (80,000)     (224,500)      (61,000)
  Issuances of Preferred Stock                                -             -           16,800
  Repurchases of Preferred Stock                              -         (243,939)      (36,912)
  Issuances of trust preferred securities                     -          149,353        72,412
  Capital contribution                                      18,667        18,667        18,666
  Cash dividends paid                                       (5,772)      (15,071)      (24,898)
                                                          (260,221)     (274,494)     (100,114)
Net Increase (Decrease) in Cash and Short-term
  Investments                                               58,717      (173,604)      (43,370)
Cash and short-term investments at beginning of
  period                                                   231,227       404,831       448,201

Cash and short-term investments at end of period          $289,944    $  231,227    $  404,831

See notes to consolidated financial statements.

            AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                            INDEX TO NOTES

   A. Accounting Policies                      I. Minority Interest
   B. Acquisitions and Sales of Subsidiaries   J. Shareholders' Equity
      and Investees                            K. Income Taxes
   C. Segments of Operations                   L. Extraordinary Items
   D. Investments                              M. Commitments and Contingencies
   E. Investment in Investee Corporations      N. Quarterly Operating Results
   F. Cost in Excess of Net Assets Acquired    O. Insurance
   G. Payable to American Financial Group      P. Additional Information
   H. Other Long-Term Debt                     Q. Subsequent Event


Please refer to "Forward Looking Statements" following the Index in front of this Form 10-K.

A. Accounting Policies

   Basis of Presentation At the close of business on December 31, 1996, American Financial Group, Inc. ("AFG"), which owns 100% of the Common Stock of American Financial Corporation ("AFC"), contributed to AFC 81% of the common stock of its wholly-owned subsidiary, American Premier Underwriters, Inc. ("American Premier" or "APU"). Since AFC and American Premier were under AFG's common control, the acquisition of American Premier has been recorded by AFC at AFG's historical cost in a manner similar to a pooling of interests.

   The consolidated financial statements include the accounts of AFC and its subsidiaries. Certain reclassifications have been made to prior years to conform to the current year's presentation. All significant intercompany balances and transactions have been eliminated. With the exception of the acquisition of American Premier, all acquisitions have been treated as purchases. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements.

   The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

   Investments Debt securities are classified as "held to maturity" and reported at amortized cost if AFC has the positive intent and ability to hold them to maturity. Debt and equity securities are classified as "available for sale" and reported at fair value with unrealized gains and losses reported as a separate component of shareholders' equity if the securities are not classified as held to maturity or bought and held principally for selling in the near term. At December 31, 1998, AFC reclassified "held to maturity" securities with an amortized cost of $2.6 billion to "available for sale" to give management greater flexibility to react to changing market conditions. This reclassification resulted in an increase of $98.8 million in the carrying value of fixed maturity investments and (after effects of income taxes, minority interest, and adjustments related to deferred policy acquisition costs) an increase of $48.8 million in shareholders' equity. The transfer had no effect on net earnings.

   Short-term investments are carried at cost; loans receivable are carried primarily at the aggregate unpaid balance. Premiums and discounts on mortgage-backed securities are amortized over their expected average lives using the interest method.

            AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

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

     Reinsurance In the normal course of business, AFC's insurance subsidiaries cede reinsurance to other companies to diversify risk and limit maximum loss arising from large claims. To the extent that any reinsuring companies are unable to meet obligations under the agreements covering reinsurance ceded, AFC's insurance subsidiaries would remain liable. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. AFC's insurance subsidiaries report as assets (a) the estimated reinsurance recoverable on unpaid losses, including an estimate for losses incurred but not reported, and (b) amounts paid to reinsurers applicable to the unexpired terms of policies in force. AFC's insurance subsidiaries also assume reinsurance from other companies. Income on reinsurance assumed is recognized based on reports received from ceding reinsurers.

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

            AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

     Life, Accident and Health Reserves Liabilities for future policy benefits under traditional life, accident and health policies are computed using the net level premium method. Computations are based on anticipated investment yield, mortality, morbidity and surrenders and include provisions for unfavorable deviations. Reserves are modified as necessary to reflect actual experience and developing trends.

     Assets Held In and Liabilities Related to Separate Accounts Separate account assets and related liabilities represent variable annuity deposits and, in 1997, include deposits maintained by several banks under a tax-deferred annuity program previously offered by American Annuity Group, Inc.'s ("AAG's") Funeral Services division, which was sold in 1998 (see Note B).

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

   Minority Interest For balance sheet purposes, minority interest represents the interests of noncontrolling shareholders in AFC subsidiaries, including preferred securities issued by trust subsidiaries of AAG, and AFG's direct ownership interest in American Premier and American Financial Enterprises, Inc. ("AFEI"). For income statement purposes, minority interest expense represents those shareholders' interest in the earnings of AFC subsidiaries as well as accrued distributions on the trust preferred securities.

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

            AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

   Benefit Plans AFC provides retirement benefits to qualified employees of participating companies through contributory and noncontributory defined contribution plans contained in AFG's Retirement and Savings Plan. Under the retirement portion of the plan, company contributions (approximately [6%] of covered compensation in 1998) are invested primarily in securities of AFG and affiliates. Under the savings portion of the plan, AFC matches a specific portion of employee contributions. Contributions to benefit plans are charged against earnings in the year for which they are declared.

   AFC and many of its subsidiaries provide health care and life insurance benefits to eligible retirees. AFC also provides postemployment benefits to former or inactive employees (primarily those on disability) who were not deemed retired under other company plans. The projected future cost of providing these benefits is expensed over the period the employees earn such benefits.

   Start-up Costs Certain costs associated with introducing new products and distribution channels are deferred by AAG and are amortized on a straight-line basis over 5 years. Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," was issued during the second quarter of 1998 and is effective for fiscal years beginning after December 15, 1998. The SOP requires that (i) costs of start-up activities be expensed as incurred and (ii) unamortized balances of previously deferred costs be expensed no later than the first quarter of 1999 and reported as the cumulative effect of a change in accounting principle. AAG had approximately $7 million in capitalized start-up costs at December 31, 1998.

   Derivatives The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," during the second quarter of 1998. SFAS No. 133 is effective for fiscal periods (both years and quarters) beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments that are embedded in other contracts, and for hedging activities. SFAS No. 133 requires the recognition of all derivatives (both assets and liabilities) in the statement of financial position at fair value. Changes in fair value of derivative instruments are included in current income or as a component of comprehensive income (outside current income) depending on the type of derivative. Implementation of SFAS No. 133 is not expected to have a material effect on AFC's financial position or results of operations.

   Comprehensive Income Effective January 1, 1998, AFC implemented SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 uses the term "comprehensive income" to describe the total of net earnings plus other comprehensive income. For AFC, other comprehensive income represents the change in net unrealized gain on marketable securities net of deferred taxes. Implementation of this statement had no impact on net earnings or shareholders' equity. Appropriate data for prior periods has been added to conform to the current presentation.

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

   Fair Value of Financial Instruments Methods and assumptions used in estimating fair values are described in Note P to the financial statements. These fair values represent point-in-time estimates of value that might not be particularly relevant in predicting AFC's future earnings or cash flows.

            AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

B. Acquisitions and Sales of Subsidiaries and Investees

   Commercial Lines Division In December 1998, AFC completed the sale of substantially all of its commercial lines division to Ohio Casualty Corporation for $300 million plus warrants to purchase
   3 million shares of Ohio Casualty common stock.  AFC retained
   $300 million in securities it would otherwise have transferred to Ohio Casualty in connection with the reinsurance of business assumed by Ohio Casualty. For accounting purposes, the insurance liabilities ceded to Ohio Casualty and the deferred a gain of $103 million on the insurance ceded to Ohio Casualty and recognized sale of the other net assets are required to be accounted for separately. AFC a pretax gain of $153 million on the sale of the other net assets. The deferred gain is being recognized over the estimated remaining settlement period (weighted average of 4.25 years) of the claims ceded. AFC may receive up to an additional $40 million in the year 2000 based upon the retention and growth of the insurance businesses acquired by Ohio Casualty. The commercial lines sold generated net written premiums of approximately $250 million in 1998 (11 months), $315 million in 1997 and $314 million in 1996.

   Funeral Services division In September 1998, AAG sold its Funeral Services division for approximately $165 million in cash. The division held assets of approximately $1 billion at the sale date. AFC realized a third quarter pretax gain of $21.6 million, before $2.7 million of minority interest, on this sale.

   Chiquita During 1997 and 1998, Chiquita issued shares of its common stock in acquisitions of operating businesses. AFC recorded pretax gains of $11.4 million in the fourth quarter of 1997, $7.7 million in the first quarter of 1998 and $1.7 million in the second quarter of 1998 representing the excess of AFC's equity in Chiquita following the issuances of its common stock over AFC's previously recorded carrying value.

   Millennium Dynamics, Inc. In December 1997, AFC completed the sale of the assets of its software solutions and consulting services subsidiary, Millennium Dynamics, Inc. ("MDI"), to a subsidiary of Peritus Software Services, Inc. for $30 million in cash and 2,175,000 shares of Peritus common stock. AFC recognized a pretax gain of approximately $50 million on the sale.

   Peritus experienced difficulties in 1998, wrote off substantial amounts of its assets, and reported significant losses throughout the year. As a result, AFC recognized a pretax realized loss of $26.9 million and reduced its carrying value of Peritus shares to a nominal value at December 31, 1998.

   Citicasters In 1996, AFC sold its investment in Citicasters to Jacor Communications for approximately $220 million in cash plus warrants to purchase Jacor common stock. AFC realized a pretax gain of approximately $169 million, before minority interest of $6.5 million, on the sale.

   Buckeye In 1996, AFC sold Buckeye Management Company to Buckeye's management (including an AFG director who resigned in March 1996) and employees for $60 million in cash, net of transaction costs. AFC recognized a $33.9 million pretax gain on the sale.

            AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

C. Segments of Operations Following the sale of substantially all of its Commercial lines division, AFC's property and casualty group is engaged primarily in private passenger automobile and specialty insurance businesses. The Personal group consists of the nonstandard auto group along with the preferred/standard private passenger auto and other personal insurance business, formerly included in the Commercial and Personal lines. The Specialty group now includes a highly diversified group of specialty business units (formerly, Specialty lines) plus the commercial business previously included in the Commercial and Personal lines. AFC's annuity and life business markets primarily retirement products as well as life and supplemental health insurance. AFC's businesses operate throughout the United States. In addition, AFC has owned significant portions of the voting equity securities of certain companies (investee corporation - see Note E).

   Effective January 1, 1998, AFC implemented SFAS No. 131,
   "Disclosures about Segments of an Enterprise and Related
   Information." SFAS No. 131 requires segment information to be reported based on how management internally evaluates the operating performance of its business units. Implementation of this standard had no impact on AFC's financial position or results of operations.

            AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

   The following tables (in thousands) show AFC's assets, revenues and operating profit (loss) by significant business segment.
   Operating profit (loss) represents total revenues less operating expenses.

                                               1998         1997         1996
   Assets
   Property and casualty insurance (a)  $ 8,278,898  $ 7,517,856  $ 7,116,088
   Annuities and life                     7,174,544    7,693,463    7,009,127
   Other                                    202,287      325,949      674,297
                                         15,655,729   15,537,268   14,799,512
   Investment in investees                  192,138      200,714      199,651

                                        $15,847,867  $15,737,982  $14,999,163
   Revenues (b)
   Property and casualty insurance:
     Premiums earned:
       Personal                         $ 1,289,689  $ 1,356,642  $ 1,447,751
       Specialty                          1,371,509    1,429,143    1,355,906
       Other lines                           37,540       38,596       40,855
                                          2,698,738    2,824,381    2,844,512
     Investment and other income            643,106      448,849      500,897
                                          3,341,844    3,273,230    3,345,409
   Annuities and life (c)                   729,854      638,348      585,079
   Other                                        331      146,888      200,315
                                          4,072,029    4,058,466    4,130,803
   Equity in net losses of investees        (13,198)      (5,564)     (16,955)

                                        $ 4,058,831  $ 4,052,902  $ 4,113,848

   Operating Profit (Loss)
   Property and casualty insurance:
     Underwriting:
       Personal                         $    34,029  $    21,235  ($   55,989)
       Specialty                            (67,131)        (324)     155,405
       Other lines (d)                     (256,360)     (62,470)    (180,125)
                                           (289,462)     (41,559)     (80,709)
     Investment and other income            505,801      311,169      359,002
                                            216,339      269,610      278,293
   Annuities and life                       128,074       93,794       77,119
   Other (e)                               (120,394)     (24,076)       1,086
                                            224,019      339,328      356,498
   Equity in net losses of investees        (13,198)      (5,564)     (16,955)

                                        $   210,821  $   333,764   $  339,543

   (a) Not allocable to segments.
   (b) Revenues include sales of products and services as well as other income earned by the respective segments.
   (c) Represents primarily investment income.
   (d) Represents primarily losses related to asbestos and other environmental matters ("A&E").
   (e) Includes holding company expenses.

            AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

D. Investments Fixed maturities and other stocks at December 31, consisted of the following (in millions):

                                                                           1998
                                             Available for Sale                               Held to Maturity
                                  Amortized      Market  Gross Unrealized        Amortized        Market     Gross Unrealized
                                       Cost       Value    Gains   Losses             Cost         Value      Gains    Losses
   Fixed maturities:
     United States Government
      and government agencies
      and authorities              $  507.5   $   537.6   $ 30.2   ($  .1)      $     -      $      -      $   -      $  -
     States, municipalities and
      political subdivisions          137.0       144.8      7.8       -              -             -          -         -
     Foreign government                67.3        71.0      3.8      (.1)            -             -          -         -
     Public utilities                 688.0       717.8     29.9      (.1)            -             -          -         -
     Mortgage-backed securities     2,399.9     2,493.2    102.0     (8.7)            -             -          -         -
     All other corporate            6,061.4     6,297.0    265.9    (30.3)            -             -          -         -
     Redeemable preferred stocks       59.3        62.0      3.5      (.8)            -             -          -         -

                                   $9,920.4   $10,323.4   $443.1   ($40.1)      $     -      $      -      $   -      $  -

   Other stocks                    $  207.3   $   430.3   $230.7   ($ 7.7)

                                                                           1997
                                             Available for Sale                               Held to Maturity
                                  Amortized      Market  Gross Unrealized        Amortized        Market     Gross Unrealized
                                       Cost       Value    Gains   Losses             Cost         Value      Gains    Losses
   Fixed maturities:
     United States Government
      and government agencies
      and authorities              $  600.8   $   618.6   $ 18.1   ($  .3)        $     -      $      -      $   -      $  -
     States, municipalities and
      political subdivisions           86.7        89.3      2.6       -              72.0          73.6        1.8       (.2)
     Foreign government                55.9        57.9      2.1      (.1)             8.3           8.9         .6        -
     Public utilities                 359.3       374.7     15.7      (.3)           459.7         466.7        8.3      (1.3)
     Mortgage-backed securities     1,715.7     1,779.4     65.5     (1.8)           868.9         899.4       30.6       (.1)
     All other corporate            4,336.9     4,536.9    200.0       -           1,918.1       1,969.3       52.7      (1.5)
     Redeemable preferred stocks       70.4        76.0      5.9      (.3)              -             -          -         -

                                   $7,225.7   $ 7,532.8   $309.9   ($ 2.8)        $3,327.0     $ 3,417.9     $ 94.0    ($ 3.1)

   Other stocks                    $  153.3   $   446.2   $293.7   ($  .8)

   The table below sets forth the scheduled maturities of fixed maturities based on market value as of December 31, 1998. Data based on amortized cost is generally the same. Mortgage-backed securities had an average life of approximately 4.6 years at December 31, 1998.

              Maturity
            One year or less                        6%
            After one year through five years      25
            After five years through ten years     30
            After ten years                        15
                                                   76
            Mortgage-backed securities             24
                                                  100%

            AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

   Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.

   Included in "Other stocks" at December 31, 1998 and 1997, are
   $243 million and $313 million, respectively, of securities of Provident Financial Group, Inc. which exceeded 10% of
   Shareholders' Equity.

   Realized gains (losses) and changes in unrealized appreciation
   (depreciation) on fixed maturity and equity security investments are summarized as follows (in thousands):

                              Fixed       Equity         Tax
                         Maturities   Securities     Effects        Total
     1998
     Realized(*)           $ 25,841    ($ 19,566)  ($  2,196)    $  4,079
     Change in Unrealized     4,982      (69,900)     22,721      (42,197)

     1997
     Realized                11,542       34,464     (16,102)      29,904
     Change in Unrealized   222,188      107,600    (115,426)     214,362

     1996
     Realized               (16,545)      13,075       8,199        4,729
     Change in Unrealized  (271,803)      70,000      70,631     (131,172)

     (*) Includes $6.8 million in realized gains on fixed maturities transferred to Ohio Casualty in connection with the sale of the Commercial lines division (see Note B).

   Transactions in fixed maturity investments included in the Statement of Cash Flows consisted of the following (in millions):

                                    Maturities
                                           and               Gross   Gross
                         Purchases Redemptions     Sales     Gains  Losses
     1998
     Held to Maturity (*) $     .8    $  584.8  $   45.3     $12.1  ($  .5)
     Available for Sale    2,154.4       663.8     750.2      24.9   (17.5)
          Total           $2,155.2    $1,248.6  $  795.5     $37.0  ($18.0)

     1997
     Held to Maturity     $    5.6    $  422.3  $    8.0     $  .5  ($ 1.0)
     Available for Sale    2,549.5       475.5   1,399.6      37.7   (25.7)
          Total           $2,555.1    $  897.8  $1,407.6     $38.2  ($26.7)

     1996
     Held to Maturity     $  202.2    $  331.0  $    9.3     $ 2.4  ($ 1.2)
     Available for Sale    1,925.8       284.8     871.8      29.6   (47.3)
          Total           $2,128.0    $  615.8  $  881.1     $32.0  ($48.5)

     (*)Prior to reclassification to available for sale at December 31, 1998.

   Securities classified as "held to maturity" having amortized cost of $41.8 million, $8.2 million and $9.5 million were sold for gains (losses) of $603,000, ($170,000) and ($159,000) in 1998,
   1997 and 1996, respectively, due to significant deterioration in the issuers' creditworthiness.

            AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

E. Investment in Investee Corporation Investment in investee corporation reflects AFC's ownership of 24 million shares (37%) of Chiquita common stock. The market value of this investment was $229 million and $391 million at December 31, 1998 and 1997, respectively. Chiquita is a leading international marketer, producer and distributor of quality fresh fruits and vegetables and processed foods. Equity in net losses excludes AFC's share of amounts included in extraordinary items; the amount for 1996 includes $1.5 million in earnings from Citicasters which was sold in 1996.

   Summarized financial information for Chiquita at December 31, is shown below (in millions).

                                                 1998     1997     1996

     Current Assets                            $  840   $  783
     Noncurrent Assets                          1,669    1,618
     Current Liabilities                          531      483
     Noncurrent Liabilities                     1,184    1,138
     Shareholders' Equity                         794      780

     Net Sales                                 $2,720   $2,434   $2,435
     Operating Income                              79      100       84
     Loss Before Extraordinary Items              (18)     -        (28)
     Extraordinary Loss from Debt Refinancings    -        -        (23)
     Net Loss                                     (18)     -        (51)
     Net Loss Attributable to Common Shares       (36)     (17)     (63)

   Operating income for 1998 includes $74 million of fourth quarter write-downs and costs resulting from widespread flooding in Honduras and Guatemala caused by Hurricane Mitch.

F. Cost in Excess of Net Assets Acquired At December 31, 1998 and 1997, accumulated amortization of the excess of cost over net assets of purchased subsidiaries amounted to approximately
   $143 million and $133 million, respectively. Amortization expense was $12.2 million in 1998, $11.6 million in 1997 and $10.8 million in 1996.

G. Payable to American Financial Group Following the Mergers, American Premier agreed to lend up to $675 million to AFC under a line of credit. Borrowings under the credit line bore interest at 11-5/8%. On December 27, 1996, American Premier paid a dividend to AFG which consisted of the $675 million note receivable plus accrued interest. Subsequently, AFG contributed $450 million of the note to AFC.

   Also, subsequent to the Mergers, American Premier entered into a credit agreement with AFG under which American Premier and AFG made loans of up to $250 million available to each other. The balance outstanding under the credit line bore interest at a variable rate of one percent over LIBOR.

   In December 1997, AFG's credit agreements with AFC and APU were replaced with a ten-year reciprocal Master Credit Agreement among AFG and several subsidiary holding companies, including APU, AFC and AFC's direct parent, AFC Holding Company, under which funds are made available to each other at one percent over LIBOR.

            AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

H. Other Long-Term Debt Long-term debt consisted of the following at December 31, (in thousands):

                                                            1998       1997
   Holding Companies:
    AFC notes payable under bank line                   $ 80,000   $ 45,000
    AFC 9-3/4% Debentures due April 2004, less discount
     of $618 and $737 (imputed rate - 9.8%)               78,560     79,792
    American Premier Underwriters, Inc. ("APU")
     9-3/4% Subordinated Notes due August 1999,
     including premium of $487 and $1,224
     (imputed rate - 8.8%)                                89,467     92,127
    APU 10-5/8% Subordinated Notes due April 2000,
     including premium of $883 and $1,559
     (imputed rate - 8.8%)                                41,518     43,889
    APU 10-7/8% Subordinated Notes due May 2011,
     including premium of $1,471 and $1,584
     (imputed rate - 9.6%)                                17,473     17,586
    Other                                                  8,518      8,267

                                                        $315,536   $286,661

   Subsidiaries:
    AAG 6-7/8% Senior Notes due June 2008               $100,000   $   -
    AAG notes payable under bank line                     27,000    107,000
    AAG 11-1/8% Senior Subordinated Notes                   -        24,080
    Notes payable secured by real estate                  37,602     49,525
    Other                                                 12,294     13,479

                                                        $176,896   $194,084

   At December 31, 1998, sinking fund and other scheduled principal payments on debt for the subsequent five years were as follows (in thousands):

                  Holding
                Companies     Subsidiaries            Total
      1999        $88,980          $ 1,986          $90,966
      2000         40,635            8,685           49,320
      2001           -               1,382            1,382
      2002         85,608            1,268           86,876
      2003           -              28,294           28,294

   Debentures purchased in excess of scheduled payments may be applied to satisfy any sinking fund requirement. The scheduled principal payments shown above assume that debentures previously purchased are applied to the earliest scheduled retirements.

   In February 1998, AFC entered into an unsecured credit agreement with a group of banks under which AFC can borrow up to $300 million through December 2002. Borrowings bear interest at floating rates based on prime or Eurodollar rates. At December 31, 1998 and 1997, the weighted average interest rate on amounts borrowed under this bank credit line and a previous one was 5.68% and 6.81%, respectively.

   In January 1998, AAG replaced its existing bank lines with a $200 million unsecured credit agreement. Loans under the credit agreement mature from 2000 to 2003 and bear interest at floating rates based on prime or Eurodollar rates. At December 31, 1998 and 1997, the weighted average interest rate on amounts borrowed under AAG's bank credit line was 6.09% and 6.80%, respectively.

            AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

   In February 1998, AAG borrowed under the credit line and retired its 11-1/8% Notes. In June 1998, AAG issued $100 million principal amount of 6-7/8% Senior Notes due 2008 and used the net proceeds to reduce outstanding indebtedness under the credit line.

   Significant retirements of long-term debt since January 1, 1997, have been as follows (in millions):

                              Year      Principal      Cost

     AFC Debentures           1997          $85.0     $96.7
                              1998            1.4       1.4

     APU Notes                1997           11.3      12.5
                              1998            3.6       3.8

     AAG Notes                1997           40.8      42.5
                              1998           24.1      24.8

   Cash interest payments of $73 million, $98 million and $83 million were made on long-term debt in 1998, 1997 and 1996, respectively.

I. Minority Interest Minority interest in AFC's balance sheet is comprised of the following (in thousands):

                                                       1998      1997
      Interest of AFG (parent) and noncontrolling
        shareholders in subsidiaries' common
        stock                                      $299,335  $284,619
      Preferred securities issued by
        subsidiary trusts                           225,000   225,000

                                                   $524,335  $509,619

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

   The preferred securities are summarized as follows:

    Date of                                               Optional
    Issuance       Issue (Maturity Date)        Amount   Redemption Dates

    November 1996  AAG 9-1/4% TOPrS (2026)  75,000,000   On or after 11/7/2001
    March 1997     AAG 8-7/8% Pfd   (2027)  75,000,000   On or after 3/1/2007
    May 1997       AAG 7-1/4% ROPES (2041)  75,000,000   Prior to 9/28/2000 and
                                                           after 9/28/2001

   AAG effectively provides unconditional guarantees of its trusts' obligations.

   Minority Interest Expense Minority interest expense is comprised of (in thousands):

                                                1998      1997      1996
      Interest of AFG (parent) and
        noncontrolling shareholders in
        earnings of subsidiaries             $26,248   $29,978   $53,717
      Accrued distributions on trust issued
        preferred securities                  19,031    15,499     1,031

                                             $45,279   $45,477   $54,748

            AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

J. Shareholders' Equity  At December 31, 1998 and 1997, American
   Financial Group owned all of the outstanding shares of AFC's
   Common Stock. The number of shares of AFC Common Stock outstanding were reduced from 45,000,000 to 10,593,000 in connection with the retirement of Series F and G Preferred Stock in December 1997.

   Preferred Stock  Under provisions of both the Nonvoting
   (4.0 million shares authorized) and Voting (4.0 million shares authorized) Cumulative Preferred Stock, the Board of Directors may divide the authorized stock into series and set specific terms and conditions of each series. At December 31, 1998 and 1997, the outstanding voting shares of AFC's Preferred Stock consisted of the following:

      Series J, no par value; $25.00 liquidating value per share;
       annual dividends per share $2.00; redeemable at $25.75 per share beginning December 2005 declining to $25.00 at December 2007; 2,886,161 shares (stated value $72.2 million) outstanding at December 31, 1998 and 1997.

   In December 1997, AFC retired all shares of its Series F and G
   Preferred Stock in exchange for approximately $244 million in cash and 2,886,161 shares of the Series J Preferred Stock. AFC recognized a charge to retained earnings of $153.3 million representing the excess of total consideration paid over the stated value of the preferred stock retired.

   In 1996, AFC redeemed 1.6 million shares of its Series F Preferred Stock for $31.9 million and purchased 250,000 shares of Series F from its retirement plan for $5.0 million. In 1996, AFC issued
   1.6 million shares of its Series G Preferred Stock to its retirement plan for $16.8 million.

   Unrealized Gain on Marketable Securities The change in net unrealized gain on marketable securities included the following (in millions):

                                                         Tax  Minority
                                             Pretax  Effects  Interest     Net
                     1998
   Unrealized holding gains (losses) on
     securities arising during the period    ($50.5)   $19.0      $1.2  ($30.3)
   Unrealized gain on securities transferred
     from held to maturity                     87.0    (30.4)     (7.8)   48.8
   Less reclassification adjustment for
     realized gains included in net
     income and unrealized gains of
     subsidiaries sold                        (20.4)     7.1       1.9   (11.4)
   Change in net unrealized gain on
     marketable securities                    $16.1    ($4.3)    ($4.7)   $7.1

                     1997
   Unrealized holding gains (losses) on
     securities arising during the period    $320.2  ($112.2)   ($20.7) $187.3
   Less reclassification adjustment for
     realized gains included in net income    (51.5)    18.0       4.0   (29.5)
   Change in net unrealized gain on
     marketable securities                   $268.7  ($ 94.2)   ($16.7) $157.8

                     1996
   Unrealized holding gains (losses) on
     securities arising during the period   ($ 94.3)  $ 21.5     $11.5  ($61.3)
   Less reclassification adjustment for
     realized gains included in net income      4.7     (1.7)      1.2     4.2
   Change in net unrealized gain on
     marketable securities                  ($ 89.6)  $ 19.8     $12.7 ($ 57.1)

            AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

K. Income Taxes  The following is a reconciliation of income taxes at the statutory rate of 35% and income taxes as shown in the
   Statement of Earnings (in thousands):
                                                  1998       1997       1996
    Earnings before income taxes
      and extraordinary items                 $210,821   $333,764   $339,543
    Extraordinary items before income taxes     (1,258)   (11,201)   (34,892)

    Adjusted earnings before income taxes     $209,563   $322,563   $304,651

    Income taxes at statutory rate            $ 73,347    112,897   $106,628
    Effect of:
      Minority interest                          9,055     10,168     18,507
      Losses utilized                           (6,572)    (3,164)   (43,789)
      Amortization of intangibles                4,566      3,362      3,065
      Dividends received deduction              (2,189)    (2,002)    (7,450)
      Other                                      2,716        (88)     5,694
    Total provision                             80,923    121,173     82,655

    Amounts applicable to extraordinary items      495      4,054      7,003
    Provision for income taxes as shown
      on the Statement of Earnings            $ 81,418   $125,227   $ 89,658

   Adjusted earnings before income taxes consisted of the following (in thousands):

                                                  1998       1997       1996
    Subject to tax in:
      United States                           $202,094   $331,855   $318,919
      Foreign jurisdictions                      7,469     (9,292)   (14,268)

                                              $209,563   $322,563   $304,651

   The total income tax provision consists of (in thousands):

                                                  1998       1997       1996
       Current taxes (credits):
         Federal                              $ 61,501   $ 27,875    $22,450
         Foreign                                    94       -        (1,735)
         State                                     652     (2,544)     6,369
       Deferred taxes:
         Federal                                18,254     96,301     55,250
         Foreign                                   422       (459)       321

                                              $ 80,923   $121,173    $82,655

   For income tax purposes, certain members of the AFC consolidated tax group had the following carryforwards available at December 31, 1998 (in millions):

                                 Expiring         Amount
                     {           1999 - 2003         $70
       Operating Loss{           2004 - 2008          56
       Capital Loss                     1999          68
       Other - Tax Credits                            15

            AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

   Deferred income tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The significant components of deferred tax assets and liabilities included in the Balance Sheet at December 31, were as follows (in millions):

                                              1998      1997
       Deferred tax assets:
         Net operating loss carryforwards   $ 44.3    $ 66.6
         Capital loss carryforwards           23.7      32.0
         Insurance claims and reserves       291.2     287.5
         Other, net                          110.0     148.8
                                             469.2     534.9
         Valuation allowance for deferred
           tax assets                        (88.6)    (97.9)
                                             380.6     437.0
       Deferred tax liabilities:
         Deferred acquisition costs         (121.3)   (127.4)
         Investment securities              (267.9)   (268.2)
                                            (389.2)   (395.6)

       Net deferred tax asset (liability)  ($  8.6)   $ 41.4


   The gross deferred tax asset has been reduced by a valuation allowance based on an analysis of the likelihood of realization. Factors considered in assessing the need for a valuation allowance include: (i) recent tax returns, which show neither a history of large amounts of taxable income nor cumulative losses in recent years, (ii) opportunities to generate taxable income from sales of appreciated assets, and (iii) the likelihood of generating larger amounts of taxable income in the future. The likelihood of realizing this asset will be reviewed periodically; any adjustments required to the valuation allowance will be made in the period in which the developments on which they are based become known. The aggregate valuation allowance decreased by $9.3 million in 1998 due primarily to the utilization of net operating loss carryforwards previously reserved.

   Cash payments for income taxes, net of refunds, were $41.4 million, $43.7 million and $40.2 million for 1998, 1997 and 1996, respectively.

L. Extraordinary Items Extraordinary items represent AFC's proportionate share of gains and losses related to debt retirements by the following companies. Amounts shown are net of minority interest and income tax benefits (in thousands):

                                      1998       1997       1996
     Holding Companies:
       AFC (parent)                  ($ 77)   ($5,395)  ($ 9,672)
       APU (parent)                    (37)      (502)    (2,636)
     Subsidiaries:
       AAG                            (649)    (1,250)    (7,159)
       Other                            -         -           57
     Investee:
       Chiquita                         -         -       (8,479)

                                     ($763)   ($7,147)  ($27,889)

            AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

M. Commitments and Contingencies Loss accruals (included in other liabilities) have been recorded for various environmental and occupational injury and disease claims and other contingencies arising out of the railroad operations disposed of by American Premier's predecessor, Penn Central Transportation Company ("PCTC"), prior to its bankruptcy reorganization in 1978. Under purchase accounting in connection with the Mergers, any such excess liability will be charged to earnings in AFC's financial statements.

   American Premier's liability for environmental claims of $32.4 million at December 31, 1998, consists of a number of proceedings and claims seeking to impose responsibility for hazardous waste remediation costs at certain railroad sites formerly owned by PCTC and certain other sites where hazardous waste was allegedly generated by PCTC's railroad related operations. It is difficult to estimate remediation costs for a number of reasons, including the number and financial resources of other potentially responsible parties, the range of costs for remediation alternatives, changing technology and the time period over which these matters develop. American Premier's liability is based on information currently available and is subject to change as additional information becomes available.

   American Premier's liability for occupational injury and disease claims of $48.1 million at December 31, 1998, includes pending and expected claims by former employees of PCTC for injury or disease allegedly caused by exposure to excessive noise, asbestos or other substances in the workplace. Anticipated recoveries of $29.5 million on these liabilities are included in other assets. Recorded amounts are based on the accumulation of estimates of reported and unreported claims and related expenses and estimates of probable recoveries from insurance carriers.

   AFC has accrued approximately $10.6 million at December 31, 1998, for environmental costs and certain other matters associated with the sales of former operations.

   In management's opinion, the outcome of the items discussed under "Uncertainties" in Management's Discussion and Analysis and the above claims and contingencies will not, individually or in the aggregate, have a material adverse effect on AFC's financial condition or results of operations.

            AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

N. Quarterly Operating Results (Unaudited) The operations of certain of AFC's business segments are seasonal in nature. While insurance premiums are recognized on a relatively level basis, claim losses related to adverse weather (snow, hail, hurricanes, tornadoes, etc.) may be seasonal. Historically, Chiquita's operations are significantly stronger in the first and second quarters than in the third and fourth quarters. Quarterly results necessarily rely heavily on estimates. These estimates and certain other factors, such as the nature of investees' operations and discretionary sales of assets, cause the quarterly results not to be necessarily indicative of results for longer periods of time. The following are quarterly results of consolidated operations for the two years ended December 31, 1998 (in millions).

                                   1st       2nd       3rd      4th      Total
                               Quarter   Quarter   Quarter  Quarter       Year
             1998
     Revenues                 $1,016.7  $1,038.1  $1,032.4   $971.6   $4,058.8
     Earnings (loss) before
       extraordinary items        66.4      39.6      58.0    (34.6)     129.4
     Extraordinary items           (.7)      (.1)       -        -         (.8)
     Net earnings (loss)          65.7      39.5      58.0    (34.6)     128.6


             1997
     Revenues                   $945.6    $987.5  $1,034.7 $1,085.1   $4,052.9
     Earnings before
       extraordinary items        62.0      60.7      34.9     50.9      208.5
     Extraordinary items           (.1)       -       (6.9)     (.1)      (7.1)
     Net earnings                 61.9      60.7      28.0     50.8      201.4

   In the second quarter of 1998, AFC recorded approximately
   $41 million of losses due to severe storms in the midwestern part of the country. In the fourth quarter of 1998, AFC increased A&E reserves by recording a non-cash, pretax charge of $214 million. In the fourth quarter of 1997, AFC increased California workers' compensation reserves by approximately $25 million due to increased claims severity related to business written in 1996 and 1997. The fourth quarter of 1997 also includes income of $46.3 million (included in "other income") from the sale of development rights in New York City.

   AFC has realized substantial gains on sales of subsidiaries and investees in recent years. See Note B for a more detailed description of these and other transactions. Sales of subsidiaries also includes pretax charges of $10.5 million and $5.0 million in the third and fourth quarters of 1998, respectively, and $17.0 million in the fourth quarter of 1997 relating to operations expected to be disposed of. Realized gains on sales of securities, affiliates and other investments amounted to (in millions):

                              1st      2nd      3rd      4th      Total
                          Quarter  Quarter  Quarter  Quarter       Year
       1998                 $22.0     $8.9    $25.4   $123.4     $179.7
       1997                   2.5      4.2     29.7     54.6       91.0

            AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

O. Insurance Securities owned by insurance subsidiaries having a carrying value of approximately $900 million at December 31, 1998, were on deposit as required by regulatory authorities.

   Insurance Reserves The liability for losses and loss adjustment expenses for certain long-term scheduled payments under workers' compensation, auto liability and other liability insurance has been discounted at rates ranging from 3.5% to 8%. As a result, the total liability for losses and loss adjustment expenses at December 31, 1998, has been reduced by $41 million.

   The following table provides an analysis of changes in the liability for losses and loss adjustment expenses, net of reinsurance (and grossed up), over the past three years on a GAAP basis (in millions):

                                             1998      1997      1996

    Balance at beginning of period         $3,489    $3,404    $3,393

    Provision for losses and LAE
      occurring in the current year         2,059     2,045     2,179
    Net increase (decrease) in provision
       for claims of prior years              156        31       (48)
                                            2,215     2,076     2,131
    Payments for losses and LAE of:
      Current year                           (885)     (840)     (999)
      Prior years                          (1,110)   (1,151)   (1,121)
                                           (1,995)   (1,991)   (2,120)

    Reserves transferred to Ohio Casualty    (481)      -        -
    Reclassification of allowance for
      uncollectable reinsurance                77       -         -

    Balance at end of period               $3,305    $3,489    $3,404

    Add back reinsurance recoverables,
      net of allowable in 1998              1,468       736       720

    Gross unpaid losses and LAE
      included in the Balance Sheet        $4,773    $4,225    $4,124

   Reinsurance Recoverable Balance sheet amounts for reinsurance recoverable and prepaid reinsurance premiums at December 31, 1998, include amounts recoverable related to (i) the transfer of the Commercial lines business to Ohio Casualty under a reinsurance contract ($644 million), (ii) additional A&E reserves recorded ($121 million) and (iii) the ceding of 30% of California workers' compensation business ($38 million).

   Net Investment Income The following table shows (in millions) investment income earned and investment expenses incurred by AFC's insurance companies.

                                             1998      1997      1996
   Insurance group investment income:
     Fixed maturities                      $849.6    $830.6    $817.8
     Equity securities                        9.1       6.4       8.2
     Other                                   12.1      10.6      13.5
                                            870.8     847.6     839.5
   Insurance group investment expenses (*)  (42.6)    (37.3)    (38.5)
                                           $828.2    $810.3    $801.0

     (*)Included primarily in "Other operating and general expenses" in the Statement of Earnings.

            AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

   Statutory Information  AFC's insurance subsidiaries are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Net earnings and policyholders' surplus on a statutory basis for the insurance subsidiaries were as follows (in millions):
                                                           Policyholders'
                                          Net Earnings        Surplus
                                      1998  1997  1996      1998    1997

   Property and casualty companies    $261  $159  $276    $1,840  $1,916
   Life insurance companies             41    74    67       365     324

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

                                             1998      1997      1996

       Reinsurance ceded                     $788      $614      $518
       Reinsurance assumed - including
         involuntary pools and associations    37        89        58
       Reinsurance recoveries                 651       296       306

P. Additional Information Total rental expense for various leases of office space, data processing equipment and railroad rolling stock was $41 million, $36 million and $34 million for 1998, 1997 and 1996, respectively. Sublease rental income related to these leases totaled $5.4 million in 1998, $5.4 million in 1997 and $6.1 million in 1996.

   Future minimum rentals, related principally to office space and railroad rolling stock, required under operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 1998, were as follows: 1999 - $40 million; 2000 - $35 million; 2001 - $31 million; 2002 - $25 million;
   2003 - $19 million; and $19 million thereafter.  At
   December 31, 1998, minimum sublease rentals to be received through the expiration of the leases aggregated $9 million.

   Other operating and general expenses included charges for possible losses on agents' balances, reinsurance recoverables, other receivables and other assets in the following amounts: 1998 - $14.0 million; 1997 - $7.6 million; and 1996 - $0. The aggregate allowance for such losses amounted to approximately $149 million and $131 million at December 31, 1998 and 1997, respectively.

            AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

   Fair Value of Financial Instruments The following table presents (in millions) the carrying value and estimated fair value of AFC's financial instruments at December 31.

                                        1998                 1997
                                Carrying     Fair    Carrying     Fair
                                   Value    Value       Value    Value
     Assets:
     Fixed maturities            $10,323  $10,323     $10,860  $10,951
     Other stocks                    430      430         446      446
     Investment in investee
       corporation                   192      229         201      391

     Liabilities:
     Annuity benefits
       accumulated              $ 5,450   $ 5,307     $ 5,528  $ 5,319
     Long-term debt:
       Holding companies            315       326         287      301
       Subsidiaries                 177       176         194      195
     Trust preferred securities     225       231         225      230

     AFC Preferred Stock             72        80          72       74


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

   Financial Instruments with Off-Balance-Sheet Risk On occasion, AFC and its subsidiaries have entered into financial instrument transactions which may present off-balance-sheet risks of both a credit and market risk nature. These transactions include commitments to fund loans, loan guarantees and commitments to purchase and sell securities or loans. At December 31, 1998, AFC and its subsidiaries had commitments to fund credit facilities and contribute limited partnership capital totaling up to $80 million.

   Restrictions on Transfer of Funds and Assets of Subsidiaries Payments of dividends, loans and advances by AFC's subsidiaries are subject to various state laws, federal regulations and debt covenants which limit the amount of dividends, loans and advances that can be paid. Under applicable restrictions, the maximum amount of dividends available to AFC in 1999 from its insurance subsidiaries without seeking regulatory clearance is approximately $281 million. Total "restrictions" on intercompany transfers from AFC's subsidiaries cannot be quantified due to the discretionary nature of the restrictions.

   Benefit Plans  AFC expensed approximately $22 million in 1998,
   $21 million in 1997 and $17 million in 1996 for contributions to its retirement and employee savings plans.

   Transactions With Affiliates In December 1997, AFC recognized a gain of $32.5 million on the sale of development rights to AFG at their appraised value.

   AAG has a line of credit with a company owned in part by AFC
   Holding and a brother of AFC's Chairman. Under the agreement, this company may borrow up to $8 million at 13% with interest deferred and added to principal. At December 31, 1998, $6.1 million was due under the credit line.

            AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

   In a 1997 transaction, AAG purchased for $4.9 million a minority ownership position in a company engaged in the production of ethanol and AFC's Chairman purchased the remaining ownership. During 1998, this company borrowed $4.0 million from AAG under a subordinated note bearing interest at 14% and paid a $6.3 million capital distribution, including $3.1 million to AAG. AAG's equity investment in this company at December 31, 1998 was $1.8 million. In addition, AAG and Great American have each extended a $5 million line of credit to this company; no amounts have been borrowed under the credit lines.

Q. Subsequent Event (Unaudited) In January 1999, AFC agreed to acquire Worldwide Insurance Company (formerly Providian Auto and Home Insurance Company) from AEGON Insurance Group for approximately $160 million. Worldwide is a provider of direct response private passenger automobile insurance and generated net written premiums in 1998 of approximately $121 million. Completion of the transaction is expected to occur in the first half of 1999.

                                PART IV

                                ITEM 14

       Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)  Documents filed as part of this Report:
      1.  Financial Statements are included in Part II, Item 8.

      2.  Financial Statement Schedules:
           A. Selected Quarterly Financial Data is included in Note N to the Consolidated Financial Statements.

           B.  Schedules filed herewith for 1998, 1997 and 1996:
                                                                     Page
              I - Condensed Financial Information of Registrant       S-2

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

      3.  Exhibits - see Exhibit Index on page E-1.

(b)  Reports on Form 8-K:     None

             AMERICAN FINANCIAL CORPORATION - PARENT ONLY
      SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            (In Thousands)



                        Condensed Balance Sheet

                                                        December 31,
                                                      1998         1997
Assets:
 Cash and short-term investments                $    4,767   $   10,793
 Investment in securities                            3,129          908
 Receivables from affiliates                        72,772      577,661
 Investment in subsidiaries                      2,769,112    1,960,328
 Investment in investee corporation                 22,364       22,680
 Other assets                                        8,623        9,550

                                                $2,880,767   $2,581,920
Liabilities and Shareholders' Equity:
 Accounts payable, accrued expenses and other
   liabilities                                  $  122,564   $   95,513
 Payables to affiliates                          1,060,469    1,004,865
 Long-term debt                                    167,078       88,059
 Shareholders' equity                            1,530,656    1,393,483

                                                $2,880,767   $2,581,920

                    Condensed Statement of Earnings

                                                 Year Ended December 31,
                                                  1998       1997       1996
Income:
 Dividends from:
    Subsidiaries                             $  50,061  $   1,247   $861,178
    Investees                                      177        177        177
                                                50,238      1,424    861,355
 Equity in undistributed earnings of
    subsidiaries and investees                 237,599    358,816   (470,879)
 Realized gains (losses) on sales of:
    Securities                                      11     (2,618)       963
    Investees                                      347        421     33,950
    Subsidiaries                                  -           731       -
 Investment and other income                    10,978     55,404     46,980
                                               299,173    414,178    472,369

Costs and Expenses:
 Interest charges on intercompany borrowings    36,479     28,772     81,623
 Interest charges on other borrowings           14,542     15,250     21,796
 Other operating and general expenses           37,331     36,392     29,407
                                                88,352     80,414    132,826

Earnings before income taxes and
 extraordinary items                           210,821    333,764    339,543
Provision for income taxes                      81,418    125,227     89,658

Earnings before extraordinary items            129,403    208,537    249,885

Extraordinary items - loss on prepayment
 of debt                                          (763)    (7,147)   (27,889)

Net Earnings                                  $128,640   $201,390   $221,996

             AMERICAN FINANCIAL CORPORATION - PARENT ONLY
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED
                            (In Thousands)



                   Condensed Statement of Cash Flows



                                                Year Ended December 31,
                                                  1998      1997      1996
Operating Activities:
 Net earnings                                 $128,640  $201,390  $221,996
 Adjustments:
   Extraordinary items                             763     7,147    27,889
   Equity in earnings of subsidiaries         (180,328) (224,949) (291,270)
   Equity in net losses of investees               486       212       379
   Depreciation and amortization                   647     1,086       505
   Realized losses (gains) on sales
     of subsidiaries and investments              (358)    2,262   (34,913)
   Change in receivables from and payables
     to affiliates                              (8,155)   69,603   (10,497)
   Increase in payables                         15,596    57,017    12,790
   Dividends from subsidiaries and investees    21,359     1,424   105,485
   Other                                           939       841     7,522
                                               (20,411)  116,033    39,886

Investing Activities:
 Purchases of subsidiaries and other
   investments                                    -     (122,969)  (43,491)
 Sales of subsidiaries and other investments      -      143,728   104,967
 Other, net                                       (172)      250       265
                                                  (172)   21,009    61,741

Financing Activities:
 Additional long-term borrowings               112,488       150        75
 Reductions of long-term debt                  (79,418)  (94,049) (177,899)
 Borrowings from affiliates                     46,213   315,000   407,500
 Repayments of borrowings from affiliates      (77,621) (153,500) (263,564)
 Issuances of Preferred Stock                     -         -       16,800
 Repurchases of Preferred Stock                   -     (243,939)  (36,912)
 Capital contributions from parent              18,667    18,667    18,666
 Cash dividends paid                            (5,772)  (15,071)  (24,898)
                                                14,557  (172,742)  (60,232)

Net Increase (Decrease) in Cash and
 Short-term Investments                         (6,026)  (35,700)   41,395

Cash and short-term investments at
 beginning of period                            10,793    46,493     5,098

Cash and short-term investments at end
 of period                                    $  4,767  $ 10,793  $ 46,493

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                SCHEDULE V - SUPPLEMENTAL INFORMATION CONCERNING
                     PROPERTY-CASUALTY INSURANCE OPERATIONS
                       THREE YEARS ENDED DECEMBER 31, 1998
                                  (IN MILLIONS)


 COLUMN A      COLUMN B      COLUMN C        COLUMN D      COLUMN E    COLUMN F
                                (a)
                             RESERVES FOR
               DEFERRED      UNPAID CLAIMS     (b)
 AFFILIATION   POLICY        AND CLAIMS      DISCOUNT         (c)
    WITH       ACQUISITION   ADJUSTMENT      DEDUCTED IN   UNEARNED    EARNED
 REGISTRANT    COSTS         EXPENSES        COLUMN C      PREMIUMS    PREMIUMS


 CONSOLIDATED PROPERTY-CASUALTY ENTITIES

 1998            $217          $4,773           $41          $1,233     $2,699

 1997            $260          $4,225           $60          $1,329     $2,824

 1996                                                                   $2,845


              COLUMN G    COLUMN H           COLUMN I      COLUMN J    COLUMN K
                          CLAIMS AND CLAIM
                          AMORTIZATION
                          EXPENSES INCURRED  AMORTIZATION  PAID
                          RELATED TO         OF DEFERRED   CLAIMS
              NET                              POLICY      AND CLAIM
              INVESTMENT  CURRENT   PRIOR    ACQUISITION   ADJUSTMENT  PREMIUMS
              INCOME      YEARS     YEARS    COSTS         EXPENSES    WRITTEN

 CONSOLIDATED PROPERTY-CASUALTY ENTITIES

 1998           $324      $2,059    $156        $589        $1,995     $2,609(d)

 1997           $316      $2,045     $31        $620        $1,991     $2,858

 1996           $335      $2,179    ($48)       $628        $2,120     $2,788


 (a) Grossed up for reinsurance recoverables of $1,468 and $736 at December 31, 1998 and 1997, respectively.
 (b)  Discounted at rates ranging from 3.5% to 8%.
 (c) Grossed up for prepaid reinsurance premiums of $314 and $189 at December 31, 1998 and 1997, respectively.
 (d) Before a reduction of $138 million for unearned premium transfer related to the sale of the Commercial lines division.

                               Signatures


    Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, American Financial Corporation has duly caused this Report to be signed on its behalf by the undersigned, duly authorized.


                                     American Financial Corporation


Signed: March 29, 1999               BY:s/CARL H. LINDNER
                                          Carl H. Lindner
                                          Chairman of the Board and
                                            Chief Executive Officer






    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


      Signature                    Capacity                  Date


s/CARL H. LINDNER             Chairman of the Board     March 29, 1999
  Carl H. Lindner               of Directors


s/THEODORE H. EMMERICH        Director*                 March 29, 1999
  Theodore H. Emmerich


s/JAMES E. EVANS              Director                  March 29, 1999
  James E. Evans


s/S. CRAIG LINDNER            Director                  March 29, 1999
  S. Craig Lindner


s/WILLIAM R. MARTIN           Director*                 March 29, 1999
  William R. Martin


s/FRED J. RUNK                Senior Vice President and March 29, 1999
  Fred J. Runk                  Treasurer (principal
                                financial and accounting
                                officer)



*  Member of the Audit Committee

                           INDEX TO EXHIBITS

                    AMERICAN FINANCIAL CORPORATION


Number          Exhibit Description

  3(a)     Amended Articles of
           Incorporation, filed as Exhibit 3(a)
           to AFC's Form 10-K for 1997.                        (*)

  3(b)     Amended Code of Regulations, filed as
           Exhibit 3(b) to AFC's Form 10-K
           for 1997.                                           (*)

  4        Instruments defining the rights of        The rights of holders of
           of security holders.                      Registrant's Preferred
                                                     Stock are defined in the
                                                     Articles of Incorporation.
                                                     Registrant has no
                                                     outstanding debt issues
                                                     exceeding 10% of the
                                                     assets of Registrant and
                                                     consolidated subsidiaries.

           Management Contracts:
 10(a)       Nonqualified Auxiliary RASP, as amended.         _____

 10(b)       1998 Bonus Plan.                                 _____

 12        Computation of ratios of earnings
           to fixed charges.                                  _____

 21        Subsidiaries of the Registrant.                    _____

 27        Financial data schedule.                            (**)




 (*)  Incorporated herein by reference.
 (**) Copy included in Report filed electronically with the Securities and Exchange Commission.