Form 10-Q
period 1999-03-31
AMERICAN FINANCIAL CORP
filed 1999-05-14
CIK 5016

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934


For the Quarterly Period Ended                      Commission File
March 31, 1999                                      No. 1-7361



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


   As of May 1, 1999, there were 10,593,000 shares of the Registrant's Common Stock outstanding, all of which were owned by American Financial Group, Inc.

                     AMERICAN FINANCIAL CORPORATION 10-Q
                                   PART I
                            FINANCIAL INFORMATION

               AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                           (Dollars In Thousands)

                                                      March 31,  December 31,
                                                          1999          1998
Assets:
 Cash and short-term investments                   $   343,232   $   289,944
 Investments:
   Fixed maturities - at market
     (amortized cost - $9,987,367 and $9,920,407)   10,248,767    10,323,407
   Other stocks - at market
     (cost - $214,321 and $207,345)                    442,521       430,345
   Investment in investee corporation                  207,255       192,138
   Policy loans                                        219,341       220,496
   Real estate and other investments                   250,969       268,171
       Total investments                            11,368,853    11,434,557

 Recoverables from reinsurers and prepaid
   reinsurance premiums                              1,854,355     1,973,895
 Agents' balances and premiums receivable              596,952       618,198
 Deferred acquisition costs                            489,682       464,047
 Other receivables                                     274,406       318,154
 Assets held in separate accounts                      162,252       120,049
 Prepaid expenses, deferred charges and other assets   332,275       343,554
 Cost in excess of net assets acquired                 282,394       285,469

                                                   $15,704,401   $15,847,867

Liabilities and Capital:
 Unpaid losses and loss adjustment expenses        $ 4,684,377   $ 4,773,377
 Unearned premiums                                   1,084,399     1,232,848
 Annuity benefits accumulated                        5,482,277     5,449,633
 Life, accident and health reserves                    350,814       341,595
 Payable to American Financial Group, Inc.             212,309       270,500
 Other Long-term debt:
   Holding companies                                   365,384       315,536
   Subsidiaries                                        195,497       176,896
 Liabilities related to separate accounts              162,252       120,049
 Accounts payable, accrued expenses and other
   liabilities                                       1,136,402     1,112,442
       Total liabilities                            13,673,711    13,792,876

 Minority interest                                     512,251       524,335

 Shareholders' Equity:
   Preferred Stock (liquidation value $72,154)          72,154        72,154
   Common Stock, no par value
     - 20,000,000 shares authorized
     - 10,593,000 shares outstanding                     9,625         9,625
   Capital surplus                                     948,142       943,359
   Retained earnings                                   211,618       157,218
   Net unrealized gain on marketable securities,
     net of deferred income taxes                      276,900       348,300
       Total shareholders' equity                    1,518,439     1,530,656

                                                   $15,704,401   $15,847,867

                     AMERICAN FINANCIAL CORPORATION 10-Q

               AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF EARNINGS
                    (In Thousands, Except Per Share Data)


                                                      Three months ended
                                                             March 31,
                                                        1999         1998
Income:
  Property and casualty insurance premiums          $537,466   $  676,172
  Life, accident and health premiums                  25,588       46,816
  Investment income                                  205,460      220,231
  Equity in net earnings of investee                  16,317       13,918
  Realized gains on sales of:
    Securities                                         4,449        7,446
    Investee                                            -           7,704
    Other investments                                   -           6,843
  Other income                                        27,805       37,533
                                                     817,085    1,016,663

Costs and Expenses:
  Property and casualty insurance:
    Losses and loss adjustment expenses              365,829      499,825
    Commissions and other underwriting expenses      168,221      193,605
  Annuity benefits                                    64,941       71,110
  Life, accident and health benefits                  18,879       38,106
  Interest charges on borrowed money                  16,847       17,031
  Minority interest expense                           13,619       12,141
  Other operating and general expenses                76,227       76,699
                                                     724,563      908,517

Earnings before income taxes, extraordinary items
  and cumulative effect of accounting change          92,522      108,146
Provision for income taxes                            34,268       41,736

Earnings before extraordinary items and cumulative
  effect of accounting change                         58,254       66,410

Extraordinary items - loss on prepayment of debt        -            (685)
Cumulative effect of accounting change                (3,854)         -

Net Earnings                                        $ 54,400   $   65,725

                     AMERICAN FINANCIAL CORPORATION 10-Q

               AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                           (Dollars in Thousands)

                                              Common Stock              Unrealized
                                   Preferred   and Capital   Retained      Gain on    Comprehensive
                                       Stock       Surplus   Earnings   Securities    Income (Loss)
Balance at January 1, 1999           $72,154      $952,984   $157,218     $348,300

 Net earnings                           -             -        54,400         -             $54,400
 Capital contribution from parent       -            3,067       -            -                -
 Change in unrealized                   -             -          -         (71,400)         (71,400)
 Other                                  -            1,716       -            -                -

Balance at March 31, 1999            $72,154      $957,767   $211,618     $276,900         ($17,000)






Balance at January 1, 1998           $72,154      $945,779    $34,350     $341,200

 Net earnings                           -             -        65,725         -             $65,725
 Capital contribution from parent       -            4,177       -            -                -
 Change in unrealized                   -             -          -           8,300            8,300
 Other                                  -               95       -            -                -

Balance at March 31, 1998            $72,154      $950,051   $100,075     $349,500          $74,025

                     AMERICAN FINANCIAL CORPORATION 10-Q

               AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In Thousands)

                                                          Three months ended
                                                                March 31,
                                                             1999       1998
Operating Activities:
  Net earnings                                           $ 54,400   $ 65,725
  Adjustments:
   Extraordinary items                                       -           685
   Cumulative effect of accounting change                   3,854       -
   Depreciation and amortization                           21,947     24,582
   Annuity benefits                                        64,941     71,110
   Equity in net earnings of investee                     (16,317)   (13,918)
   Realized gains on investing activities                  (7,247)   (35,299)
   Deferred annuity and life policy acquisition costs     (28,236)   (24,263)
   Decrease (increase) in reinsurance and other
     receivables                                          179,424    (34,832)
   Decrease (increase) in other assets                    (10,838)    67,689
   Increase (decrease) in insurance claims and reserves  (133,449)    41,375
   Increase (decrease) in other liabilities                25,935     (5,942)
   Increase in minority interest                            4,634      5,144
   Dividends from investee                                  1,200      1,200
   Other, net                                              (3,030)    (6,140)
                                                          157,218    157,116
Investing Activities:
  Purchases of and additional investments in:
   Fixed maturity investments                            (535,513)  (631,793)
   Equity securities                                      (19,183)   (19,297)
   Subsidiaries                                           (26,636)   (31,000)
   Real estate, property and equipment                    (18,541)   (16,621)
  Maturities and redemptions of fixed maturity
   investments                                            340,961    284,517
  Sales of:
   Fixed maturity investments                             180,604    206,843
   Equity securities                                       15,763      2,781
   Real estate, property and equipment                      2,990     30,043
  Cash and short-term investments of acquired
   subsidiaries, net                                       11,740     21,678
  Decrease in other investments                            21,563      1,281
                                                          (26,252)  (151,568)

Financing Activities:
  Fixed annuity receipts                                  107,487    107,832
  Annuity surrenders, benefits and withdrawals           (191,124)  (164,034)
  Additional long-term borrowings                          69,150     50,248
  Reductions of long-term debt                               (549)   (32,185)
  Borrowings from AFG                                       3,000       -
  Repayments of borrowings from AFG                       (64,800)       -
  Capital contribution                                      4,667      4,667
  Repurchases of trust preferred securities                (5,509)       -
                                                          (77,678)   (33,472)

Net Increase (Decrease) in Cash and
  Short-term Investments                                   53,288    (27,924)

Cash and short-term investments at beginning
  of period                                               289,944    231,227

Cash and short-term investments at end of period         $343,232   $203,303

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

   Investments All fixed maturity securities are "available for sale" and reported at fair value with unrealized gains and losses reported as a separate component of shareholders' equity. Short-term investments are carried at cost; loans receivable are carried primarily at the aggregate unpaid balance. Premiums and discounts on mortgage-backed securities are amortized over their expected average lives using the interest method.

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

      Reinsurance In the normal course of business, AFC's insurance subsidiaries cede reinsurance to other companies to diversify risk and limit maximum loss arising from large claims. To the extent that any reinsuring companies are unable to meet obligations under the agreements covering reinsurance ceded, AFC's insurance subsidiaries would remain liable. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability

                     AMERICAN FINANCIAL CORPORATION 10-Q
   associated with the reinsured policies. AFC's insurance subsidiaries report as assets (a) the estimated reinsurance recoverable on unpaid losses, including an estimate for losses incurred but not reported, and
   (b) amounts paid to reinsurers applicable to the unexpired terms of policies in force. AFC's insurance subsidiaries also assume reinsurance from other companies. Income on reinsurance assumed is recognized based on reports received from ceding reinsurers.

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

      Assets Held In and Liabilities Related to Separate Accounts Separate account assets and related liabilities represent variable annuity deposits.

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

                     AMERICAN FINANCIAL CORPORATION 10-Q

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

   Minority Interest For balance sheet purposes, minority interest represents (i) the interests of noncontrolling shareholders in AFC subsidiaries, including preferred securities issued by trust subsidiaries of American Annuity Group, Inc. ("AAG"), and (ii) the American Financial Group, Inc. ("AFG") direct ownership interest in American Premier Underwriters, Inc. ("American Premier" or "APU") and American Financial Enterprises, Inc. For income statement purposes, minority interest expense represents those shareholders' interest in the earnings of AFC subsidiaries as well as accrued distributions on the trust preferred securities.

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

   Benefit Plans AFC provides retirement benefits to qualified employees of participating companies through contributory and noncontributory defined contribution plans contained in AFC's Retirement and Savings Plan. Under the retirement portion of the plan, company contributions (approximately 6% of covered compensation in 1998) are invested primarily in securities of AFC and affiliates. Under the savings portion of the plan, AFC matches a specific portion of employee contributions. Contributions to benefit plans are charged against earnings in the year for which they are declared.

   AFC and many of its subsidiaries provide health care and life insurance benefits to eligible retirees. AFC also provides postemployment benefits to former or inactive employees (primarily those on disability) who were not deemed retired under other company plans. The projected future cost of providing these benefits is expensed over the period the employees earn such benefits.

   Start-up Costs Prior to 1999, AAG, an 83%-owned subsidiary, deferred certain costs associated with introducing new products and distribution channels and amortized them on a straight-line basis over 5 years. In 1999, AAG implemented Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." The SOP requires that (i) costs of start-up activities be expensed as incurred and (ii) unamortized balances of previously deferred costs be expensed and reported as the cumulative effect of a change in accounting principle. Accordingly, AFC expensed previously capitalized start-up costs of $3.8 million (net of minority interest and taxes), effective January 1, 1999.

                     AMERICAN FINANCIAL CORPORATION 10-Q

   Derivatives The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," during the second quarter of 1998. AFC must implement SFAS No. 133 no later than January 1, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments that are embedded in other contracts, and for hedging activities. SFAS No. 133 requires the recognition of all derivatives (both assets and liabilities) in the balance sheet at fair value. Changes in fair value of derivative instruments are included in current income or as a component of comprehensive income (outside current income) depending on the type of derivative. Implementation of SFAS No. 133 is not expected to have a material effect on AFC's financial position or results of operations.

   Comprehensive Income Comprehensive income represents the total of net earnings plus other comprehensive income. For AFC, other comprehensive income represents the change in net unrealized gain on marketable securities net of deferred taxes.

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

                     AMERICAN FINANCIAL CORPORATION 10-Q

B. Segments of Operations Having sold substantially all of its Commercial lines division in December 1998, AFC's property and casualty group is engaged primarily in private passenger automobile and specialty insurance businesses. The Personal group consists of the nonstandard auto group along with the preferred/standard private passenger auto and other personal insurance business. The Specialty group includes a highly diversified group of specialty business units. AFC's annuity and life business markets primarily retirement products as well as life and supplemental health insurance. In addition, AFC has owned significant portions of the voting equity securities of Chiquita Brands International, Inc. (an investee corporation - see Note C).

   The following table (in thousands) shows AFC's revenues and operating profit (loss) by significant business segment. Operating profit (loss) represents total revenues less operating expenses.

                                                Three months ended March 31,
                                                         1999          1998
      Revenues (a)
      Property and casualty insurance:
        Premiums earned:
          Personal                                 $  285,817    $  327,972
          Specialty                                   250,588       336,909
          Other lines (primarily discontinued)          1,061        11,291
                                                      537,466       676,172
        Investment and other income                   102,268       132,301
                                                      639,734       808,473
      Annuities and life (b)                          154,016       188,557
      Other                                             7,018         5,715
                                                      800,768     1,002,745
      Equity in net earnings of investee               16,317        13,918

                                                   $  817,085    $1,016,663
      Operating Profit (Loss)
      Property and casualty insurance:
        Underwriting:
          Personal                                 $    4,480    $   11,974
          Specialty                                       349        (9,313)
          Other lines (primarily discontinued)         (1,413)      (19,919)
                                                        3,416       (17,258)
        Investment and other income                    64,528       102,510
                                                       67,944        85,252
      Annuities and life                               26,760        32,054
      Other (c)                                       (18,499)      (23,078)
                                                       76,205        94,228
      Equity in net earnings of investee               16,317        13,918

                                                   $   92,522    $  108,146

      (a) Revenues include sales of products and services as well as other income earned by the respective segments.
      (b) Represents primarily investment income.
      (c) Includes holding company expenses.

                     AMERICAN FINANCIAL CORPORATION 10-Q

C. Investment in Investee Corporation Investment in investee corporation reflects AFC's ownership of 24 million shares (37%) of Chiquita common stock. The market value of this investment was $244 million and $229 million at March 31, 1999 and December 31, 1998, respectively. Chiquita is a leading international marketer, producer and distributor of quality fresh fruits and vegetables and processed foods. Summarized financial information for Chiquita follows (in millions):

                                        Three months ended March 31,
                                                   1999        1998
      Net Sales                                    $693        $717
      Operating Income                               77          70
      Net Income                                     49          41

D. Payable to American Financial Group In December 1997, AFC entered into a ten-year reciprocal Master Credit Agreement among AFG and several of AFG's subsidiary holding companies, including APU and AFC's direct parent, AFC Holding Company, under which funds are made available to each other at one percent over LIBOR.

E. Other Long-Term Debt The carrying value of other long-term debt consisted of the following (in thousands):

                                                      March 31, December 31,
                                                          1999         1998
      Holding Companies:
       AFC notes payable under bank line              $130,000     $ 80,000
       AFC 9-3/4% Debentures due April 2004             78,575       78,560
       APU 9-3/4% Subordinated Notes due August 1999    89,258       89,467
       APU 10-5/8% Subordinated Notes due April 2000    41,350       41,518
       APU 10-7/8% Subordinated Notes due May 2011      17,457       17,473
       Other                                             8,744        8,518

                                                      $365,384     $315,536
      Subsidiaries:
       AAG 6-7/8% Senior Notes due June 2008          $100,000     $100,000
       AAG notes payable under bank line                46,000       27,000
       Notes payable secured by real estate             37,457       37,602
       Other                                            12,040       12,294

                                                      $195,497     $176,896

   In April 1999, AFG issued $350 million principal amount of 7-1/8% senior debentures due 2009. The net proceeds from this offering will be used to retire (in May) the AFC 9-3/4% debentures due 2004 and to retire (at maturity) the APU subordinated notes due in 1999 and 2000. The remainder of the proceeds were used to reduce AFC's revolving bank line of credit.

   At March 31, 1999, sinking fund and other scheduled principal payments on debt for the balance of 1999 and the subsequent five years, adjusted to reflect the planned debt retirements, were as follows (in thousands):

                  Holding
                Companies   Subsidiaries        Total
      1999         $ -           $ 1,568      $ 1,568
      2000           -             8,685        8,685
      2001           -             1,383        1,383
      2002          5,823          1,267        7,090
      2003           -            47,294       47,294
      2004           -            14,241       14,241

                     AMERICAN FINANCIAL CORPORATION 10-Q

   Debentures purchased in excess of scheduled payments may be applied to satisfy any sinking fund requirement. The scheduled principal payments shown above assume that debentures previously purchased are applied to the earliest scheduled retirements.

   AFC and AAG each have an unsecured credit agreement with a group of banks under which they can borrow up to $300 million and $200 million, respectively. Borrowings bear interest at floating rates based on prime or Eurodollar rates. Loans mature December 2002 under the AFC credit agreement and from 2000 to 2003 under the AAG credit agreement.

F. Minority Interest Minority interest in AFC's balance sheet is comprised of the following (in thousands):

                                                March 31,  December 31,
                                                    1999          1998
      Interest of AFG (parent) and
        noncontrolling shareholders
        in subsidiaries' common stock           $292,651      $299,335
      Preferred securities issued by
        subsidiary trusts                        219,600       225,000

                                                $512,251      $524,335

   Trust Issued Preferred Securities Wholly-owned subsidiary trusts of AAG have issued $225 million of preferred securities and, in turn, purchased a like amount of AAG subordinated debt which provides interest and principal payments to fund the respective trusts' obligations. The preferred securities must be redeemed upon maturity or redemption of the subordinated debt. AAG effectively provides unconditional guarantees of its trusts' obligations.

   The preferred securities consisted of the following (in thousands):

   Date of                                 March 31,  December 31,   Optional
   Issuance        Issue (Maturity Date)       1999          1998    Redemption Dates
   November 1996   AAG 9-1/4% TOPrS (2026)   74,600        75,000    On or after 11/7/2001
   March 1997      AAG 8-7/8% Pfd   (2027)   70,000        75,000    On or after 3/1/2007
   May 1997        AAG 7-1/4% ROPES (2041)   75,000        75,000    Prior to 9/28/2000 and
                                                                       after 9/28/2001

   In the first quarter of 1999, AAG retired $5.4 million of its preferred securities for $5.5 million in cash.

   Minority Interest Expense Minority interest expense is comprised of (in thousands):

                                                 Three months ended
                                                       March 31,
                                                    1999       1998
      Interest of AFG (parent) and
        noncontrolling shareholders
        in earnings of subsidiaries              $ 8,861    $ 7,383
      Accrued distributions by subsidiaries
        on trust issued preferred securities       4,758      4,758

                                                 $13,619    $12,141

                     AMERICAN FINANCIAL CORPORATION 10-Q

G. Shareholders' Equity

   Preferred Stock Under provisions of both the Nonvoting (4.0 million shares authorized) and Voting (4.0 million shares authorized) Cumulative Preferred Stock, the Board of Directors may divide the authorized stock into series and set specific terms and conditions of each series. The outstanding voting shares of AFC's Preferred Stock consisted of the following:

       Series J, no par value; $25.00 liquidation value per share; annual dividends per share $2.00; redeemable at $25.75 per share beginning December 2005 declining to $25.00 at December 2007; 2,886,161 shares (stated value $72.2 million) outstanding at March 31, 1999 and December 31, 1998.

   Unrealized Gain on Marketable Securities The change in net unrealized gain on marketable securities for the three months ended March 31 included the following (in millions):

                                                             Minority
                                            Pretax   Taxes   Interest      Net
               1999
   Unrealized holding gains (losses) on
     securities arising during the period  ($120.5)  $41.4      $ 9.8   ($69.3)
   Less reclassification adjustment for
     realized gains included in net income    (4.4)    1.6         .7     (2.1)
   Change in net unrealized gain on
     marketable securities                 ($124.9)  $43.0      $10.5   ($71.4)


               1998
   Unrealized holding gains (losses) on
     securities arising during the period   $ 14.8  ($ 5.0)      $1.0    $10.8
   Less reclassification adjustment for
     realized gains included in net income    (4.3)    1.5         .3     (2.5)
   Change in net unrealized gain on
     marketable securities                  $ 10.5  ($ 3.5)      $1.3    $ 8.3

H. Extraordinary Items Extraordinary items represent AFC's proportionate share of losses related to debt retirements by the following companies. Amounts shown are net of minority interest and income tax benefits (in thousands):

                                     Three months ended
                                       March 31, 1998
         Holding Companies:
          AFC (parent)                     ($ 22)
          APU (parent)                       (14)
         Subsidiaries:
          AAG                               (649)

                                           ($685)

                     AMERICAN FINANCIAL CORPORATION 10-Q

I. Cash Flows - Fixed Maturity Investments "Investing activities" related to fixed maturity investments in AFC's Statement of Cash Flows consisted of the following (in thousands):

                                    Available     Held to
                                    For Sale    Maturity(a)    Total
      1999
      Purchases                     $535,513    $   -       $535,513
      Maturities and redemptions     340,961        -        340,961
      Sales                          180,604        -        180,604

      1998
      Purchases                     $631,717    $     76    $631,793
      Maturities and redemptions     113,955     170,562     284,517
      Sales                          182,883      23,960(b)  206,843

      (a) At December 31, 1998, AFC reclassified all of its "held to maturity" fixed maturity securities to "available for sale."
      (b) Sold (at a gain of $.5 million) due to significant deterioration in the issuers' creditworthiness.

J. Commitments and Contingencies There have been no significant changes to the matters discussed and referred to in Note M "Commitments and Contingencies" in AFC's Annual Report on Form 10-K for 1998.

K. Subsequent Event In April 1999, AFC completed the acquisition of Worldwide Insurance Company (formerly Providian Auto and Home Insurance Company) for approximately $160 million. Worldwide is a provider of direct response private passenger automobile insurance.

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

   To address the Year 2000 issue, AFC's operations have been divided into separate systems groups. At March 31, 1999, these groups were in the process of either (i) modifying their software programs or (ii) replacing programs with new software that is Year 2000 compliant. A majority of the groups have met AFC's goal of having program modifications and new software installations substantially completed by the end of 1998, with testing continuing in and through 1999. About one-fourth of the groups are being "closely watched" because there is some degree of risk that critical dates in the project schedule may be missed. AFC's goal is to have Year 2000 testing and new installations for these groups completed during mid-1999. A few groups have experienced significant delays in meeting internal project deadlines. Plans are being modified and resources are being redirected towards these groups which are now expected to be completed during the third quarter of 1999.

   Contingency plans are being developed for certain business processes and systems deemed most critical to operations. These plans provide a documented order of actions necessary to keep the business functions operating. Such plans typically include procedures and workflow processes for developing and operating contingent databases. Contingency planning for other business processes and systems deemed critical to operations and reasonably likely not to be modified on schedule will be completed by mid-1999.

   Many of the systems being replaced were planned replacements which were accelerated due to the Year 2000 considerations. In addition, a significant portion of AFC's Year 2000 Project is being completed using internal staff. Therefore, cost estimates for the Year 2000 Project do not represent solely incremental costs.

   From the inception of the Year 2000 Project in the early 1990s through March 31, 1999, AFC estimates that it has incurred approximately
   $56 million in costs related to the Project, including capitalized costs of $13 million for new systems. During the first three months of 1999, $7 million in such costs have been expensed. AFC estimates that it will incur an additional $18 million of such costs in completing the Project, about three-fourths of which is projected to be expensed.

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

   LIQUIDITY AND CAPITAL RESOURCES

   Ratios AFC's debt to total capital ratio at the parent holding company level (excluding amounts due AFG) was approximately 19% at March 31, 1999 and 17% at December 31, 1998. Including amounts due AFG, the ratio was 28% at March 31, 1999 and December 31, 1998.

   AFC's ratio of earnings to fixed charges, excluding and including preferred dividends, (on a total enterprise basis) was 4.20 and 3.85 for the first three months of 1999 and 3.44 and 3.15 for the entire year of 1998.

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

   AFC has a revolving credit agreement with several banks under which it can borrow up to $300 million. The credit line provides ample liquidity and can be used to obtain funds for operating subsidiaries or, if necessary, for the parent companies. At March 31, 1999, there was $130 million borrowed under the credit line. This amount was repaid in May 1999.

                     AMERICAN FINANCIAL CORPORATION 10-Q

                    Management's Discussion and Analysis
        of Financial Condition and Results of Operations - Continued


   In April 1999, AFG issued $350 million principal amount of 7-1/8% senior debentures due 2009; the proceeds are to be used to retire certain AFC and APU public debt and borrowings under AFC's credit line.

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

   Investments Approximately 91% of the fixed maturities held by AFC were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at March 31, 1999. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

   AFC's equity securities are concentrated in a relatively limited number of major positions. This approach allows management to more closely monitor the companies and the industries in which they operate.

   RESULTS OF OPERATIONS

   General Pretax earnings before extraordinary items and cumulative effect of accounting change for the first quarter of 1999 were $93 million compared to $108 million for the first quarter of 1998. While results included improvements in underwriting profitability in the property and casualty operations and investee earnings, these were more than offset by reductions in investment income, realized gains and income from the sale of real estate properties.

   Property and Casualty Insurance - Underwriting AFC's property and casualty group consists of two major business groups: Personal and Specialty.

   The Personal group consists of the nonstandard auto group along with the preferred/standard private passenger auto and other personal insurance business. The nonstandard automobile insurance companies insure risks not typically accepted for standard automobile coverage because of the applicant's driving record, type of vehicle, age or other criteria.

   The Specialty group includes a highly diversified group of business lines. Some of the more significant areas are executive liability, inland and ocean marine, U.S.-based operations of Japanese companies, agricultural-related coverages, California workers' compensation, nonprofit liability, general aviation coverages, fidelity and surety bonds, and umbrella and excess coverages. Commercial lines businesses sold included certain coverages in workers' compensation, commercial multi-peril, commercial automobile, and umbrella.

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

   Net written premiums and combined ratios for AFC's property and casualty insurance subsidiaries were as follows (dollars in millions):

                                          Three months ended
                                                March 31,
                                            1999        1998
      Net Written Premiums (GAAP)
        Personal                          $276.5      $358.2
        Specialty                          248.1       329.0
        Other lines                           .2         7.7
                                          $524.8      $694.9

      Combined Ratios (GAAP)
        Personal                            98.5%       96.3%
        Specialty                           99.8       102.8
        Aggregate (including other lines)   99.4       102.6

      Personal The Personal group's net written premiums for the first three months of 1999 were substantially equivalent to the fourth quarter of 1998, but $81.7 million (23%) lower than the first quarter of 1998.
   The decline is due primarily to stronger price competition in the personal automobile market over the last twelve months.

      Specialty For the first three months of 1999, net written premiums for the Specialty group were $80.9 million (25%) below that of the comparable 1998 period due primarily to the sale of the Commercial lines division in December 1998 and the effect on California workers' compensation premiums of a reinsurance agreement implemented during the third quarter of 1998. Excluding these items, the net written premiums increased 2% during the first quarter of 1999.

   A deferred gain of $103 million on the Commercial lines business ceded to Ohio Casualty in December 1998 is being recognized over the estimated settlement period (weighted average 4.25 years) of the claims ceded. The Specialty group's underwriting results for the first quarter of 1999 include $6.7 million in earnings recognized on the ceded business. Underwriting results for the first quarter of 1999 also benefited from improved underwriting margins in the California workers' compensation business and the absence of underwriting losses included in the 1998 period attributable to the commercial lines sold.

                     AMERICAN FINANCIAL CORPORATION 10-Q

                    Management's Discussion and Analysis
        of Financial Condition and Results of Operations - Continued


   Life, Accident and Health Premiums and Benefits The decrease in life, accident and health premiums and benefits reflects primarily the sale of AAG's Funeral Services division in September 1998.

   Investment Income  Investment income decreased approximately
   $14.8 million (7%) in the first three months of 1999 compared to 1998 due primarily to the transfer of investment assets in connection with the sales of the Commercial lines division and Funeral Services division in 1998.

   Investee Corporation Equity in net earnings of investee corporation represents AFC's proportionate share of Chiquita's earnings. Chiquita reported net income for the first three months of 1999 of $48.7 million compared to $41.1 million for the same period in 1998.

   Realized Gains Realized capital gains have been an important part of the return on investments in marketable securities. Individual securities are sold creating gains and losses as market opportunities exist.

   Gain on Sale of Investee Chiquita's public issuance of shares of its common stock in the first quarter of 1998 resulted in a pretax gain to AFC of $7.7 million.

   Other Income Other income decreased $9.7 million (26%) in the first three months of 1999 compared to 1998 due primarily to a reduction in income from the sale of operating real estate assets.

   Annuity Benefits Annuity benefits reflect amounts accrued on annuity policyholders' funds accumulated. The majority of AAG's fixed rate annuity products permit AAG to change the crediting rate at any time (subject to minimum interest rate guarantees of 3% or 4% per annum). As a result, management has been able to react to changes in market interest rates and maintain a desired interest rate spread.

   Annuity benefits decreased $6.2 million (9%) in the first quarter of 1999 compared to the same period in 1998 due primarily to (i) decreases in crediting rates, (ii) changes in actuarial assumptions, (iii) the sale of the Funeral Services division and (iv) decreased sales and persistency of fixed annuities.

   Cumulative Effect of Accounting Change In the first quarter of 1999, AAG implemented Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." The SOP requires that costs of start-up activities be expensed as incurred and that unamortized balances of previously deferred costs be expensed and reported as the cumulative effect of a change in accounting principle. Accordingly, AFC expensed previously capitalized start-up costs of $3.8 million (net of minority interest and taxes) in the first quarter of 1999.

                                   Item 3

           Quantitative and Qualitative Disclosure of Market Risk


As of March 31, 1999, there were no material changes to the information provided in AFC's Form 10-K for 1998 under the caption "Exposure to Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                     AMERICAN FINANCIAL CORPORATION 10-Q
                                   PART II
                              OTHER INFORMATION


                                   Item 6

                      Exhibits and Reports on Form 8-K


(a) Exhibit 27.1 - Financial Data Schedule as of March 31, 1999.  For
                   submission in electronic filing only.

(b) Reports on Form 8-K:  None












                                  Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized.


                                American Financial Corporation



May 13, 1999                    BY: Fred J. Runk
                                    Fred J. Runk
                                    Senior Vice President and Treasurer