Form 10-Q
period 1999-06-30
AMERICAN FINANCIAL CORP
filed 1999-08-13
CIK 5016

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


          Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


For the Quarterly Period Ended                          Commission File
June 30, 1999                                           No. 1-7361



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


   As of August 1, 1999, there were 10,593,000 shares of the Registrant's Common Stock outstanding, all of which were owned by American Financial Group, Inc.

                    AMERICAN FINANCIAL CORPORATION 10-Q
                                  PART I
                           FINANCIAL INFORMATION

              AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                          (Dollars In Thousands)

                                                        June 30,  December 31,
                                                           1999          1998
Assets:
 Cash and short-term investments                    $   308,805   $   289,944
 Investments:
   Fixed maturities - at market
     (amortized cost - $10,134,734 and $9,920,407)   10,166,634    10,323,407
   Other stocks - at market
     (cost - $238,857 and $207,345)                     499,057       430,345
   Investment in investee corporation                   207,176       192,138
   Policy loans                                         217,712       220,496
   Real estate and other investments                    251,669       268,171
       Total investments                             11,342,248    11,434,557

 Recoverables from reinsurers and prepaid
   reinsurance premiums                               2,049,570     1,973,895
 Agents' balances and premiums receivable               595,402       618,198
 Deferred acquisition costs                             535,300       464,047
 Other receivables                                      238,188       318,154
 Assets held in separate accounts                       215,946       120,049
 Prepaid expenses, deferred charges and other assets    379,028       343,554
 Cost in excess of net assets acquired                  315,210       285,469

                                                    $15,979,697   $15,847,867

Liabilities and Capital:
 Unpaid losses and loss adjustment expenses         $ 4,807,628   $ 4,773,377
 Unearned premiums                                    1,234,112     1,232,848
 Annuity benefits accumulated                         5,469,517     5,449,633
 Life, accident and health reserves                     358,034       341,595
 Payable to American Financial Group, Inc.              413,800       270,500
 Long-term debt:
   Holding companies                                    133,590       315,536
   Subsidiaries                                         223,959       176,896
 Liabilities related to separate accounts               215,946       120,049
 Accounts payable, accrued expenses and other
   liabilities                                        1,159,002     1,112,442
       Total liabilities                             14,015,588    13,792,876

 Minority interest                                      503,025       524,335

 Shareholders' Equity:
   Preferred Stock (liquidation value $72,154)           72,154        72,154
   Common Stock, no par value
     - 20,000,000 shares authorized
     - 10,593,000 shares outstanding                      9,625         9,625
   Capital surplus                                      952,353       943,359
   Retained earnings                                    251,152       157,218
   Net unrealized gain on marketable securities,
     net of deferred income taxes                       175,800       348,300
       Total shareholders' equity                     1,461,084     1,530,656

                                                    $15,979,697   $15,847,867

                    AMERICAN FINANCIAL CORPORATION 10-Q

              AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF EARNINGS
                              (In Thousands)

                                           Three months ended          Six months ended
                                                June 30,                    June 30,
                                              1999         1998           1999         1998
Income:
  Property and casualty insurance
    premiums                              $557,535   $  707,294     $1,095,001   $1,383,466
  Life, accident and health premiums        25,367       48,460         50,955       95,276
  Investment income                        210,716      229,207        416,176      449,438
  Equity in net earnings of investee         1,119       17,996         17,436       31,914
  Realized gains on sales of:
    Securities                               7,276        7,142         11,725       14,588
    Investee                                  -           1,716           -           9,420
    Other investments                         -            -              -           6,843
  Other income                              30,322       26,317         58,127       63,850
                                           832,335    1,038,132      1,649,420    2,054,795

Costs and Expenses:
  Property and casualty insurance:
    Losses and loss adjustment expenses    398,819      564,078        764,648    1,063,903
    Commissions and other underwriting
      expenses                             166,601      191,027        334,822      384,632
  Annuity benefits                          63,520       69,111        128,461      140,221
  Life, accident and health benefits        15,994       36,555         34,873       74,661
  Interest charges on borrowed money        16,374       18,023         33,221       35,054
  Minority interest expense                 11,533       10,946         25,152       23,087
  Other operating and general expenses      87,696       83,133        163,923      159,832
                                           760,537      972,873      1,485,100    1,881,390

Earnings before income taxes,
  extraordinary items and cumulative
  effect of accounting change               71,798       65,259        164,320      173,405
Provision for income taxes                  25,529       25,673         59,797       67,409

Earnings before extraordinary items and
  cumulative effect of accounting change    46,269       39,586        104,523      105,996

Extraordinary items - loss on prepayment
  of debt                                   (3,849)         (36)        (3,849)        (721)
Cumulative effect of accounting change        -            -            (3,854)        -

Net Earnings                              $ 42,420   $   39,550     $   96,820   $  105,275

                    AMERICAN FINANCIAL CORPORATION 10-Q

              AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                          (Dollars in Thousands)



                                               Common Stock                     Unrealized
                                  Preferred     and Capital       Retained         Gain on     Comprehensive
                                      Stock         Surplus       Earnings      Securities     Income (Loss)
Balance at January 1, 1999          $72,154        $952,984       $157,218        $348,300

Net earnings                           -               -            96,820            -             $ 96,820
Dividends on Preferred Stock           -               -            (2,886)           -                 -
Capital contribution from parent       -              6,134           -               -                 -
Change in unrealized                   -               -              -           (172,500)         (172,500)
Other                                  -              2,860           -               -                 -

Balance at June 30, 1999            $72,154        $961,978       $251,152        $175,800         ($ 75,680)






Balance at January 1, 1998          $72,154        $945,779       $ 34,350        $341,200

Net earnings                           -               -           105,275            -             $105,275
Dividends on Preferred Stock           -               -            (2,886)           -                 -
Capital contribution from parent       -              8,354           -               -                 -
Change in unrealized                   -               -              -            (10,500)          (10,500)
Other                                  -                220           -               -                 -

Balance at June 30, 1998            $72,154        $954,353       $136,739        $330,700          $ 94,775

                    AMERICAN FINANCIAL CORPORATION 10-Q

              AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              (In Thousands)

                                                          Six months ended
                                                               June 30,
                                                            1999         1998
Operating Activities:
  Net earnings                                        $   96,820   $  105,275
  Adjustments:
   Extraordinary items                                     3,849          721
   Cumulative effect of accounting change                  3,854         -
   Depreciation and amortization                          44,065       51,233
   Annuity benefits                                      128,461      140,221
   Equity in net earnings of investee                    (17,436)     (31,914)
   Realized gains on investing activities                (16,503)     (44,411)
   Deferred annuity and life policy acquisition costs    (59,181)     (48,936)
   Decrease (increase) in reinsurance and other
     receivables                                          15,977     (121,030)
   Decrease (increase) in other assets                   (51,376)       5,192
   Increase in insurance claims and reserves              10,181      167,165
   Increase in other liabilities                          51,925       33,618
   Increase in minority interest                          11,655       11,462
   Dividends from investee                                 2,400        2,400
   Other, net                                            (12,080)     (10,707)
                                                         212,611      260,289
Investing Activities:
  Purchases of and additional investments in:
   Fixed maturity investments                         (1,141,911)  (1,243,852)
   Equity securities                                     (47,901)     (33,137)
   Subsidiaries                                         (183,886)     (30,325)
   Real estate, property and equipment                   (38,594)     (34,932)
  Maturities and redemptions of fixed maturity
   investments                                           619,073      772,496
  Sales of:
   Fixed maturity investments                            653,969      358,597
   Equity securities                                      33,241       12,194
   Real estate, property and equipment                     9,201       30,989
  Cash and short-term investments of acquired
   subsidiaries, net                                      19,413       20,841
  Decrease (increase) in other investments                22,042       (4,843)
                                                         (55,353)    (151,972)

Financing Activities:
  Fixed annuity receipts                                 219,250      238,198
  Annuity surrenders, benefits and withdrawals          (361,498)    (354,790)
  Additional long-term borrowings                        123,162      202,248
  Reductions of long-term debt                          (263,550)    (134,164)
  Borrowings from AFG                                    222,100         -
  Payments to AFG                                        (78,800)     (22,500)
  Capital contribution                                     9,334        9,334
  Repurchases of trust preferred securities               (5,509)        -
  Cash dividends paid                                     (2,886)      (2,886)
                                                        (138,397)     (64,560)

Net Increase in Cash and Short-term Investments           18,861       43,757

Cash and short-term investments at beginning
  of period                                              289,944      231,227

Cash and short-term investments at end of period      $  308,805   $  274,984

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

   Investment in Investee Corporation Investments in securities of 20%-to 50%-owned companies are generally carried at cost, adjusted for AFC's proportionate share of their undistributed earnings or losses.

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

                    AMERICAN FINANCIAL CORPORATION 10-Q

   Minority Interest For balance sheet purposes, minority interest represents (i) the interests of noncontrolling shareholders in AFC subsidiaries, including preferred securities issued by trust subsidiaries of American Annuity Group ("AAG"), and (ii) the American Financial Group ("AFG") direct ownership interest in American Premier Underwriters, Inc. ("American Premier" or "APU") and American Financial Enterprises, Inc. For income statement purposes, minority interest expense represents those shareholders' interest in the earnings of AFC subsidiaries as well as accrued distributions on the trust preferred securities.

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

                    AMERICAN FINANCIAL CORPORATION 10-Q

   Derivatives The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," during the second quarter of 1998. AFC must implement SFAS No. 133 no later than January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments that are embedded in other contracts, and for hedging activities. SFAS No. 133 requires the recognition of all derivatives (both assets and liabilities) in the balance sheet at fair value. Changes in fair value of derivative instruments are included in current income or as a component of comprehensive income (outside current income) depending on the type of derivative. Implementation of SFAS No. 133 is not expected to have a material effect on AFC's financial position or results of operations.

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

B. Acquisitions and Sales of Subsidiaries

   Worldwide Insurance Company In April 1999, AFC completed the purchase of Worldwide Insurance Company (formerly Providian Auto and Home Insurance Company) for $157 million in cash. Worldwide is a provider of direct response private passenger automobile insurance.

   Old Republic  In February 1999, AAG acquired Old Republic Life
   Insurance Company of New York for approximately $27 million in cash.

   United Teacher Associates In July 1999, AAG reached a definitive agreement to acquire United Teacher Associates Insurance Company of Austin, Texas ("UTA"). UTA provides retired and active teachers with supplemental health products and retirement annuities. Completion of the acquisition, which is expected to occur in the third quarter of 1999, is subject to certain conditions, including receipt of approval from the Texas Department of Insurance.

   Commercial lines division In December 1998, AFC completed the sale of substantially all of its Commercial lines division to Ohio Casualty Corporation for $300 million plus warrants to purchase 6 million (post split) shares of Ohio Casualty common stock. AFC deferred a gain of $103 million on the insurance ceded to Ohio Casualty and recognized a pretax gain of $153 million on the sale of the other net assets. The deferred gain is being recognized over the estimated remaining settlement period (weighted average of 4.25 years) of the claims ceded. AFC may receive up to an additional $40 million in the year 2000 based upon the retention and growth of the insurance businesses acquired by Ohio Casualty. The commercial lines sold generated net written premiums of approximately $142 million for the six months ended
   June 30, 1998.

                    AMERICAN FINANCIAL CORPORATION 10-Q

   Funeral Services division In September 1998, AAG sold its Funeral Services division for approximately $165 million in cash. The division held assets of approximately $1 billion at the sale date. AFC realized a pretax gain of $21.6 million, before $2.7 million of minority interest, on this sale.

C. Segments of Operations Having sold substantially all of its Commercial lines division in December 1998, AFC's property and casualty group is engaged primarily in private passenger automobile and specialty insurance businesses. The Personal group consists of the nonstandard auto group along with the preferred/standard private passenger auto and other personal insurance business. The Specialty group includes a highly diversified group of specialty business units. AFC's annuity and life business markets primarily retirement products as well as life and supplemental health insurance. In addition, AFC owns a significant portion of the voting equity securities of Chiquita Brands International, Inc. (an investee corporation - see Note D).

   The following table (in thousands) shows AFC's revenues and operating profit (loss) by significant business segment. Operating profit (loss) represents total revenues less operating expenses.

                                           Three months ended          Six months ended
                                                 June 30,                   June 30,
                                              1999         1998           1999         1998
     Revenues (a)
     Property and casualty insurance:
       Premiums earned:
         Personal                         $300,765   $  330,615     $  586,582   $  658,587
         Specialty                         258,115      366,275        508,703      703,184
         Other lines - primarily
           discontinued                     (1,345)      10,404           (284)      21,695
                                           557,535      707,294      1,095,001    1,383,466
       Investment and other income         116,694      121,255        218,962      253,556
                                           674,229      828,549      1,313,963    1,637,022
     Annuities and life (b)                149,858      185,435        303,874      373,992
     Other                                   7,129        6,152         14,147       11,867
                                           831,216    1,020,136      1,631,984    2,022,881
     Equity in net earnings of investee      1,119       17,996         17,436       31,914

                                          $832,335   $1,038,132     $1,649,420   $2,054,795

     Operating Profit (Loss)
     Property and casualty insurance:
       Underwriting:
         Personal                        ($  2,434)  $    9,295     $    2,046   $   21,269
         Specialty                             972      (49,792)         1,321      (59,105)
         Other lines - primarily
           discontinued                     (6,423)      (7,314)        (7,836)     (27,233)
                                            (7,885)     (47,811)        (4,469)     (65,069)
       Investment and other income          73,094       91,536        137,622      194,046
                                            65,209       43,725        133,153      128,977
     Annuities and life                     23,671       26,618         50,431       58,672
     Other (c)                             (18,201)     (23,080)       (36,700)     (46,158)
                                            70,679       47,263        146,884      141,491
     Equity in net earnings of investee      1,119       17,996         17,436       31,914

                                          $ 71,798   $   65,259     $  164,320   $  173,405

     (a) Revenues include sales of products and services as well as other income earned by the respective segments.
     (b) Represents primarily investment income.
     (c) Includes holding company expenses.

                    AMERICAN FINANCIAL CORPORATION 10-Q

D. Investment in Investee Corporation Investment in investee corporation reflects AFC's ownership of 24 million shares (36%) of Chiquita common stock. The market value of this investment was $216 million and $229 million at June 30, 1999 and December 31, 1998, respectively. Chiquita is a leading international marketer, producer and distributor of quality fresh fruits and vegetables and processed foods. Summarized financial information for Chiquita follows (in millions):

                                           Six months ended June 30,
                                                    1999        1998
      Net Sales                                   $1,370      $1,461
      Operating Income                               113         144
      Net Income                                      56          94

E. Payable to American Financial Group In 1997, AFC entered into a ten-year reciprocal Master Credit Agreement among AFG and several of AFG's subsidiary holding companies, including APU and AFC's direct parent, AFC Holding Company, under which funds are made available to each other at one percent over LIBOR.

F. Long-Term Debt The carrying value of long-term debt consisted of the following (in thousands):

                                                        June 30,  December 31,
                                                           1999          1998
      Holding Companies:
       AFC notes payable under bank line                   -         $ 80,000
       AFC 9-3/4% Debentures due April 2004                -           78,560
       APU 9-3/4% Subordinated Notes due August 1999   $ 89,049        89,467
       APU 10-5/8% Subordinated Notes due April 2000     23,985        41,518
       APU 10-7/8% Subordinated Notes due May 2011       11,685        17,473
       Other                                              8,871         8,518

                                                       $133,590      $315,536
      Subsidiaries:
       AAG 6-7/8% Senior Notes due June 2008           $100,000      $100,000
       AAG notes payable under bank line                 75,000        27,000
       Notes payable secured by real estate              37,328        37,602
       Other                                             11,631        12,294

                                                       $223,959      $176,896

   In the second quarter of 1999, AFC used funds borrowed under its credit agreement with AFG to (i) repay $155 million borrowed under its bank line; (ii) redeem its 9-3/4% Debentures for $82.9 million and
   (iii) repurchase $22.2 million of APU Notes for $24.5 million.

   In August 1999, APU redeemed its 9-3/4% Notes at maturity and AFC borrowed $40 million under the bank line.

   At June 30, 1999, sinking fund and other scheduled principal payments on debt for the balance of 1999 and the subsequent five years, adjusted to reflect the new bank borrowings and the payment of the APU 9-3/4% Notes, were as follows (in thousands):

                  Holding
                Companies   Subsidiaries        Total
      1999        $  -           $ 1,041      $ 1,041
      2000         23,667          8,685       32,352
      2001           -             1,379        1,379
      2002         45,939          1,266       47,205
      2003           -            76,294       76,294
      2004           -            14,241       14,241

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

G. Minority Interest Minority interest in AFC's balance sheet is comprised of the following (in thousands):

                                                     June 30,    December 31,
                                                        1999            1998
      Interest of AFG (parent) and noncontrolling
        shareholders in subsidiaries' common stock  $283,425        $299,335
      Preferred securities issued by
        subsidiary trusts                            219,600         225,000

                                                    $503,025        $524,335

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

   The trust issued preferred securities consisted of the following (in thousands):

   Date of                                          June 30,   December 31,    Optional
   Issuance           Issue (Maturity Date)            1999           1998     Redemption Dates
   November 1996      AAG 9-1/4% TOPrS (2026)       $74,600        $75,000     On or after 11/7/2001
   March 1997         AAG 8-7/8% Pfd   (2027)        70,000         75,000     On or after 3/1/2007
   May 1997           AAG 7-1/4% ROPES (2041)        75,000         75,000     Prior to 9/28/2000 and
                                                                                  after 9/28/2001


   In the first quarter of 1999, AAG repurchased $5.4 million of its preferred securities for $5.5 million in cash.

                    AMERICAN FINANCIAL CORPORATION 10-Q

   Minority Interest Expense Minority interest expense is comprised of (in thousands):

                                                     Six months ended
                                                          June 30,
                                                       1999       1998
      Interest of AFG (parent) and noncontrolling
        shareholders in earnings of subsidiaries $15,912 $13,571 Accrued distributions by subsidiaries
        on trust issued preferred securities          9,240      9,516

                                                    $25,152    $23,087

H. Shareholders' Equity

   Preferred Stock Under provisions of both the Nonvoting (4.0 million shares authorized) and Voting (4.0 million shares authorized) Cumulative Preferred Stock, the Board of Directors may divide the authorized stock into series and set specific terms and conditions of each series. The outstanding voting shares of AFC's Preferred Stock consisted of the following:

       Series J, no par value; $25.00 liquidation value per share; annual dividends per share $2.00; redeemable at $25.75 per share beginning December 2005 declining to $25.00 at December 2007; 2,886,161 shares (stated value $72.2 million) outstanding at June 30, 1999 and December 31, 1998.

   Unrealized Gain on Marketable Securities The change in net unrealized gain on marketable securities for the six months ended June 30 included the following (in millions):

                                                                  Minority
                                             Pretax      Taxes    Interest      Net
               1999
   Unrealized holding gains (losses) on
     securities arising during the period   ($292.3)    $100.8       $25.1     ($166.4)
   Reclassification adjustment for
     realized gains included in net income    (11.7)       4.1         1.5        (6.1)
   Change in net unrealized gain on
     marketable securities                  ($304.0)    $104.9       $26.6     ($172.5)


               1998
   Unrealized holding gains (losses) on
     securities arising during the period   ($  6.8)    $  2.5      ($  .2)    ($  4.5)
   Reclassification adjustment for
     realized gains included in net income    (10.1)       3.5          .6        (6.0)
   Change in net unrealized gain on
     marketable securities                  ($ 16.9)    $  6.0       $  .4     ($ 10.5)

I. Extraordinary Items Extraordinary items represent AFC's proportionate share of gains (losses) related to debt retirements by the following companies. Amounts shown are net of minority interest and income tax benefits (in thousands):

                                    Six months ended
                                        June 30,
                                      1999      1998
         Holding Companies:
          AFC (parent)             ($2,993)    ($ 35)
          APU (parent)                (856)      (37)
         Subsidiaries:
          AAG                         -         (649)

                                   ($3,849)    ($721)

                    AMERICAN FINANCIAL CORPORATION 10-Q

J. Cash Flows - Fixed Maturity Investments "Investing activities" related to fixed maturity investments in AFC's Statement of Cash Flows consisted of the following (in thousands):

                                   Available     Held to
                                    For Sale     Maturity (a)        Total
      1999
      Purchases                   $1,141,911     $   -            $1,141,911
      Maturities and redemptions     619,073         -               619,073
      Sales                          653,969         -               653,969

      1998
      Purchases                   $1,243,026     $    826         $1,243,852
      Maturities and redemptions     397,871      374,625            772,496
      Sales                          326,657       31,940 (b)        358,597

      (a) At December 31, 1998, AFC reclassified all of its "held to maturity" fixed maturity securities to "available for sale."
      (b) Sold (at a gain of $.2 million) due to significant deterioration in the issuers' creditworthiness.

K. Commitments and Contingencies Other than as disclosed in "Legal Proceedings" in Part II of this report, there have been no significant changes to the matters discussed and referred to in Note M "Commitments and Contingencies" in AFC's Annual Report on Form 10-K for 1998.

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

   To address the Year 2000 issue, AFC's operations have been divided into separate systems groups. A majority of the groups have met AFC's goal of having program modifications and new software installations substantially completed by the end of 1998, with testing continuing in and through 1999. About two-thirds of the groups are expected to have completed Year 2000 testing by the end of the third quarter of 1999. The remainder are now expected to be completed during the fourth quarter.

   Contingency plans are being developed for certain business processes and systems deemed most critical to operations. These plans provide a documented order of actions necessary to keep the business functions operating. Such plans typically include procedures and workflow processes for developing and operating contingent databases. Contingency planning for other business processes and systems deemed critical to operations and reasonably likely not to be modified on schedule is expected to be substantially completed by the end of the third quarter.

   Many of the systems being replaced were planned replacements which were accelerated due to the Year 2000 considerations. In addition, a significant portion of AFC's Year 2000 Project is being completed using internal staff. Therefore, cost estimates for the Year 2000 Project do not represent solely incremental costs.

   From the inception of the Year 2000 Project in the early 1990s through June 30, 1999, AFC estimates that it has incurred approximately
   $61 million in costs related to the Project, including capitalized costs of $15 million for new systems. During the first six months of 1999, $11 million in such costs have been expensed. AFC estimates that it will incur an additional $13 million of such costs in completing the Project, about two-thirds of which is projected to be expensed.

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

   AFC's operations could also be affected by the inability of third parties such as agents and vendors to become Year 2000 compliant. Assessments of property and casualty agents have been completed and those of the life and annuity agents are expected to be completed in the third quarter. Efforts to evaluate third party vendors have been intensified and will extend into the fourth quarter. In addition, AFC's property and casualty insurance subsidiaries are reviewing the potential impact of the Year 2000 issue on insureds as part of their underwriting process. They are also reviewing policy forms, issuing clarifying endorsements where appropriate and examining coverage issues for Year 2000 exposures. While it is possible that Year 2000 claims may emerge in future periods, it is not possible to estimate any such amounts.

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

   LIQUIDITY AND CAPITAL RESOURCES

   Ratios AFC's debt to total capital ratio at the parent holding company level (excluding amounts due AFG) was approximately 8% at June 30, 1999 and 17% at December 31, 1998. Including amounts due AFG, the ratio was 27% at June 30, 1999 and 28% at December 31, 1998.

   AFC's ratio of earnings to fixed charges, excluding and including preferred dividends, (on a total enterprise basis) was 4.12 and 3.77 for the first six months of 1999 and 3.44 and 3.15 for the entire year of 1998.

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

   AFC has a revolving credit agreement with several banks under which it can borrow up to $300 million. The credit line provides ample liquidity and can be used to obtain funds for operating subsidiaries or, if necessary, for the parent companies. While there were no borrowings outstanding under the credit line at June 30, 1999, $40 million had been borrowed at August 6.

   In April 1999, AFG issued $350 million principal amount of 7-1/8% senior debentures due 2009; the proceeds were used primarily to retire outstanding holding company public debt and borrowings under AFC's credit line.

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

   Investments Approximately 91% of the fixed maturities held by AFC were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at June 30, 1999. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

   AFC's equity securities are concentrated in a relatively limited number of major positions. This approach allows management to more closely monitor the companies and the industries in which they operate.

   RESULTS OF OPERATIONS

   General Pretax earnings before extraordinary items and cumulative effect of accounting change for the three months and six months ended
   June 30, 1999 were $71.8 million and $164.3 million, respectively, compared to $65.3 million and $173.4 million in the comparable 1998 periods. An improvement in underwriting results in the second quarter of 1999 more than offset reductions in investment income and investee earnings and a one-time expense of $5 million for integration and software related costs associated with the April acquisition of Worldwide Insurance Company. For the six months, reductions in investment income, investee earnings and income from the sale of real estate properties more than offset an improvement in underwriting results. The improvement in 1999's underwriting results reflects primarily the impact of severe storm losses in the second quarter of 1998.

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

   Net written premiums and combined ratios for AFC's property and casualty insurance subsidiaries were as follows (dollars in millions):

                                    Three months ended      Six months ended
                                           June 30,              June 30,
                                      1999       1998         1999       1998
      Net Written Premiums (GAAP)
        Personal                    $275.4     $325.5     $  551.9   $  683.6
        Specialty                    278.5      352.7        526.7      681.8
        Other lines                   (1.6)       7.9         (1.5)      15.6
                                    $552.3     $686.1     $1,077.1   $1,381.0

      Combined Ratios (GAAP)
        Personal                     100.7%      97.2%        99.7%      96.7%
        Specialty                     99.7      113.6         99.8      108.5
        Aggregate (including
          discontinued lines)        101.4      106.8        100.4      104.7

      Personal The Personal group's net written premiums for the second quarter and first six months of 1999 includes $20.9 million in net premiums written by Worldwide since its acquisition in April. The decrease in written premiums reflects continuing strong price competition in the private passenger automobile market. The combined ratios for 1999 increased as loss and underwriting expenses did not decline at the same rate as premiums.

      Specialty The Specialty Group's net written premiums for the second quarter and first six months of 1999 increased slightly compared to the 1998 periods, excluding premiums of the commercial lines division sold in December 1998 and the effect of ceding approximately 30% of California workers' compensation premiums under a reinsurance agreement implemented during the third quarter of 1998.

   A deferred gain of $103 million on the Commercial lines business ceded to Ohio Casualty in December 1998 is being recognized over the estimated settlement period (weighted average 4.25 years) of the claims ceded. The Specialty group's underwriting results for the second quarter and first half of 1999 include $6.7 million and $13.4 million, respectively, in earnings recognized on the ceded business. In addition, the improvement in the combined ratios for the 1999 periods reflects (i) the absence of losses included in the 1998 periods attributable to midwestern storms which increased the second quarter and six-month ratios by 8.7 and 5.5 percentage points, respectively,
   (ii) improved underwriting margins in California workers' compensation business largely due to favorable reinsurance agreements and (iii) the absence of losses included in the 1998 periods attributable to the commercial lines sold.

                    AMERICAN FINANCIAL CORPORATION 10-Q

                   Management's Discussion and Analysis
       of Financial Condition and Results of Operations - Continued


   Life, Accident and Health Premiums and Benefits The decrease in life, accident and health premiums and benefits reflects primarily the sale of AAG's Funeral Services division in September 1998.

   Investment Income  Investment income decreased approximately
   $18.5 million (8%) in the second quarter of 1999 and $33.3 million (7%) in the first six months of 1999 compared to 1998 due primarily to the transfer of investment assets in connection with the sales of the Commercial lines division and Funeral Services division in 1998.

   Investee Corporation Equity in net earnings of investee corporation represents AFC's proportionate share of Chiquita's earnings. Chiquita reported net income for the second quarter and first six months of 1999 of $7.3 million and $56 million, respectively, compared to $52.8 million and $93.9 million for the same periods in 1998.

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

   Other Income Other income decreased $5.7 million (9%) in the first six months of 1999 compared to 1998 due primarily to a reduction in income from the sale of operating real estate assets.

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

   Annuity benefits decreased $5.6 million (8%) during the second quarter and $11.8 million (8%) in the first six months of 1999 compared to the same periods in 1998 due primarily to (i) decreases in crediting rates,
   (ii) changes in actuarial assumptions, (iii) the sale of the Funeral Services division and (iv) decreased sales and persistency of fixed annuities.

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

                    AMERICAN FINANCIAL CORPORATION 10-Q


                                  Item 3

          Quantitative and Qualitative Disclosure of Market Risk


   The tables below show scheduled principal payments (in millions) on fixed-rate and variable-rate long-term debt of AFC and its subsidiaries and related average interest rates as of June 30, 1999 and December 31, 1998.

                                           June 30, 1999
                            Fixed-Rate Debt             Variable-Rate Debt
                                      Weighted                      Weighted
                         Scheduled     Average         Scheduled     Average
                         Principal    Interest         Principal    Interest
                          Payments        Rate          Payments        Rate
       1999 (remainder)     $ 89.9        9.72%          $   .1         7.81%
       2000                   32.2        9.44               .2         7.78
       2001                    1.2        7.11               .1         7.75
       2002                    1.1        6.80              6.1         9.95
       2003                    1.1        6.68             75.2         5.48
       2004                   14.1        8.43               .2         7.75
       Thereafter            134.9        7.26               .1         7.75

       Total                $274.5        8.38%          $ 82.0         5.84%

       Market Value         $273.3                       $ 82.0



                                         December 31, 1998
                            Fixed-Rate Debt             Variable-Rate Debt
                                      Weighted                      Weighted
                         Scheduled     Average         Scheduled     Average
                         Principal    Interest         Principal    Interest
                          Payments        Rate          Payments        Rate
       1999                 $ 90.7        9.69%          $   .3         5.86%
       2000                   49.1        9.85               .2         5.80
       2001                    1.2        7.13               .1         5.58
       2002                    1.1        6.81             85.7         5.95
       2003                    1.1        6.68             27.2         6.09
       Thereafter            233.3        8.26               .2         5.58

       Total                $376.5        8.80%          $113.7         5.98%

       Market Value         $388.9                       $113.7


   As of June 30, 1999, there were no material changes to the other information provided in AFC's Form 10-K for 1998 under the caption "Exposure to Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    AMERICAN FINANCIAL CORPORATION 10-Q
                                  PART II
                             OTHER INFORMATION


                                  Item 1

                             Legal Proceedings


Great American Life Insurance Company ("GALIC") was named a defendant in purported class action lawsuits (Woodward v. Great American Life Insurance Company, Hamilton County Court of Common Pleas, Case No. A9900587, filed February 2, 1999 and Marshak v. Great American Life Insurance Company, Harris County, Texas filed June 18, 1999). The complaints seek unspecified money damages (the Texas complaint also seeks declaratory relief) based on alleged (i) failure of GALIC to allow the tax-free transfer of the annuity value of certain annuities to other product providers, and (ii) misleading and fraudulent disclosures concerning GALIC's interest crediting practices. The Texas complaint also alleges that the sale of annuities to tax qualified plans was inappropriate. GALIC has not completed its review of the complaints but believes it has meritorious defenses. However, it is too early to predict the ultimate outcome of these actions and their impact on the Company.


                                  Item 4

            Submission of Matters to a Vote of Security Holders

AFC's Annual Meeting of Shareholders was held on May 19, 1999; the only matter voted upon was the election of a Board of Directors. Outstanding shares of AFC's Common Stock and Preferred Stock have voting rights.

The votes cast for and those withheld are set forth below:

      Name                    For         Against    Withheld     Abstain

   Theodore H. Emmerich   12,987,255        N/A       34,471        N/A
   James E. Evans         12,987,255        N/A       34,471        N/A
   Thomas M. Hunt         12,987,255        N/A       34,471        N/A
   Carl H. Lindner        12,987,752        N/A       33,974        N/A
   Carl H. Lindner III    12,987,253        N/A       34,473        N/A
   Keith E. Lindner       12,987,599        N/A       34,127        N/A
   S. Craig Lindner       12,987,352        N/A       34,374        N/A
   William R. Martin      12,987,889        N/A       33,837        N/A


____________________
N/A - Not Applicable

                    AMERICAN FINANCIAL CORPORATION 10-Q
                                  PART II
                             OTHER INFORMATION


                                  Item 6

                     Exhibits and Reports on Form 8-K


(a) Exhibit 27.1 - Financial Data Schedule as of June 30, 1999.  For
                   submission in electronic filing only.

(b) Reports on Form 8-K:  none








                                 Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized.


                                American Financial Corporation



August 9, 1999                  BY: Fred J. Runk
                                    Fred J. Runk
                                    Senior Vice President and Treasurer