Form 10-Q
period 1999-09-30
AMERICAN FINANCIAL CORP
filed 1999-11-15
CIK 5016

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


          Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


For the Quarterly Period Ended                          Commission File
September 30, 1999                                      No. 1-7361



                      AMERICAN FINANCIAL CORPORATION




Incorporated under                                      IRS Employer I.D.
the Laws of Ohio                                        No. 31-1544320


              One East Fourth Street, Cincinnati, Ohio 45202
                              (513) 579-2121






   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No


   As of November 1, 1999, there were 10,593,000 shares of the Registrant's Common Stock outstanding, all of which were owned by American Financial Group, Inc.

                    AMERICAN FINANCIAL CORPORATION 10-Q
                                  PART I
                           FINANCIAL INFORMATION

              AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                          (Dollars In Thousands)

                                                      September 30,   December 31,
                                                              1999           1998
Assets:
 Cash and short-term investments                       $   311,061    $   289,944
 Investments:
   Fixed maturities - at market
     (amortized cost - $10,040,299 and $9,920,407)       9,952,899     10,323,407
   Other stocks - at market
     (cost - $231,533 and $207,345)                        427,733        430,345
   Investment in investee corporation                      191,179        192,138
   Policy loans                                            217,205        220,496
   Real estate and other investments                       268,085        268,171
       Total investments                                11,057,101     11,434,557

 Recoverables from reinsurers and prepaid
   reinsurance premiums                                  2,124,232      1,973,895
 Agents' balances and premiums receivable                  709,348        618,198
 Deferred acquisition costs                                563,537        464,047
 Other receivables                                         214,727        318,154
 Assets held in separate accounts                          243,444        120,049
 Prepaid expenses, deferred charges and other assets       420,003        343,554
 Cost in excess of net assets acquired                     332,594        285,469

                                                       $15,976,047    $15,847,867

Liabilities and Capital:
 Unpaid losses and loss adjustment expenses            $ 4,876,564    $ 4,773,377
 Unearned premiums                                       1,260,249      1,232,848
 Annuity benefits accumulated                            5,473,639      5,449,633
 Life, accident and health reserves                        369,370        341,595
 Payable to American Financial Group, Inc.                 407,768        270,500
 Long-term debt:
   Holding companies                                       104,544        315,536
   Subsidiaries                                            239,188        176,896
 Liabilities related to separate accounts                  243,444        120,049
 Accounts payable, accrued expenses and other
   liabilities                                           1,109,753      1,112,442
       Total liabilities                                14,084,519     13,792,876

 Minority interest                                         497,296        524,335

 Shareholders' Equity:
   Preferred Stock (liquidation value $72,154)              72,154         72,154
   Common Stock, no par value
     - 20,000,000 shares authorized
     - 10,593,000 shares outstanding                         9,625          9,625
   Capital surplus                                         956,621        943,359
   Retained earnings                                       282,032        157,218
   Unrealized gains on marketable securities, net           73,800        348,300
       Total shareholders' equity                        1,394,232      1,530,656

                                                       $15,976,047    $15,847,867

                    AMERICAN FINANCIAL CORPORATION 10-Q

              AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF EARNINGS
                              (In Thousands)

                                                Three months ended          Nine months ended
                                                   September 30,               September 30,
                                                  1999          1998          1999          1998
Income:
  Property and casualty insurance
    premiums                                  $585,560    $  696,537    $1,680,561    $2,080,003
  Life, accident and health premiums            26,463        50,434        77,418       145,710
  Investment income                            215,872       223,322       632,048       672,760
  Equity in net earnings (loss) of investee    (14,797)       (5,518)        2,639        26,396
  Realized gains (losses) on sales of:
    Securities                                  (5,744)       14,302         5,981        28,890
    Investee and subsidiaries                     -           11,090          -           20,510
    Other investments                             -             -             -            6,843
  Other income                                  47,374        42,262       105,501       106,112
                                               854,728     1,032,429     2,504,148     3,087,224

Costs and Expenses:
  Property and casualty insurance:
    Losses and loss adjustment expenses        423,402       513,537     1,188,050     1,577,440
    Commissions and other underwriting
      expenses                                 171,824       201,777       506,646       586,409
  Annuity benefits                              66,516        64,514       194,977       204,735
  Life, accident and health benefits            17,365        40,547        52,238       115,208
  Interest charges on borrowed money            16,494        19,005        49,715        54,059
  Minority interest expense                     10,626        15,048        35,778        38,135
  Other operating and general expenses          99,161        88,823       263,084       248,655
                                               805,388       943,251     2,290,488     2,824,641

Earnings before income taxes,
  extraordinary items and cumulative
  effect of accounting change                   49,340        89,178       213,660       262,583
Provision for income taxes                      18,460        31,185        78,257        98,594

Earnings before extraordinary items and
  cumulative effect of accounting change        30,880        57,993       135,403       163,989

Extraordinary items - loss on
  prepayment of debt                              -              (33)       (3,849)         (754)
Cumulative effect of accounting change            -             -           (3,854)         -

Net Earnings                                  $ 30,880    $   57,960    $  127,700    $  163,235

                    AMERICAN FINANCIAL CORPORATION 10-Q

              AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                          (Dollars in Thousands)


                                                  Common Stock                    Unrealized
                                     Preferred     and Capital       Retained        Gain on
                                         Stock         Surplus       Earnings     Securities           Total
Balance at January 1, 1999             $72,154        $952,984       $157,218       $348,300      $1,530,656

Net earnings                              -               -           127,700           -            127,700
Change in unrealized                      -               -              -          (274,500)       (274,500)
  Comprehensive income (loss)                                                                       (146,800)

Dividends on Preferred Stock              -               -            (2,886)          -             (2,886)
Capital contribution from parent          -              9,200           -              -              9,200
Other                                     -              4,062           -              -              4,062

Balance at September 30, 1999          $72,154        $966,246       $282,032       $ 73,800      $1,394,232






Balance at January 1, 1998             $72,154        $936,154       $ 34,350       $341,200      $1,383,858

Net earnings                              -               -           163,235           -            163,235
Change in unrealized                      -               -              -            12,300          12,300
  Comprehensive income (loss)                                                                        175,535

Dividends on Preferred Stock              -               -            (2,886)          -             (2,886)
Capital contribution from parent          -             12,530           -              -             12,530
Other                                     -                 56           -              -                 56

Balance at September 30, 1998          $72,154        $948,740       $194,699       $353,500      $1,569,093

                    AMERICAN FINANCIAL CORPORATION 10-Q

              AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              (In Thousands)

                                                          Nine months ended
                                                            September 30,
                                                            1999          1998
Operating Activities:
  Net earnings                                        $  127,700    $  163,235
  Adjustments:
   Extraordinary items                                     3,849           754
   Cumulative effect of accounting change                  3,854          -
   Depreciation and amortization                          68,548        71,589
   Annuity benefits                                      194,977       204,735
   Equity in net earnings of investee                     (2,639)      (26,396)
   Realized gains on investing activities                (20,733)      (80,357)
   Deferred annuity and life policy acquisition costs    (87,009)      (87,459)
   Increase in reinsurance and other receivables        (123,522)     (229,730)
   Increase in other assets                              (58,870)      (37,893)
   Increase in insurance claims and reserves             116,590       293,264
   Increase in other liabilities                          81,495       111,765
   Increase in minority interest                          17,026        14,743
   Dividends from investee                                 3,600         3,600
   Other, net                                            (13,082)      (12,022)
                                                         311,784       389,828
Investing Activities:
  Purchases of and additional investments in:
   Fixed maturity investments                         (1,547,160)   (1,682,077)
   Equity securities                                     (56,041)      (54,971)
   Subsidiaries                                         (204,942)      (31,825)
   Real estate, property and equipment                   (63,496)      (49,425)
  Maturities and redemptions of fixed maturity
   investments                                           801,833     1,017,004
  Sales of:
   Fixed maturity investments                            885,901       544,722
   Equity securities                                      45,887        19,119
   Subsidiaries                                             -          164,589
   Real estate, property and equipment                    24,394        48,634
  Cash and short-term investments of acquired (former)
   subsidiaries, net                                      19,454       (18,146)
  Decrease (increase) in other investments                12,734        (9,363)
                                                         (81,436)      (51,739)

Financing Activities:
  Fixed annuity receipts                                 330,744       358,659
  Annuity surrenders, benefits and withdrawals          (524,148)     (538,912)
  Additional long-term borrowings                        212,232       217,537
  Reductions of long-term debt                          (366,464)     (159,383)
  Borrowings from AFG                                    254,100          -
  Payments to AFG                                       (121,300)      (52,500)
  Capital contribution                                    14,000        14,000
  Repurchases of trust preferred securities               (5,509)         -
  Cash dividends paid                                     (2,886)       (2,886)
                                                        (209,231)     (163,485)

Net Increase in Cash and Short-term Investments           21,117       174,604

Cash and short-term investments at beginning
  of period                                              289,944       231,227

Cash and short-term investments at end of period      $  311,061    $  405,831

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

   Insurance As discussed under "Reinsurance" below, unpaid losses and loss adjustment expenses and unearned premiums have not been reduced for reinsurance recoverable. To the extent that unrealized gains (losses) from securities classified as "available for sale" would result in adjustments to deferred acquisition costs and policyholder liabilities had those gains (losses) actually been realized, such balance sheet amounts are adjusted, net of deferred taxes.

      Reinsurance In the normal course of business, AFC's insurance subsidiaries cede reinsurance to other companies to diversify risk and limit maximum loss arising from large claims. To the extent that any reinsuring companies are unable to meet obligations under the agreements covering reinsurance ceded, AFC's insurance subsidiaries would remain liable. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. AFC's insurance subsidiaries report as assets (a) the estimated reinsurance recoverable on unpaid losses, including an estimate for losses incurred but not reported, and (b) amounts paid to reinsurers applicable to the unexpired terms of policies in force. AFC's

                    AMERICAN FINANCIAL CORPORATION 10-Q
   insurance subsidiaries also assume reinsurance from other companies. Income on reinsurance assumed is recognized based on reports received from ceding reinsurers.

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

      Life, Accident and Health Reserves Liabilities for future policy benefits under traditional life, accident and health policies are computed using the net level premium method. Computations are based on anticipated investment yield, mortality, morbidity and surrenders and include provisions for unfavorable deviations. Reserves established for accident and health claims are modified as necessary to reflect actual experience and developing trends.

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

   Old Republic and Consolidated Financial In February 1999, AAG acquired Old Republic Life Insurance Company of New York for $27 million in cash. In July 1999, AAG acquired Consolidated Financial Corp., an insurance agency, for $21 million in cash.

   United Teacher Associates In October 1999, AAG acquired United Teacher Associates Insurance Company of Austin, Texas ("UTA") for $81 million in cash subject to post-closing adjustments. UTA provides supplemental health products and retirement annuities, and purchases blocks of insurance policies from other insurers.

   Commercial lines division In December 1998, AFC completed the sale of substantially all of its Commercial lines division to Ohio Casualty Corporation for $300 million plus warrants to purchase 6 million (post split) shares of Ohio Casualty common stock. AFC deferred a gain of $103 million on the insurance ceded to Ohio Casualty and recognized a pretax gain of $153 million on the sale of the other net assets. The deferred gain is being recognized over the estimated remaining settlement period (weighted average of 4.25 years) of the claims ceded. AFC may receive up to an additional $40 million in the year 2000 based upon the retention and growth of the insurance businesses acquired by Ohio Casualty. The commercial lines sold generated net written premiums of $210 million for the nine months ended September 30, 1998.

                    AMERICAN FINANCIAL CORPORATION 10-Q

   Funeral Services division In September 1998, AAG sold its Funeral Services division for approximately $165 million in cash. The division held assets of approximately $1 billion at the sale date. AFG realized a pretax gain of $21.6 million, before $2.7 million of minority interest, on this sale.

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

                                                Three months ended                  Nine months ended
                                                   September 30,                      September 30,
                                               1999            1998                1999           1998
     Revenues (a)
     Property and casualty insurance:
       Premiums earned:
         Personal                          $288,454      $  321,701          $  875,036     $  980,288
         Specialty                          296,254         365,670             804,957      1,068,854
         Other lines - primarily
           discontinued                         852           9,166                 568         30,861
                                            585,560         696,537           1,680,561      2,080,003
       Investment and other income          110,923         123,128             329,885        376,684
                                            696,483         819,665           2,010,446      2,456,687
     Annuities and life (b)                 161,474         210,842             465,348        584,834
     Other                                   11,568           7,440              25,715         19,307
                                            869,525       1,037,947           2,501,509      3,060,828
     Equity in net earnings (loss)
       of investee                          (14,797)         (5,518)              2,639         26,396

                                           $854,728      $1,032,429          $2,504,148     $3,087,224

     Operating Profit (Loss)
     Property and casualty insurance:
       Underwriting:
         Personal                         ($  3,167)     $    8,860         ($    1,121)    $   30,129
         Specialty                           (9,246)        (21,781)             (7,925)       (80,886)
         Other lines - primarily
           discontinued                       2,747          (5,856)             (5,089)       (33,089)
                                             (9,666)        (18,777)            (14,135)       (83,846)
       Investment and other income           68,452          88,193             206,074        282,239
                                             58,786          69,416             191,939        198,393
     Annuities and life                      21,250          48,977              71,681        107,649
     Other (c)                              (15,899)        (23,697)            (52,599)       (69,855)
                                             64,137          94,696             211,021        236,187
     Equity in net earnings (loss)
       of investee                          (14,797)         (5,518)              2,639         26,396

                                           $ 49,340      $   89,178          $  213,660     $  262,583




     (a) Revenues include sales of products and services as well as other income earned by the respective segments.
     (b) Represents primarily investment income.
     (c) Includes holding company expenses.

                    AMERICAN FINANCIAL CORPORATION 10-Q

D. Investment in Investee Corporation Investment in investee corporation reflects AFC's ownership of 24 million shares (36%) of Chiquita common stock. The market value of this investment was $142 million and $229 million at September 30, 1999 and December 31, 1998, respectively. Chiquita is a leading international marketer, producer and distributor of quality fresh fruits and vegetables and processed foods. Summarized financial information for Chiquita follows (in millions):

                                     Nine months ended September 30,
                                                   1999        1998
      Net Sales                                  $1,937      $2,094
      Operating Income                               93         157
      Net Income                                     19          83

E. Payable to American Financial Group In 1997, AFC entered into a ten-year reciprocal Master Credit Agreement among AFG and several of AFG's subsidiary holding companies, including APU and AFC's direct parent, AFC Holding Company, under which funds are made available to each other at one percent over LIBOR.

F. Long-Term Debt The carrying value of long-term debt consisted of the following (in thousands):
                                                  September 30, December 31,
                                                          1999         1998
      Holding Companies:
       AFC notes payable under bank line              $ 60,000     $ 80,000
       AFC 9-3/4% Debentures due April 2004               -          78,560
       American Premier Underwriters, Inc. ("APU")
         9-3/4% Subordinated Notes due August 1999        -          89,467
       APU 10-5/8% Subordinated Notes due April 2000    23,885       41,518
       APU 10-7/8% Subordinated Notes due May 2011      11,673       17,473
       Other                                             8,986        8,518

                                                      $104,544     $315,536
      Subsidiaries:
       AAG 6-7/8% Senior Notes due June 2008          $100,000     $100,000
       AAG notes payable under bank line                95,000       27,000
       Notes payable secured by real estate             31,823       37,602
       Other                                            12,365       12,294

                                                      $239,188     $176,896

   In the second quarter of 1999, AFC used funds borrowed under its credit agreement with AFG to (i) repay $155 million borrowed under its bank line; (ii) redeem its 9-3/4% Debentures for $82.9 million and
   (iii) repurchase $22.2 million of APU Notes for $24.5 million.

   In August 1999, APU redeemed its 9-3/4% Notes at maturity and AFC borrowed $60 million under the bank line.

   At September 30, 1999, sinking fund and other scheduled principal payments on debt for the balance of 1999 and the subsequent five years were as follows (in thousands):

                  Holding
                Companies     Subsidiaries            Total
      1999        $  -             $   596         $    596
      2000         23,667            3,501           27,168
      2001           -               1,512            1,512
      2002         66,044           36,405          102,449
      2003           -              61,438           61,438
      2004           -              14,391           14,391

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

G. Minority Interest Minority interest in AFC's balance sheet is comprised of the following (in thousands):

                                                  September 30,  December 31,
                                                          1999          1998
      Interest of AFG (parent) and noncontrolling
        shareholders in subsidiaries' common stock    $277,696      $299,335
      Preferred securities issued by
        subsidiary trusts                              219,600       225,000

                                                      $497,296      $524,335

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

   Date of                                   September 30,  December 31,   Optional
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

   Minority Interest Expense Minority interest expense is comprised of (in thousands):

                                                       Nine months ended
                                                          September 30,
                                                         1999        1998
      Interest of AFG (parent) and noncontrolling
        shareholders in earnings of subsidiaries $21,842 $23,861 Accrued distributions by subsidiaries
        on trust issued preferred securities           13,936      14,274

                                                      $35,778     $38,135

                    AMERICAN FINANCIAL CORPORATION 10-Q

H.   Shareholders' Equity

   Preferred Stock Under provisions of both the Nonvoting (4.0 million shares authorized) and Voting (4.0 million shares authorized) Cumulative Preferred Stock, the Board of Directors may divide the authorized stock into series and set specific terms and conditions of each series. The outstanding voting shares of AFC's Preferred Stock consisted of the following:

       Series J, no par value; $25.00 liquidation value per share; annual dividends per share $2.00; redeemable at AFC's option at $25.75 per share beginning December 2005 declining to $25.00 at December 2007 and thereafter; 2,886,161 shares (stated value $72.2 million) outstanding at September 30, 1999 and December 31, 1998.

   Unrealized Gain on Marketable Securities The change in unrealized gains on marketable securities for the nine months ended September 30 included the following (in millions):

                                                                    Minority
                                                Pretax      Taxes   Interest        Net
               1999
   Unrealized holding gains (losses) on
     securities arising during the period      ($471.7)    $163.4      $36.9    ($271.4)
   Reclassification adjustment for
     realized gains included in net income        (6.0)       2.1         .8       (3.1)
   Change in unrealized gains on
     marketable securities, net                ($477.7)    $165.5      $37.7    ($274.5)

               1998
   Unrealized holding gains (losses) on
     securities arising during the period       $ 67.2    ($ 22.0)    ($ 8.1)    $ 37.1
   Reclassification adjustment for
     realized gains included in net income
     and unrealized gains of subsidiaries sold   (45.1)      15.8        4.5      (24.8)
   Change in unrealized gains on
     marketable securities, net                 $ 22.1    ($  6.2)    ($ 3.6)    $ 12.3

I. Extraordinary Items Extraordinary items represent AFC's proportionate share of losses related to debt retirements by the following companies. Amounts shown are net of minority interest and income taxes (in thousands):
                                     Nine months ended
                                       September 30,
                                      1999        1998
         Holding Companies:
          AFC (parent)             ($2,993)      ($ 51)
          APU (parent)                (856)        (54)
         Subsidiaries:
          AAG                          -          (649)

                                   ($3,849)      ($754)

                    AMERICAN FINANCIAL CORPORATION 10-Q

J. Cash Flows - Fixed Maturity Investments "Investing activities" related to fixed maturity investments in AFC's Statement of Cash Flows consisted of the following (in thousands):

                                   Available       Held to
                                    For Sale      Maturity(a)        Total
      1999
      Purchases                   $1,547,160      $   -         $1,547,160
      Maturities and redemptions     801,833          -            801,833
      Sales                          885,901          -            885,901

      1998
      Purchases                   $1,681,251      $    826      $1,682,077
      Maturities and redemptions     538,293       478,711       1,017,004
      Sales                          506,819        37,903(b)      544,722

      (a) At December 31, 1998, AFC reclassified all of its "held to maturity" fixed maturity securities to "available for sale."
      (b) Sold (at a gain of $.7 million) due to significant deterioration in the issuers' creditworthiness.

K. Commitments and Contingencies There have been no significant changes to the matters discussed and referred to in Part II of AFC's June 30, 1999 Form 10-Q and Note L "Commitments and Contingencies" in AFC's Annual Report on Form 10-K for 1998.

                    AMERICAN FINANCIAL CORPORATION 10-Q

                                  ITEM 2

                   Management's Discussion and Analysis
             of Financial Condition and Results of Operations

   GENERAL

   AFC and American Premier are organized as holding companies with almost all of their operations being conducted by subsidiaries. These parent corporations, however, have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends, and taxes. Therefore, certain analyses are best done on a parent only basis while others are best done on a total enterprise basis. In addition, since most of its businesses are financial in nature, AFC does not prepare its consolidated financial statements using a current-noncurrent format. Consequently, certain traditional ratios and financial analysis tests are not meaningful.

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

   To address the Year 2000 issue, AFC's operations were divided into separate systems groups. All groups have completed Year 2000 program modifications and software installations, about 98% of the tests to be performed, and are engaged in test documentation activities.

   Contingency plans are being developed for certain business processes and systems deemed most critical to operations. These plans provide a documented order of actions necessary to keep the business functions operating. Such plans typically include procedures and workflow processes for operating in a failed environment. Contingency planning is expected to be substantially completed by November 30, 1999.

   Many of the systems being replaced were planned replacements which were accelerated due to the Year 2000 considerations. In addition, a significant portion of AFC's Year 2000 Project is being completed using internal staff. Therefore, cost estimates for the Year 2000 Project do not represent solely incremental costs.

   During the first nine months of 1999, AFC incurred $23 million for Year 2000 costs, of which $6 million was capitalized and $17 million was expensed. From the inception of the Year 2000 Project in the early 1990s, AFC estimates that it has incurred approximately $70 million of such costs, including capitalized costs of $16 million. AFC expects that an additional $7 million will be incurred, of which about half will be capitalized.

   Projected Year 2000 costs and completion dates are based on management's best estimates. However, there can be no assurances that these estimates will be achieved. Should software modifications and new software installations not be completed on a timely basis, the resulting disruptions could have a material adverse affect on operations.

   AFC's operations could also be affected by the inability of third parties such as agents and vendors to become Year 2000 compliant. Assessments of property and casualty agents and life and annuity agents have been completed. Efforts to evaluate third party vendors have been intensified and will continue to be

                    AMERICAN FINANCIAL CORPORATION 10-Q

                   Management's Discussion and Analysis
       of Financial Condition and Results of Operations - Continued


   updated through the fourth quarter. In addition, AFC's property and casualty insurance subsidiaries are reviewing the potential impact of the Year 2000 issue on insureds as part of their underwriting process. They are also reviewing policy forms, issuing clarifying endorsements where appropriate and examining coverage issues for Year 2000 exposures. While it is possible that Year 2000 claims may emerge in future periods, it is not possible to estimate any such amounts.

   IT Initiative In the third quarter of 1999, AFC's newly hired Chief Information Officer initiated an enterprise-wide study of its information technology ("IT") resources, needs and opportunities. AFC expects that the initiative will entail extensive effort and costs and may lead to substantial changes in the area, which should result in significant cost savings, efficiencies and effectiveness in the future. While the costs (most of which will be expensed) will precede any savings to be realized, management expects benefits to greatly exceed the costs incurred, all of which will be funded through available working capital.

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

   LIQUIDITY AND CAPITAL RESOURCES

   Ratios AFG's debt to total capital ratio at the parent holding company level (excluding amounts due AFG) was approximately 7% at September 30, 1999 and 17% at December 31, 1998. Including amounts due AFG, the ratio was 27% at September 30, 1999 and 28% at December 31, 1998.

   AFG's ratio of earnings to fixed charges, excluding and including preferred dividends, (on a total enterprise basis) was 4.06 and 3.71 for the first nine months of 1999 and 3.44 and 3.15 for the entire year of 1998.

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

   AFC has a revolving credit agreement with several banks under which it can borrow up to $300 million. The credit line provides ample liquidity and can be used to obtain funds for operating subsidiaries or, if necessary, for the parent companies. At September 30, 1999, there was $60 million borrowed under the credit line.

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

   Investments Approximately 90% of the fixed maturities held by AFC were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at September 30, 1999. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

   AFC's equity securities are concentrated in a relatively limited number of major positions. This approach allows management to more closely monitor the companies and the industries in which they operate.

   RESULTS OF OPERATIONS

   General Pretax earnings before extraordinary items and cumulative effect of accounting change for the three months and nine months ended September 30, 1999 were $49.3 million and $214 million, respectively, compared to $89.2 million and $262.6 million in the comparable 1998 periods. Improved underwriting results for both the three and nine month periods were more than offset by decreases in realized gains, investment income and investee earnings.

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

   Net written premiums and combined ratios for AFC's property and casualty insurance subsidiaries were as follows (dollars in millions):

                                      Three months ended    Nine months ended
                                          September 30,      September 30,
                                         1999       1998      1999       1998
      Net Written Premiums (GAAP)
        Personal                       $287.3     $314.3  $  839.2   $  998.0
        Specialty                       323.7      357.9     850.4    1,039.6
        Other lines                        .7        2.1       (.8)      17.7
                                       $611.7     $674.3  $1,688.8   $2,055.3

      Combined Ratios (GAAP)
        Personal                        101.1%      97.3%    100.2%      96.9%
        Specialty                       103.2      106.0     101.0      107.5
        Aggregate (including
          discontinued lines)           101.7      102.8     100.8      104.1

      Personal The Personal group's net written premiums for the third quarter and first nine months of 1999 includes $22.1 million and $42.9 million, respectively, in net premiums written by Worldwide since its acquisition in April. The decrease in written premiums reflects continuing strong price competition in the private passenger automobile market. The combined ratios for 1999 increased as loss and underwriting expenses declined at a slower rate than premiums.

      Specialty The Specialty Group's net written premiums for the third quarter and first nine months of 1999 increased slightly compared to the 1998 periods, excluding premiums of the commercial lines division sold in December 1998 and the effect of ceding approximately 30% of California workers' compensation premiums under a reinsurance agreement implemented during the third quarter of 1998.

   A deferred gain of $103 million on the Commercial lines business ceded to Ohio Casualty in December 1998 is being recognized over the estimated settlement period (weighted average 4.25 years) of the claims ceded. The Specialty group's underwriting results for the third quarter and first nine months of 1999 include $6.7 million and $20.1 million, respectively, in earnings recognized on the ceded business. In addition, the improvement in the combined ratios for the 1999 periods reflects (i) a decrease in losses from severe weather for the nine-month period (ii) improved underwriting margins in California workers' compensation business largely due to favorable reinsurance agreements and (iii) the absence of losses included in the 1998 periods attributable to the commercial lines sold.

                    AMERICAN FINANCIAL CORPORATION 10-Q

                   Management's Discussion and Analysis
       of Financial Condition and Results of Operations - Continued


   Life, Accident and Health Premiums and Benefits The decrease in life, accident and health premiums and benefits reflects primarily the sale of AAG's Funeral Services division in September 1998.

   Investment Income  Investment income decreased approximately
   $7.5 million (3%) in the third quarter of 1999 and $40.7 million (6%) in the first nine months of 1999 compared to 1998 due primarily to the transfer of investment assets in connection with the sales of the Commercial lines division and Funeral Services division in 1998, partially offset by the effect of the purchase of Worldwide in April 1999.

   Investee Corporation Equity in net earnings of investee corporation represents AFC's proportionate share of Chiquita's earnings. Chiquita reported net losses for the third quarter of 1999 and 1998 of $37 million and $11 million, respectively. For the first nine months of 1999 and 1998, Chiquita reported net income of $19 million and $83 million, respectively.

   Realized Gains Realized capital gains have been an important part of the return on investments in marketable securities. Individual securities are sold creating gains and losses as market opportunities exist.

   Gain on Sale of Investee and Subsidiaries The gains on sales of investees and subsidiaries in 1998 include (i) pretax gains of $7.7 million and $1.7 million in the first and second quarters as a result of Chiquita's public issuance of shares of its common stock,
   (ii) a pretax gain of $21.6 million on AAG's sale of its Funeral Services division in September and (iii) a third quarter charge of $10.5 million relating to operations expected to be sold or otherwise disposed of.

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

                    AMERICAN FINANCIAL CORPORATION 10-Q


                                  Item 3

          Quantitative and Qualitative Disclosure of Market Risk


   The tables below show scheduled principal payments (in millions) on fixed-rate and variable-rate long-term debt of AFC and its subsidiaries and related average interest rates as of September 30, 1999 and December 31, 1998.

                                     September 30, 1999
                           Fixed-Rate Debt        Variable-Rate Debt
                                     Weighted                 Weighted
                         Scheduled    Average    Scheduled     Average
                         Principal   Interest    Principal    Interest
                          Payments       Rate     Payments        Rate
       1999 (remainder)     $   .4       6.78%      $   .1        7.26%
       2000                   27.0       9.96           .2        7.13
       2001                    1.4       6.81           .1        7.00
       2002                    1.3       6.50        101.2        6.08
       2003                    1.3       6.38         60.2        5.89
       2004                   14.2       8.38           .2        7.00
       Thereafter            135.2       7.25           .1        7.00

       Total                $180.8       7.74%      $162.1        6.01%

       Market Value         $175.7                  $162.1



                                     December 31, 1998
                           Fixed-Rate Debt        Variable-Rate Debt
                                     Weighted                 Weighted
                         Scheduled    Average    Scheduled     Average
                         Principal   Interest    Principal    Interest
                          Payments       Rate     Payments        Rate
       1999                 $ 90.7       9.69%      $   .3        5.86%
       2000                   49.1       9.85           .2        5.80
       2001                    1.2       7.13           .1        5.58
       2002                    1.1       6.81         85.7        5.95
       2003                    1.1       6.68         27.2        6.09
       Thereafter            233.3       8.26           .2        5.58

       Total                $376.5       8.80%      $113.7        5.98%

       Market Value         $388.9                  $113.7


   As of September 30, 1999, there were no material changes to the other information provided in AFC's Form 10-K for 1998 under the caption "Exposure to Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    AMERICAN FINANCIAL CORPORATION 10-Q
                                  PART II
                             OTHER INFORMATION


                                  Item 6

                     Exhibits and Reports on Form 8-K


(a) Exhibit 27.1 - Financial Data Schedule as of September 30, 1999.
               For submission in electronic filing only.

(b) Reports on Form 8-K:  none








                                 Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized.


                                American Financial Corporation



November 12, 1999               BY: Fred J. Runk
                                    Fred J. Runk
                                    Senior Vice President and Treasurer