Form 10-K405
period 1999-12-31
AMERICAN FINANCIAL CORP
filed 2000-03-30
CIK 5016

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

           Annual Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


For the Fiscal Year Ended                              Commission File
December 31, 1999                                      No. 1-7361


                      AMERICAN FINANCIAL CORPORATION


Incorporated under                                     IRS Employer I.D.
the Laws of Ohio                                       No. 31-0624874

              One East Fourth Street, Cincinnati, Ohio 45202
                              (513) 579-2121

Securities Registered Pursuant to Section 12(b) of the Act:
                                                   Name of Each Exchange
   Title of Each Class                             on which Registered
   -------------------                             -------------------
   Series J Voting Cumulative Preferred Stock      Pacific Exchange, Inc.

Securities Registered Pursuant to Section 12(g) of the Act:  None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and need not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 1, 2000, there were 10,593,000 shares of the Registrant's Common Stock outstanding all of which were owned by American Financial Group, Inc. At that date there were 2,886,161 shares of Series J Voting Preferred Stock outstanding (all of which were owned by non-affiliates). The aggregate market value of the Preferred Stock at that date was approximately $67.8 million.

                               -------------

                   Documents Incorporated by Reference:

   Proxy Statement for the 2000 Annual Meeting of Shareholders (portions of which are incorporated by reference into Part III hereof).

                      AMERICAN FINANCIAL CORPORATION

                          INDEX TO ANNUAL REPORT

                               ON FORM 10-K

Part I                                                           Page
                                                                 ----
  Item 1 - Business:
            Introduction                                            1
            Property and Casualty Insurance Operations              2
            Annuity and Life Operations                            15
            Other Companies                                        19
            Investment Portfolio                                   19
            Foreign Operations                                     21
            Regulation                                             21
  Item  2 - Properties                                             22
  Item  3 - Legal Proceedings                                      23
  Item  4 - Submission of Matters to a Vote of Security Holders   (a)

Part II
  Item  5 - Market for Registrant's Common Equity and Related
            Stockholder Matters                                    24
  Item  6 - Selected Financial Data                                25
  Item  7 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    26
  Item 7A - Quantitative and Qualitative Disclosures About
            Market Risk                                            36
  Item  8 - Financial Statements and Supplementary Data            36
  Item  9 - Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                   (a)

Part III
  Item 10 - Directors and Executive Officers of the Registrant     36
  Item 11 - Executive Compensation                                 36
  Item 12 - Security Ownership of Certain Beneficial Owners
            and Management                                         36
  Item 13 - Certain Relationships and Related Transactions         36

Part IV
  Item 14 - Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                                   S-1

 (a) The response to this Item is "none".

Forward-Looking Statements The Private Securities Litigation Reform Act of 1995 encourages corporations to provide investors with information about the company's anticipated performance and provides protection from liability if future results are not the same as management's expectations. This document, chiefly in Items 1, 3, 5, 7 and 8, contains certain forward-looking statements that are based on assumptions which management believes are reasonable, but by their nature, inherently uncertain. Future results could differ materially from those projected. Factors that could cause such differences include, but are not limited to: changes in economic conditions especially with regard to availability of and returns on capital, regulatory actions, changes in legal environment, levels of catastrophe and other major losses, availability of reinsurance, and competitive pressures. AFC undertakes no obligation to update any forward-looking statements.

                                  PART I

                                  ITEM 1

                                 Business
                                 --------

Please refer to "Forward Looking Statements" following the Index in front of this Form 10-K.

Introduction

   American Financial Corporation ("AFC") is a holding company which, through its subsidiaries, is engaged primarily in private passenger automobile and specialty property and casualty insurance businesses and in the sale of tax-deferred annuities and certain life and supplemental health insurance products. AFC's property and casualty operations originated in the 1800's and make up one of the twenty five largest property and casualty groups in the United States based on statutory net premiums written. AFC was incorporated as an Ohio corporation in 1955. Its address is One East Fourth Street, Cincinnati, Ohio 45202; its phone number is (513) 579-2121. At December 31, 1999, all of the outstanding Common Stock of AFC was owned by American Financial Group, Inc. ("AFG").

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

                                      Voting Ownership at December 31,
                                      --------------------------------
                                      1999   1998   1997   1996   1995
                                      ----   ----   ----   ----   ----
  American Premier Underwriters        81%    81%    81%    81%    (a)
  Great American Insurance Group      100%   100%   100%   100%   100%
  American Annuity Group               83%    82%    81%    81%    81%
  American Financial Enterprises       80%    80%    80%    83%    83%
  Chiquita Brands International        36%    37%    39%    43%    44%
  Citicasters                           -      -      -    (b)     38%

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

Property and Casualty Insurance Operations

   Following the sale of substantially all of its Commercial lines division, AFC's property and casualty group is engaged primarily in private passenger automobile and specialty insurance businesses. Accordingly, AFC manages its property and casualty group as two major business groups: Personal and Specialty. Each group reports to an individual senior executive and is comprised of multiple business units which operate autonomously but with certain strong central controls and full accountability. Decentralized control allows each unit the autonomy necessary to respond to local and specialty market conditions while capitalizing on the efficiencies of centralized investment and administrative support functions. AFC's property and casualty insurance operations employ approximately 7,800 persons.

   AFC sold the Commercial lines division to Ohio Casualty Corporation in December 1998 for approximately $300 million plus warrants to purchase 6 million (post split) shares of Ohio Casualty common stock. AFC may receive up to an additional $40 million in the year 2000 based upon the retention and growth through May 31, 2000 of the insurance businesses acquired by Ohio Casualty. The commercial lines business sold generated net written premiums of approximately $230 million in 1998 prior to the sale and $315 million in 1997.

   In April 1999, AFC acquired Worldwide Insurance Company (formerly, Providian Auto and Home Insurance Company), for $157 million in cash. The purchase price reflects about $45 million in capital and surplus retained by Worldwide that had been anticipated to be paid as a dividend by Worldwide after AFC's acquisition. Worldwide is a provider of direct response private passenger automobile insurance and is licensed in 45 states. The acquisition provides AFC with a significant base for selling private passenger auto insurance business and a variety of other insurance products directly to consumers, including over the Internet. In 1999, Worldwide generated net written premiums of $94 million, including $71 million after its acquisition.

   AFC operates in a highly competitive industry that is affected by many factors which can cause significant fluctuations in its results of operations. The industry has historically been subject to pricing cycles characterized by periods of intense competition and lower premium rates (a "downcycle") followed by periods of reduced competition, reduced underwriting capacity due to lower policyholders' surplus and higher premium rates (an "upcycle"). The property and casualty insurance industry has been in an extended downcycle for over a decade, although early indications of some price firming and increases are being seen in certain specialty markets and in the private passenger automobile market.

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

   Management's focus on underwriting performance has resulted in a statutory combined ratio averaging 104.0% for the period 1995 to 1999, as compared to 105.4% for the property and casualty industry over the same period (Source:
"Best's Review/Preview - Property/Casualty" - January 2000 Edition). AFC believes that its product line diversification and underwriting discipline have contributed to the Company's ability to consistently outperform the industry's underwriting results. Management's philosophy is to refrain from writing business that is not expected to produce an underwriting profit even if it is necessary to limit premium growth to do so.

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

   The following table shows (in millions) certain information of AFC's property and casualty insurance operations.

                                 1999      1998      1997
                                 ----      ----      ----
  Statutory Basis
  ---------------
  Premiums Earned             $ 2,197   $ 2,657    $2,802
  Admitted Assets               6,332     6,463     6,983
  Unearned Premiums             1,005       914     1,133
  Loss and LAE Reserves         3,525     3,702     3,475
  Capital and Surplus           1,664     1,840     1,916

  GAAP Basis
  ----------
  Premiums Earned             $ 2,211   $ 2,699    $2,824
  Total Assets                  9,487    10,053     9,212
  Unearned Premiums             1,326     1,233     1,329
  Loss and LAE Reserves         4,795     4,773     4,225
  Shareholder's Equity          3,158     3,174     3,019

   The following table shows the segment, independent ratings, and size (in millions) of AFC's major property and casualty insurance subsidiaries. AFC continues to focus on growth opportunities in what it believes to be more profitable specialty and private passenger auto businesses which represented the bulk of 1999 net written premiums.

                                                    Net Written Premiums
                                                    --------------------
  Company          (Ratings - AM Best/S&P)          Personal   Specialty
  ---------------------------------------           --------   ---------
  Great American Pool(*)          A    A+             $  204      $  811

  Republic Indemnity              A    A+                -           135
  Mid-Continent                   A    A+                -           105
  National Interstate             A-   -                 -            37
  American Empire Surplus Lines   A    A+                -            15

  Atlanta Casualty                A-   A+                281         -
  Infinity                        A    A+                308         -
  Windsor                         A    A+                229         -
  Leader                          A-   A+                125         -
  Other                                                    7           8
                                                      ------      ------
                                                      $1,154      $1,111
                                                      ======      ======

  (*) The Great American Pool represents approximately 15 subsidiaries, including Great American Insurance, American National Fire and Worldwide. Duff & Phelps assigned the Great American Pool a rating of AA- (very high).

   The following table shows the performance of AFC's property and casualty insurance operations (dollars in millions):

                                              1999         1998        1997
                                              ----         ----        ----

   Net written premiums                     $2,263       $2,609(a)   $2,858
                                            ======       ======      ======

   Net earned premiums                      $2,211       $2,699      $2,824
   Loss and LAE                              1,589        2,001       2,076
   Special A&E charge                         -             214         -
   Underwriting expenses                       661          764         783
   Policyholder dividends                        4            9           7
                                            ------       ------      ------
   Underwriting loss                       ($   43)     ($  289)    ($   42)
                                            ======       ======      ======

   GAAP ratios:
      Loss and LAE ratio                      71.9%        82.1%       73.5%
      Underwriting expense ratio              29.9         28.3        27.7
      Policyholder dividend ratio               .2           .3          .2
                                             -----        -----       -----
      Combined ratio (b)                     102.0%       110.7%      101.4%
                                             =====        =====       =====

   Statutory ratios:
      Loss and LAE ratio                      73.4%        82.7%       73.4%
      Underwriting expense ratio              30.0         27.9        27.3
      Policyholder dividend ratio               .3           .5          .7
                                             -----        -----       -----
      Combined ratio (b)                     103.7%       111.1%      101.4%
                                             =====        =====       =====

   Industry statutory combined ratio (c)     107.5%       105.6%      101.6%

  (a) Includes $232 million generated by the Commercial lines sold.
  (b) The 1998 combined ratios include effects of the strengthening of insurance reserves relating to asbestos and other environmental matters ("A&E") of 7.9 percentage points (GAAP) and 8.0 percentage points (statutory).
  (c) Ratios are derived from "Best's Review/Preview - Property/Casualty" (January 2000 Edition).

   As with other property and casualty insurers, AFC's operating results can be adversely affected by unpredictable catastrophe losses. Certain natural disasters (hurricanes, tornadoes, floods, forest fires, etc.) and other incidents of major loss (explosions, civil disorder, fires, etc.) are classified as catastrophes by industry associations. Losses from these incidents are usually tracked separately from other business of insurers because of their sizable effects on overall operations. AFC generally seeks to reduce its exposure to such events through individual risk selection and the purchase of reinsurance. Major catastrophes in recent years included midwestern hailstorms and tornadoes and Hurricanes Bonnie and Georges in 1998. Total net losses to AFC's insurance operations from catastrophes were $24 million in 1999; $60 million in 1998; and $20 million in 1997. These amounts are included in the tables herein.

Personal

   General The Personal group writes primarily private passenger automobile liability and physical damage insurance, and to a lesser extent, homeowners' insurance.

   The majority of AFC's auto premiums has been from sales in the nonstandard market covering drivers unable to obtain insurance through standard market carriers due to factors such as age, record of prior accidents, driving violations, particular occupation or type of vehicle. Though the Personal group will continue to write coverage in this market, it has launched an expanded approach making personal automobile coverage available to drivers across a full spectrum from preferred to nonstandard with emphasis on the preferred and standard categories. AFC's approach to its auto business is to develop tailored rates for its personal automobile customers based on a variety of factors, including the driving record of the insureds, the number of and type of vehicles covered, etc.

   AFC's approach to homeowners business is to limit exposure in locations which have significant catastrophic potential (such as windstorms, earthquakes and hurricanes). Since the beginning of 1998, AFC has ceded 90% of its homeowners' business through reinsurance agreements and will continue to do so at least through the end of 2000.

   The Personal group writes business in 49 states and holds licenses to write policies in all states and the District of Columbia. The U.S. geographic distribution of the Personal group's statutory direct written premiums in 1999 compared to 1995, was as follows:

                    1999    1995                    1999    1995
                    ----    ----                    ----    ----
   California       18.1%    5.8%     Arizona        2.1%    3.3%
   New York          9.7      *       Tennessee       *      3.1
   Georgia           9.6     6.8      Oklahoma        *      2.5
   Connecticut       9.4     8.4      Indiana         *      2.5
   Florida           9.0     8.7      Washington      *      2.2
   Pennsylvania      5.1     7.2      Mississippi     *      2.2
   Texas             4.6    19.5      Alabama         *      2.2
   New Jersey        3.4     2.0      Ohio            *      2.0
   North Carolina    2.4     3.0      Other         26.6    18.6
                                                   -----   -----
   ---------------                                 100.0%  100.0%
   (*) less than 2%                                =====   =====


   Management believes that the Personal group's underwriting success has been due, in part, to the refinement of various risk profiles, thereby dividing the consumer market into more defined segments which can be underwritten or priced properly. In addition, the Personal group has implemented cost control measures both in the underwriting and claims handling areas.

   The following table shows the performance of AFC's Personal group insurance operations (dollars in millions):

                                                 1999        1998        1997
                                                 ----        ----        ----

  Net written premiums                         $1,154      $1,279      $1,345
                                               ======      ======      ======

  Net earned premiums                          $1,163      $1,290      $1,357
  Loss and LAE                                    881         958       1,019
  Underwriting expenses                           290         298         318
  Policyholder dividends                         -           -             (1)
                                               ------      ------      ------
  Underwriting profit (loss)                  ($    8)     $   34      $   21
                                               ======      ======      ======

  GAAP ratios:
     Loss and LAE ratio                         75.7%        74.2%       75.1%
     Underwriting expense ratio                 25.0         23.1        23.5
     Policyholder dividend ratio                  -            -          (.1)
                                               -----         ----        ----
     Combined ratio                            100.7%        97.3%       98.5%
                                               =====         ====        ====

  Statutory ratios:
     Loss and LAE ratio                         75.6%        74.3%       75.2%
     Underwriting expense ratio                 25.4         22.4        22.9
                                               -----         ----        ----
     Combined ratio                            101.0%        96.7%       98.1%
                                               =====         ====        ====

  Industry statutory combined ratio (a)        106.0%       104.3%      100.1%

  (a) Represents the personal lines industry statutory combined ratio derived from "Best's Review/Preview - Property/Casualty" (January 2000 Edition).

   Marketing A goal of the Personal group is to be able to provide a full spectrum of quality, competitively priced products to customers at any time and in any manner desirable to the customer, whether through independent agents or direct marketing channels, including over the Internet. The acquisition of Worldwide Insurance Company was important to the Personal group's overall marketing strategy as it enhances AFC's ability to sell products over the Internet and through other direct marketing channels. By the end of the year 2000, AFC expects to have the capability to sell over the Internet in as many as twelve states which together represent the majority of the U.S. auto market.

   The Personal group had approximately 1.1 million policies in force at December 31, 1999, just under 80% of which had policy limits of $50,000 or less per occurrence.

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

  Inland and Ocean Marine  Provides coverage primarily for
                           marine cargo, boat dealers, marina operators/dealers, excursion vessels, builder's risk, contractor's equipment, excess property and motor truck cargo.

  Workers' Compensation    Writes coverage for prescribed benefits
                           payable to employees (principally in California) who are injured on the job.

  Agricultural-related     Provides federally reinsured multi-peril crop
    (allied lines)         insurance covering most perils as well as crop
                           hail, equine mortality and other coverages for full-time operating farms/ranches and agribusiness operations on a nationwide basis.

  Executive and            Markets liability coverage for attorneys and for
    Professional Liability directors and officers of businesses and not-
                           for-profit organizations.

  Japanese Business        Provides coverage primarily for workers'
                           compensation, commercial auto, umbrella, and general liability of Japanese businesses operating in the U.S.

  Fidelity and             Provides surety coverage for various
    Surety Bonds           types of contractors and public and private
                           corporations and fidelity and crime coverage for government, mercantile and financial institutions.

  Collateral Protection    Provides coverage for insurance risk
                           management programs for lending and leasing institutions.

  Umbrella and Excess      Consists primarily of large liability
                           coverage in excess of primary layers.

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

   The U.S. geographic distribution of the Specialty group statutory direct written premiums in 1999 compared to 1995 is shown below.

                     1999     1995                            1999      1995
                     ----     ----                            ----      ----
    California       26.3%    25.7%       Pennsylvania         2.3%      3.1%
    Texas             7.8      6.6        Ohio                 2.2       2.6
    New York          5.7      8.4        North Dakota         2.1        *
    Florida           4.4      3.1        Georgia              2.0        *
    Illinois          4.0      3.5        North Carolina        *        3.4
    Massachusetts     3.7      4.1        Michigan              *        3.2
    Oklahoma          3.3      2.7        Connecticut           *        2.6
    New Jersey        2.5      4.3        Maryland              *        2.0
                                          Other               33.7      24.7
                                                             -----     -----
    ---------------                                          100.0%    100.0%
                                                             =====     =====
    (*) less than 2%


   The following table sets forth a distribution of statutory net written premiums for AFC's Specialty group by NAIC annual statement line for 1999 compared to 1995.

                                     1999     1995
                                     ----     ----
  Other liability                    19.3%    18.6%
  Workers' compensation              18.7     30.9
  Inland marine                      13.3      6.2
  Commercial multi-peril              9.8     14.7
  Auto liability                      9.3      8.3
  Allied lines                        5.9      6.5
  Fidelity and surety                 4.9      2.5
  Auto physical damage                4.5      2.7
  Ocean marine                        3.7      3.4
  General aviation                    2.8       *
  Collateral protection               2.7       *
  Other                               5.1      6.2
                                    -----    -----
  ---------------                   100.0%   100.0%
                                    =====    =====
  (*) less than 2%

   The following table shows the performance of AFC's Specialty group insurance operations (dollars in millions):

                                                1999       1998          1997
                                                ----       ----          ----

   Net written premiums                       $1,111     $1,312(a)     $1,468
                                              ======     ======        ======

   Net earned premiums                        $1,048     $1,372        $1,429
   Loss and LAE                                  702        979           967
   Underwriting expenses                         370        451           454
   Policyholder dividends                          4          9             8
                                              ------     ------        ------
   Underwriting profit (loss)                ($   28)   ($   67)       $  -
                                              ======     ======        ======

   GAAP ratios:
     Loss and LAE ratio                        67.0%      71.4%         67.6%
     Underwriting expense ratio                35.3       32.9          31.8
     Policyholder dividend ratio                 .4         .7            .6
                                              -----      -----         -----
     Combined ratio                           102.7%     105.0%        100.0%
                                              =====      =====         =====

   Statutory ratios:
     Loss and LAE ratio                        70.2       72.1%         67.6%
     Underwriting expense ratio                34.8       34.1          31.5
     Policyholder dividend ratio                 .5        1.0           1.4
                                              -----      -----         -----
     Combined ratio                           105.5%     107.2%        100.5%
                                              =====      =====         =====

   Industry statutory combined ratio (b)      109.0%     107.3%        103.7%


  (a) Includes $232 million generated by the Commercial lines sold.
  (b) Represents the commercial industry statutory combined ratio derived from "Best's Review/Preview - Property/Casualty" (January 2000 Edition).

   Marketing The Specialty group operations direct their sales efforts primarily through independent property and casualty insurance agents and brokers, although portions are written through employee agents. These businesses write insurance through several thousand agents and brokers and have approximately 330,000 policies in force.

   Competition These businesses compete with other individual insurers, state funds and insurance groups of varying sizes, some of which are mutual insurance companies possessing competitive advantages in that all their profits inure to their policyholders. They also compete with self- insurance plans, captive programs and risk retention groups. Because of the specialty nature of these coverages, competition is based primarily on service to policyholders and agents, specific characteristics of products offered and reputation for claims handling. Price, commissions and profit sharing terms are also important factors. Management believes that sophisticated data analysis for refinement of risk profiles, extensive specialized knowledge and loss prevention service have helped AFC's Specialty group compete successfully.

Reinsurance

   Consistent with standard practice of most insurance companies, AFC reinsures a portion of its business with other insurance companies and assumes a relatively small amount of business from other insurers. Ceding reinsurance permits diversification of risks and limits the maximum loss arising from large or unusually hazardous risks or catastrophic events. The availability and cost of reinsurance are subject to prevailing market conditions which may affect the volume and profitability of business that is written. AFC is subject to credit risk with respect to its reinsurers, as the ceding of risk to reinsurers generally does not relieve AFC of its liability to its insureds.

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

                                            Retention     Reinsurance
   Coverage                                   Maximum     Coverage(a)
   --------                                 ---------     -----------
   California Workers' Compensation             $  .5          $150.0(b)
   Other Workers' Compensation                    1.0            49.0
   Commercial Umbrella                            1.0            49.0
   Other Casualty                                 5.0            15.0
   Property - General                             5.0            25.0(c)
   Property - Catastrophe                        10.0            65.0

   (a) Reinsurance covers substantial portions of losses in excess of retention.
   (b) In 1999 and 1998, AFC ceded 30% of its California workers' compensation business through a reinsurance agreement. This agreement was commuted in 2000.
   (c) In 1999 and 1998, AFC ceded 90% (80% in 1997) of its homeowners insurance coverage through a reinsurance agreement.

   AFC also purchases facultative reinsurance providing coverage on a risk by risk basis, both pro rata and excess of loss, depending on the risk and available reinsurance markets. Due in part to the limited exposure on individual policies, the nonstandard auto business is not materially involved in reinsuring risks with third party insurance companies.

   Included in the balance sheet caption "recoverables from reinsurers and prepaid reinsurance premiums" were approximately $140 million on paid losses and LAE and $1.6 billion on unpaid losses and LAE at December 31, 1999. The collectibility of a reinsurance balance is based upon the financial condition of a reinsurer as well as individual claim considerations. At December 31, 1999, AFC's insurance subsidiaries had allowances of approximately $82 million for doubtful collection of reinsurance recoverables, most of which related to unpaid losses.

   In 1998, AFC ceded $170 million in premiums to Ohio Casualty in connection with the sale of the Commercial lines division. In addition, AFC agreed to continue to issue and renew policies (in certain states) related to the business transferred until Ohio Casualty receives the required approvals and licensing to begin writing this business on its own behalf. Under the agreement, AFC cedes 100% of these premiums to Ohio Casualty. In 1999, AFC ceded approximately $337 million in premiums under the agreement.

   In 1999 and 1998, AFC ceded approximately 30% of its California workers' compensation business through a reinsurance agreement with Reliance Insurance Company. Due to concerns over Reliance's participation in a reinsurance pool run by Unicover Managers, Inc., AFC's reinsurance contracts with Reliance were commuted in January 2000. Under the commutation, AFC received cash in exchange for releasing Reliance from its obligations under the contracts. While amounts have been reserved in connection with the original insurance policies and the reinsurance agreement, no significant gain or loss was incurred from the commutation itself.

   AFC regularly monitors the financial strength of its reinsurers. This process periodically results in the transfer of risks to more financially secure reinsurers. Substantially all reinsurance is ceded to reinsurers having more than $100 million in capital and A.M. Best ratings of "A-" or better. Excluding business ceded to Ohio Casualty and Reliance (discussed above), the following companies assumed nearly half of AFC's 1999 ceded reinsurance: Mitsui Marine and Fire Insurance Company, American Re-Insurance Company, General Reinsurance Corporation, Hartford Fire Insurance Company, NAC Reinsurance Corporation, Transatlantic Reinsurance Company, Employers Reinsurance Corporation, Swiss Reinsurance America Corporation, Zurich Reinsurance North America, Inc. and Underwriters Reinsurance Company.

   Premiums written for reinsurance ceded and assumed are presented in the following table (in millions):

                                               1999    1998    1997
                                               ----    ----    ----
  Reinsurance ceded                            $898    $788    $614
  Reinsurance assumed - including
   involuntary pools and associations            48      38      89

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

   The following table presents the development of AFC's liability for losses and LAE, net of reinsurance, on a GAAP basis for the last ten years, excluding reserves of American Premier subsidiaries prior to the Mergers. The top line of the table shows the estimated liability (in millions) for unpaid losses and LAE recorded at the balance sheet date for the indicated years. The second line shows the re-estimated liability as of December 31, 1999. The remainder of the table presents development as percentages of the estimated liability. The development results from additional information and experience in subsequent years. The middle line shows a cumulative deficiency (redundancy) which represents the aggregate percentage increase (decrease) in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods as a percentage of the original loss reserve liability. The percentage of the December 31, 1997 reserve liability paid in 1998 includes approximately 10 percentage points for reserves ceded in connection with the sale of the Commercial lines division.


                                  1989    1990     1991     1992     1993     1994    1995     1996     1997     1998     1999
                                  ----    ----     ----     ----     ----     ----    ----     ----     ----     ----     ----
Liability for unpaid losses
and loss adjustment expenses:
----------------------------
   As originally estimated      $2,246  $2,137   $2,129   $2,123   $2,113   $2,187  $3,393   $3,404   $3,489   $3,305   $3,224
   As re-estimated at
     December 31, 1999           2,785   2,538    2,453    2,385    2,299    2,384   3,499    3,582    3,649    3,283      N/A

Liability re-estimated (*):
--------------------------
   One year later                100.4%   98.6%    99.3%    99.9%    98.1%    95.9%   98.7%   100.9%   104.5%    99.3%
   Two years later                99.3%   97.7%    98.7%    98.2%    94.1%    99.3%   98.5%   105.9%   104.6%
   Three years later              98.4%   97.4%    98.0%    95.2%    97.4%    99.9%  103.9%   105.2%
   Four years later               98.2%   99.2%    97.3%   100.3%    98.9%   109.4%  103.1%
   Five years later              101.1%  100.0%   103.0%   102.6%   109.7%   109.0%
   Six years later               102.7%  106.3%   105.6%   113.6%   108.8%
   Seven years later             109.2%  109.4%   116.9%   112.3%
   Eight years later             112.2%  120.9%   115.2%
   Nine years later              123.4%  118.8%
   Ten years later               124.0%

Cumulative deficiency
   (redundancy)                   24.0%   18.8%    15.2%    12.3%     8.8%     9.0%    3.1%     5.2%     4.6%     (.7%)    N/A
                                  ====    ====     ====     ====      ===      ===     ===      ===      ===      ===      ===

Cumulative paid as of:
---------------------
   One year later                 32.3%   26.1%    26.4%    26.7%    25.2%    26.8%   33.1%    33.8%    41.7%    29.8%
   Two years later                48.2%   43.2%    43.0%    43.7%    40.6%    42.5%   51.6%    58.0%    56.6%
   Three years later              59.2%   55.3%    55.4%    54.2%    50.9%    54.4%   67.2%    66.7%
   Four years later               67.6%   64.8%    63.3%    60.8%    59.1%    66.3%   72.0%
   Five years later               74.3%   71.1%    67.8%    67.0%    68.0%    69.8%
   Six years later                78.8%   74.5%    72.7%    74.0%    70.8%
   Seven years later              81.2%   78.6%    78.6%    76.3%
   Eight years later              84.8%   83.9%    80.5%
   Nine years later               89.0%   85.5%
   Ten years later                93.2%

(*) Reflects significant A&E charges and reallocations in 1994, 1996 and 1998 for prior years' losses. Excluding these items, the re-estimated liability shown above would decrease ranging from approximately 17 percentage points in 1989 to 6 percentage points in 1997.


   The following is a reconciliation of the net liability to the gross liability for unpaid losses and LAE.


                                             1993       1994       1995       1996       1997       1998       1999
                                             ----       ----       ----       ----       ----       ----       ----
   As originally estimated:
     Net liability shown above             $2,113     $2,187     $3,393     $3,404     $3,489     $3,305     $3,224
     Add reinsurance recoverables             611        730        704        720        736      1,468      1,571
                                           ------     ------     ------     ------     ------     ------     ------
     Gross liability                       $2,724     $2,917     $4,097     $4,124     $4,225     $4,773     $4,795
                                           ======     ======     ======     ======     ======     ======     ======
   As re-estimated at December 31, 1999:
     Net liability shown above             $2,299     $2,384     $3,499     $3,582     $3,649     $3,283
     Add reinsurance recoverables             937        929      1,014      1,037      1,133      1,614
                                           ------     ------     ------     ------     ------     ------
     Gross liability                       $3,236     $3,313     $4,513     $4,619     $4,782     $4,897        N/A
                                           ======     ======     ======     ======     ======     ======        ===

Gross cumulative deficiency
  (redundancy)                               18.8%      13.6%      10.2%      12.0%      13.2%       2.6%       N/A
                                             ====       ====       ====       ====       ====        ===        ===

   These tables do not present accident or policy year development data. Furthermore, in evaluating the re-estimated liability and cumulative deficiency (redundancy), it should be noted that each percentage includes the effects of changes in amounts for prior periods. For example, AFC's $214 million special charge for A&E claims related to losses recorded in 1998, but incurred before 1989, is included in the re-estimated liability and cumulative deficiency (redundancy) percentage for each of the previous years shown. Conditions and trends that have affected development of the liability in the past may not necessarily exist in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

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

   The differences between the liability for losses and LAE reported in the annual statements filed with the state insurance departments in accordance with statutory accounting principles ("SAP") and that reported in the accompanying consolidated financial statements in accordance with GAAP at December 31, 1999 are as follows (in millions):

  Liability reported on a SAP basis, net of $377 million
   of retroactive reinsurance                                    $3,148
     Additional discounting of GAAP reserves in excess
      of the statutory limitation for SAP reserves                   (8)
     Reserves of foreign operations                                   2
     Reinsurance recoverables, net of allowance                   1,571
     Reclassification of allowance for uncollectible
      reinsurance                                                    82
                                                                 ------

  Liability reported on a GAAP basis                             $4,795
                                                                 ======

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

   As part of the continuing process of monitoring appropriate reserve needs and prompted by the retention of certain A&E exposures under the agreement covering the sale of its Commercial lines division, AFC began a thorough study of its A&E exposures in 1998. Based on this study and observations of industry trends in this regard, AFC decided that the survival ratio may not be the best basis for measuring ultimate A&E exposures. AFC's study was reviewed by independent actuaries who used state of the art actuarial techniques that have wide acceptance in the industry. AFC recorded a fourth quarter charge of $214 million in 1998 to increase A&E reserves to its best estimate of the ultimate liability. At December 31, 1999, AFC's three year survival ratio is approximately 15 times paid losses.

   The following table (in millions) is a progression of A&E reserves. The significantly larger amount of payments made in 1999 reflects an acceleration of the settlement process; individual claims were generally paid at projected levels previously recorded as reserve liabilities. During the review of A&E exposures in 1998, $13.8 million in reserves recorded prior to 1998 and not identified as A&E were determined to be A&E reserves. In addition, the allowance for uncollectible reinsurance applicable to ceded A&E reserves was not reflected in the following table prior to 1998.

                                                            1999         1998       1997
                                                            ----         ----       ----
   Reserves at beginning of year                          $625.4       $347.9     $343.4
     Incurred losses and LAE (a)                              .1        247.5       43.2
     Paid losses and LAE                                   (48.8)       (26.1)     (38.7)
     Reserves transferred with sale of
       Commercial lines                                      -          (11.4)       -
     Reserves not classified as A&E prior to 1998:
       Reserves                                              -           13.8        -
       Allowance for uncollectable reinsurance
         applicable to ceded A&E reserves                    -           53.7        -
                                                          ------       ------     ------
   Reserves at end of year, net of
     reinsurance recoverable                               576.7        625.4      347.9
   Reinsurance recoverable, net of
     allowance in 1999 and 1998                            219.8        240.7      173.2
                                                          ------       ------     ------

   Gross reserves at end of year                          $796.5       $866.1     $521.1
                                                          ======       ======     ======

   (a) Includes a special charge of $214 million in 1998.

   Since the mid-1980's, AFC has also written certain environmental coverages (asbestos abatement and underground storage tank liability) in which the premium charged is intended to provide coverage for the specific environmental exposures inherent in these policies. To date, approximately $200 million of premiums has been written; losses and LAE incurred (paid and reserved) through December 31, 1999 are estimated at less than 50% of premiums. This business is not included in the discussion or table above.

Annuity and Life Operations

General

   AFC's annuity and life operations are conducted through American Annuity Group, Inc. ("AAG"), a holding company which markets primarily retirement annuity products as well as life and supplemental health insurance through the following major entities which were acquired or formed in the years shown. AAG and its subsidiaries employ approximately 1,900 persons.

    Great American Life Insurance Company ("GALIC") - 1992(*)
    Annuity Investors Life Insurance Company ("AILIC") - 1994
    Loyal American Life Insurance Company ("Loyal") - 1995
    Great American Life Assurance Company of Puerto Rico, Inc. ("GAPR") - 1997 GALIC's Life Division - 1997
    United Teacher Associates Insurance Company ("UTA") - 1999

    (*)  Acquired from Great American.

   Acquisitions in recent years have supplemented AAG's internal growth as the assets of the holding company and its operating subsidiaries have increased from $4.5 billion at the end of 1992 to approximately $7.5 billion at the end of 1999. Premiums over the last three years were as follows (in millions):

     Insurance Product(*)           1999      1998      1997
     --------------------           ----      ----      ----
     Annuities                      $588      $521      $489
     Life and health                 126       104        42
                                    ----      ----      ----
                                    $714      $625      $531
     --------------------           ====      ====      ====
    (*) Table does not include premiums of subsidiaries or divisions until their first full year following acquisition or formation. All periods exclude premiums of subsidiaries sold.

   In October 1999, AAG acquired United Teacher Associates. UTA provides retired and active teachers with supplemental health products and retirement annuities, and purchases blocks of insurance policies from other insurance companies. In July 1999, AAG acquired Consolidated Financial Corporation, an insurance agency. Consolidated Financial historically has been one of the top 10 sellers of AAG's annuity products. In February 1999, AAG acquired Great American Life Insurance Company of New York (formerly known as Old Republic Life Insurance Company of New York) to facilitate AAG's entry into the New York market.

   In September 1998, AAG sold its Funeral Services division. This division had assets of approximately $1 billion and 1997 premiums of $111 million.

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

   The following table (in millions) presents combined financial information concerning AAG's principal annuity subsidiaries.

                                        1999     1998    1997
                                        ----     ----    ----
  GAAP Basis
  ----------
  Total Assets                        $6,657   $6,549  $6,289
  Fixed Annuity Reserves               5,349    5,396   5,355
  Variable Annuity Reserves              354      120      37
  Stockholder's Equity                   801      862     770

  Statutory Basis
  ---------------
  Total Assets                        $6,493   $6,159  $5,977
  Fixed Annuity Reserves               5,564    5,538   5,469
  Variable Annuity Reserves              354      120      37
  Capital and Surplus                    404      350     317
  Asset Valuation Reserve (a)             67       63      65
  Interest Maintenance Reserve (a)        10       21      24

  Annuity Receipts:
   Flexible Premium:
     First Year                       $   55   $   45  $   38
     Renewal                             145      149     160
                                      ------   ------  ------
                                         200      194     198
   Single Premium                        388      327     291
                                      ------   ------  ------
      Total Annuity Receipts          $  588   $  521  $  489
                                      ======   ======  ======
  ----------------
  (a) Allocation of surplus.

   Sales of annuities are affected by many factors, including: (i) competitive annuity products and rates; (ii) the general level of interest rates; (iii) the favorable tax treatment of annuities; (iv) commissions paid to agents; (v) services offered; (vi) ratings from independent insurance rating agencies; (vii) other alternative investments and (viii) general economic conditions. At December 31, 1999, AAG had approximately 280,000 annuity policies in force.

   Annuity contracts are generally classified as either fixed rate (including equity-indexed) or variable. The following table presents premiums by classification:

      Premiums                          1999     1998    1997
      --------                          ----     ----    ----
      Traditional fixed                   55%      72%     83%
      Variable                            35       17       9
      Equity-indexed                      10       11       8
                                         ---      ---     ---
                                         100%     100%    100%
                                         ===      ===     ===

   With a traditional fixed rate annuity, the interest crediting rate is initially set by the issuer and thereafter may be changed from time to time by the issuer subject to any guaranteed minimum interest crediting rates in the policy.

   AAG seeks to maintain a desired spread between the yield on its investment portfolio and the rate it credits to its fixed rate annuities. AAG accomplishes this by: (i) offering crediting rates which it has the option to change; (ii) designing annuity products that encourage persistency and (iii) maintaining an appropriate matching of assets and liabilities. AAG designs its products with certain provisions to encourage policyholders to maintain their funds with AAG for at least five to ten years. Partly due to these features, annuity surrenders have averaged less than 10% of statutory reserves over the past five years.

   All of AAG's traditional fixed rate annuities offer a minimum interest rate guarantee of 3% or 4%; the majority permit AAG to change the crediting rate at any time (subject to the minimum guaranteed interest rates). In determining the frequency and extent of changes in the crediting rate, AAG takes into account the economic environment and the relative competitive position of its products.

   Over the last few years, traditional fixed rate annuities have met substantial competition from mutual funds and other equity-based investments. In response, AAG began offering variable annuities and equity-indexed annuities. Industry sales of variable annuities have increased substantially over the last ten years as investors have sought to obtain the returns available in the equity markets while enjoying the tax-deferred status of annuities. With a variable annuity, the earnings credited to the policy vary based on the investment results of the underlying investment options chosen by the policyholder. Premiums directed to the variable options in policies issued by AAG are invested in funds managed by various independent investment managers. AAG earns a fee on amounts deposited into variable accounts. Policyholders may also choose to direct all or a portion of their premiums to various fixed rate options, in which case AAG earns a spread on amounts deposited.

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

   The following table reflects the geographical distribution of AAG's annuity premiums in 1999 compared to 1995.

                  1999     1995                          1999     1995
                  ----     ----                          ----     ----
   California     28.5%    19.1%      New Jersey          3.6      3.8
   Ohio            7.2      6.1       North Carolina      3.2      5.8
   Washington      6.7      5.6       Indiana             2.8       *
   Massachusetts   4.7      6.2       Connecticut         2.5      3.3
   Florida         4.6      7.4       Pennsylvania        2.1       *
   Michigan        4.4      5.8       Illinois             *       3.2
   Texas           4.1      4.6       Iowa                 *       2.1
   Minnesota       4.0      4.2       Other              21.6     22.8
                                                        -----    -----
   ---------------                                      100.0%   100.0%
   (*) less than 2%                                     =====    =====

   AAG's FPDAs are sold primarily to employees of qualified not-for- profit organizations. Employees of these organizations are eligible to save for retirement through contributions made on a before-tax basis. Contributions are made at the discretion of the participants through payroll deductions or through tax-free "rollovers" of funds from other qualified investments. Federal income taxes are not payable on contributions or earnings until amounts are withdrawn.

   Historically, AAG's principal marketing focus had been on sales to employees of educational institutions in the kindergarten through high school segment. However, sales of non-qualified annuities have begun to represent an increasing percentage of premiums (30% in 1999 compared to 15% in 1995) as AAG has developed products and distribution channels targeted to the non-qualified markets.

   AAG distributes its annuity products through more than 100 managing general agents ("MGAs") who, in turn, direct approximately 1,000 actively producing independent agents. To extend the distribution of its annuities to a broader customer base, AAG developed a personal producing general agent ("PPGA") distribution system. More than 100 PPGAs are contracted to sell annuities in those territories not served by an MGA.

Life, Accident and Health Products

   AAG offers a variety of life, accident and health products through Loyal, GAPR and GALIC's life division. This group produced over $120 million of statutory premiums in 1999. It also had more than 740,000 policies and $11.9 billion of life insurance in force.

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

   In December 1997, GALIC's life division began offering term, universal and whole life insurance products through national marketing organizations.

   In October 1999, AAG acquired UTA, a provider of supplemental health products and annuities to retired and active teachers.

   In late 1999, AAG began offering long-term care products.

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

Independent Ratings

   AAG's principal insurance subsidiaries are rated by Standard & Poor's, A.M. Best and Duff & Phelps. In addition, GALIC is rated A3 (good financial security) by Moody's. Such ratings are generally based on items of concern to policyholders and agents and are not directed toward the protection of investors.

                 Standard
                 & Poor's         A.M. Best           Duff & Phelps
                 -----------      -------------       ---------------
     GALIC       A+  (Strong)     A  (Excellent)      AA-  (Very high)
     AILIC       A+  (Strong)     A  (Excellent)      AA-  (Very high)
     Loyal       A+  (Strong)     A  (Excellent)      AA-  (Very high)
     GAPR        Not rated        A  (Excellent)      Not rated
     UTA         Not rated        A- (Excellent)      Not rated

   AAG believes that the ratings assigned by independent insurance rating agencies are important because potential policyholders often use a company's rating as an initial screening device in considering annuity products. AAG believes that a rating in the "A" category by at least one rating agency is necessary to successfully market tax-deferred annuities to public education employees and other not-for-profit groups.

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

   No single insurer dominates the markets in which AAG's insurance companies compete. Competitors include (i) individual insurers and insurance groups, (ii) mutual funds and (iii) other financial institutions. In a broader sense, AAG's insurance companies compete for retirement savings with a variety of financial institutions offering a full range of financial services. Financial institutions have demonstrated a growing interest in marketing investment and savings products other than traditional deposit accounts.

Other Companies

   Through subsidiaries, AFC is engaged in a variety of other businesses, including The Golf Center at Kings Island (golf and tennis facility) in the Greater Cincinnati area; commercial real estate operations in Cincinnati (office buildings and The Cincinnatian Hotel), New Orleans (Le Pavillon Hotel), Cape Cod (Chatham Bars Inn), Austin (Driskill Hotel), Chesapeake Bay (Skipjack Cove Yachting Resort) and apartments in Lafayette (Louisiana), Louisville, Pittsburgh, St. Paul and Tampa Bay. These operations employ approximately 700 full-time employees.

Investment Portfolio

General

   A summary of AFC's December 31, 1999, investment portfolio by business segment follows (excluding investment in equity securities of investee corporations) (in millions).

                                                Carrying Value                  Total
                                      ----------------------------------       Market
                                         P&C   Annuity   Other     Total        Value
                                         ---   -------   -----     -----       ------
Cash and short-term investments       $  260    $  120     $ 9   $   389      $   389
Fixed maturities                       3,903     5,947      12     9,862        9,862
Other stocks, options and
  warrants                               339        70       1       410          410
Policy loans                              -        217      -        217          217 (a)
Real estate and other investments        130       114      21       265          265 (a)
                                      ------    ------     ---   -------      -------
                                      $4,632    $6,468     $43   $11,143      $11,143
                                      ======    ======     ===   =======      =======

(a)  Carrying value used since market values are not readily available.

   The following tables present the percentage distribution and yields of AFC's investment portfolio (excluding investment in equity securities of investee corporations) as reflected in its financial statements.

                                                 1999         1998        1997        1996        1995
                                                 ----         ----        ----        ----        ----
Cash and Short-term Investments                   3.5%         2.5%        1.9%        3.5%        4.0%
Fixed Maturities:
  U.S. Government and Agencies                    4.9          4.4         5.0         4.1         3.7
  State and Municipal                             2.7          1.2         1.3         1.0          .7
  Public Utilities                                5.1          6.0         6.8         8.2         9.8
  Mortgage-Backed Securities                     22.0         20.8        21.4        22.3        20.9
  Corporate and Other                            55.3         53.2        52.5        51.7        50.0
  Redeemable Preferred Stocks                      .6           .5          .6          .5         1.0
                                                -----        -----       -----       -----       -----
                                                 90.6         86.1        87.6        87.8        86.1
  Net Unrealized Gains (Losses) on
    fixed maturities held
    Available for Sale                           (2.1)         3.5         2.5         1.1         2.7
                                                -----        -----       -----       -----       -----
                                                 88.5         89.6        90.1        88.9        88.8
Other Stocks, Options and Warrants                3.7          3.7         3.7         2.9         2.3
Policy Loans                                      1.9          1.9         2.0         2.1         2.2
Real Estate and Other Investments                 2.4          2.3         2.3         2.6         2.7
                                                -----        -----       -----       -----       -----
                                                100.0%       100.0%      100.0%      100.0%      100.0%
                                                =====        =====       =====       =====       =====

Yield on Fixed Income Securities:
  Excluding realized gains and losses             7.7%         7.8%        7.8%        7.9%        7.9%
  Including realized gains and losses             7.6%         8.0%        7.9%        7.7%        8.8%

Yield on Stocks:
  Excluding realized gains and losses             5.9%         5.4%        5.6%        5.8%        3.9%
  Including realized gains and losses            20.7%        (5.3%)      30.2%       15.1%        8.4%

Yield on Investments (*):
  Excluding realized gains and losses             7.7%         7.8%        7.8%        7.8%        7.9%
  Including realized gains and losses             7.9%         7.8%        8.2%        7.8%        8.8%


(*) Excludes "Real Estate and Other Investments".

Fixed Maturity Investments

   Unlike many insurance groups which have portfolios that are invested heavily in tax-exempt bonds, AFC's bond portfolio is invested primarily in taxable bonds. The NAIC assigns quality ratings which range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows AFC's bonds and redeemable preferred stocks, by NAIC designation (and comparable Standard & Poor's Corporation rating) as of December 31, 1999 (dollars in millions).

 NAIC                                     Amortized     Market Value
Rating   Comparable S&P Rating                 Cost     Amount     %
------   ---------------------            ---------     -------   ---

 1       AAA, AA, A                         $ 7,041     $6,886     70%
 2       BBB                                  2,085      2,025     20
                                            -------     ------    ---
            Total investment grade            9,126      8,911     90
                                            -------     ------    ---
 3       BB                                     448        434      5
 4       B                                      420        410      4
 5       CCC, CC, C                              99         97      1
 6       D                                        8         10      *
                                            -------     ------    ---
            Total noninvestment grade           975        951     10
                                            -------     ------    ---
            Total                           $10,101     $9,862    100%
                                            =======     ======    ===

---------------
(*) Less than 1%

   Risks inherent in connection with fixed income securities include loss upon default and market price volatility. Factors which can affect the market price of securities include: creditworthiness, changes in interest rates, the number of market makers and investors and defaults by major issuers of securities.

   AFC's primary investment objective for fixed maturities is to earn interest and dividend income rather than to realize capital gains. AFC invests in bonds and redeemable preferred stocks that have primarily short- term and intermediate-term maturities. This practice allows flexibility in reacting to fluctuations of interest rates.

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

   Chiquita At December 31, 1999, AFC owned 24 million shares of Chiquita common stock representing 36% of its outstanding shares. The carrying value and market value of AFC's investment in Chiquita were approximately $160 million and $114 million, respectively, at December 31, 1999. Chiquita is a leading international marketer, producer and distributor of quality fresh fruits and vegetables and processed foods. In addition to bananas, these products include a wide variety of other fresh fruits and vegetables; fruit and vegetable juices and beverages; processed bananas and other processed fruits and vegetables; private-label and branded canned vegetables; fresh cut and ready-to-eat salads; and edible oil-based consumer products.

   Other Stocks AFC's $231 million investment in Provident Financial Group, Inc., a Cincinnati-based commercial banking and financial services company, comprised approximately three-fifths of the equity investments included in "Other stocks" in AFC's Balance Sheet at December 31, 1999.

Foreign Operations

   AFC sells life and supplemental health products in Puerto Rico and property and casualty products in Canada, Mexico, Europe and Asia. In addition, AAG has an office in India where employees perform computer programming and certain back office functions. Less than 3% of AFC's revenues and costs and expenses are derived from foreign sources.

Regulation

   AFC's insurance company subsidiaries are subject to regulation in the jurisdictions where they do business. In general, the insurance laws of the various states establish regulatory agencies with broad administrative powers governing, among other things, premium rates, solvency standards, licensing of insurers, agents and brokers, trade practices, forms of policies, maintenance of specified reserves and capital for the protection of policyholders, deposits of securities for the benefit of policyholders, investment activities and relationships between insurance subsidiaries and their parents and affiliates. Material transactions between insurance subsidiaries and their parents and affiliates generally must be disclosed and prior approval of the applicable insurance regulatory authorities generally is required for any such transaction which may be deemed to be material or extraordinary. In addition, while differing from state to state, these regulations typically restrict the maximum amount of dividends that may be paid by an insurer to its shareholders in any twelve-month period without advance regulatory approval. Such limitations are generally based on net earnings or statutory surplus. Under applicable restrictions, the maximum amount of dividends available to AFC in 2000 from its insurance subsidiaries without seeking regulatory clearance is approximately $186 million.

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

   Most states have created insurance guaranty associations to provide for the payment of claims of insurance companies that become insolvent. Annual assessments for AFC's insurance companies have not been material. In addition, many states have created "assigned risk" plans or similar arrangements to provide state mandated minimum levels of automobile liability coverage to drivers whose driving records or other relevant characteristics make it difficult for them to obtain insurance otherwise. Automobile insurers in those states are required to provide such coverage to a proportionate number of those drivers applying as assigned risks. Premium rates for assigned risk business are established by the regulators of the particular state plan and are frequently inadequate in relation to the risks insured, resulting in underwriting losses. Assigned risks accounted for approximately one percent of AFC's net written premiums in 1999.

   The NAIC is an organization which is comprised of the chief insurance regulator for each of the 50 states and the District of Columbia. The NAIC model law for Risk Based Capital applies to both life and property and casualty companies. The risk-based capital formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptably low expectation of becoming financially impaired. The model law provides for increasing levels of regulatory intervention as the ratio of an insurer's total adjusted capital and surplus decreases relative to its risk-based capital, culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called "mandatory control level". At December 31, 1999, the capital ratios of all AFC insurance companies substantially exceeded the risk-based capital requirements.

   Legislation adopted in 1999 substantially eliminated restrictions on affiliations among insurance companies, banks and securities firms. It is too early to predict what impact this legislation will have in the markets in which the insurance companies compete.

                                  ITEM 2

                                Properties
                                ----------

   Subsidiaries of AFC own several buildings in downtown Cincinnati. AFC and its affiliates occupy about three-fourths of the aggregate 660,000 square feet of commercial and office space.

   AFC's insurance subsidiaries lease the majority of their office and storage facilities in numerous cities throughout the United States, including Great American's and AAG's home offices in Cincinnati. An AAG subsidiary owns an office building in Austin, Texas; approximately 80% of its 40,000 square feet is used by the company for its operations.

   AFC subsidiaries own transferable rights to develop approximately 1.5 million square feet of floor space in the Grand Central Terminal area in New York City. The development rights were derived from ownership of the land upon which the terminal is constructed.

                                  ITEM 3

                             Legal Proceedings
                             -----------------

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

   The state court action was appealed to the Eighth Appellate District of Ohio in Cleveland, Ohio. The federal court action was appealed to the US Court of Appeals for the Sixth Circuit in Cincinnati, Ohio. Both appellate courts affirmed the decisions of the lower courts dismissing the lawsuits. In both cases, Plaintiffs petitioned for re-hearing by the federal and state panels of appellate court judges; the Sixth Circuit Court of Appeals denied the petition as did the state appellate court. American Premier and its outside counsel continue to believe that American Premier will not suffer any material loss from either of these cases.

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

   Great American Life Insurance Company ("GALIC") was named a defendant in purported class action lawsuits (Woodward v. Great American Life Insurance Company, Hamilton County Court of Common Pleas, Case No. A9900587, filed February 2, 1999 and Marshak v. Great American Life Insurance Company, Harris County, Texas filed June 18, 1999). The complaints seek unspecified money damages (the Texas complaint also seeks declaratory relief) based on alleged (i) failure of GALIC to allow the tax- free transfer of the annuity value of certain annuities to other product providers, and (ii) misleading and fraudulent disclosures concerning GALIC's interest crediting practices. The Texas complaint also alleges that the sale of annuities to tax-qualified plans was inappropriate. The plaintiffs in the Texas action have suspended that case pending developments in the Ohio case. GALIC believes it has meritorious defenses but it is not possible to predict the ultimate impact of this action on the company.

   In March 2000, a jury in Dallas, Texas, awarded a verdict against GALIC in the amount of $11.2 million. The case (Martin v. Great American Life Insurance Company, 191st District Court of Dallas County, Texas, Case No. 96-04843) was brought by two former agents of GALIC who alleged that GALIC had engaged in fraudulent conduct in connection with the termination of the agency relationship. GALIC believes that the verdict was contrary to both the facts and the law and expects to prevail on appeal. The ultimate outcome of this case will not have a material adverse impact on the financial condition of the company.

                                  PART II

                                  ITEM 5

   Market for Registrant's Common Equity and Related Stockholder Matters
   ---------------------------------------------------------------------

   Not applicable - Registrant's Common Stock is owned by American Financial Group, Inc. See the Consolidated Financial Statements for information regarding dividends.

                                  ITEM 6

                          Selected Financial Data
                          -----------------------

   The following table sets forth certain data for the periods indicated (dollars in millions).


                                                     1999         1998         1997         1996          1995
                                                     ----         ----         ----         ----          ----
Earnings Statement Data:
-----------------------
Total Revenues                                     $3,342       $4,072       $4,058       $4,131        $3,613
Operating Earnings Before Income Taxes and
  Extraordinary Items                                 310          269          385          411           265
Earnings Before Extraordinary Items and
  Accounting Change                                   153          130          208          250           195
Extraordinary Items                                    (4)          (1)          (7)         (28)            2
Cumulative Effect of Accounting Change                 (4)           -            -            -             -
Net Earnings                                          145          129          201          222           197

Ratio of Earnings to Fixed Charges (a)               4.01         3.44          4.20         4.99         3.10
Ratio of Earnings to Fixed Charges
  and Preferred Dividends (a)                        3.67         3.15          3.52         3.96         2.60

Balance Sheet Data:
------------------
Total Assets                                      $16,024      $15,848      $15,738      $14,999       $14,851
Long-term Debt:
  Holding Companies                                   113          315          287          340           648
  Subsidiaries                                        240          177          194          178           234
Minority Interest                                     490          524          510          307           327
Shareholders' Equity                                1,324        1,531        1,393        1,277         1,248


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


                                  ITEM 7

                   Management's Discussion and Analysis
             of Financial Condition and Results of Operations
             ------------------------------------------------

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

LIQUIDITY AND CAPITAL RESOURCES

Ratios Following the combination of AFC and American Premier in merger transactions completed in April 1995 (the "Mergers"), AFC's debt to total capital ratio at the parent holding company level (excluding amounts due AFG) improved from nearly 60% at the date of the Mergers to approximately 8% at December 31, 1999. Including amounts due AFG, the ratio was 27% at the end of 1999.

   AFC's ratio of earnings to fixed charges, excluding and including preferred dividends, on a total enterprise basis for the year ended December 31, 1999, was
4.01 and 3.67, respectively.

   The National Association of Insurance Commissioners' model law for risk based capital ("RBC") applies to both life and property and casualty companies. RBC formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 1999, the capital ratios of all AFC insurance companies substantially exceeded the RBC requirements (the lowest capital ratio of any AFC subsidiary was 2.3 times its authorized control level RBC; weighted average of all AFC subsidiaries was 4.8 times).

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

   Management believes these parent holding companies have sufficient resources to meet their liquidity requirements through operations. If funds generated from operations, including dividends and tax payments from subsidiaries, are insufficient to meet fixed charges in any period, these companies would be required to generate cash through borrowings, sales of securities or other assets, or similar transactions.

   AFC has a reciprocal Master Credit Agreement with the various AFG holding companies under which these companies make funds available to each other for general corporate purposes.

   A five-year, $300 million bank credit line was established by AFC in February 1998 replacing two subsidiary holding company lines. This credit line provides ample liquidity and can be used to obtain funds for operating subsidiaries or, if necessary, for the parent companies. At December 31, 1999, there was $68 million borrowed under the line.

   In April 1999, AFC used funds borrowed under its credit agreement with AFG to retire outstanding holding company public debt and borrowings under its credit line.

   Dividend payments from subsidiaries have been very important to the liquidity and cash flow of the individual holding companies during certain periods in the past. However, the reliance on such dividend payments has been lessened in recent years by the combination of (i) reductions in the amounts and cost of debt at the holding companies subsequent to the Mergers (and the related decrease in ongoing cash needs for interest and principal payments), (ii) AFC's ability to obtain financing in capital markets, as well as (iii) the sales of certain noncore investments. Strong capital at the insurance companies also decreases the likelihood of a need for additional investment in these companies.

   For statutory accounting purposes, equity securities are generally carried at market value. At December 31, 1999, AFC's insurance companies owned publicly traded equity securities with a market value of $1.1 billion, including equity securities of AFC affiliates (including subsidiaries) of $.7 billion. Since significant amounts of these are concentrated in a relatively small number of companies, decreases in the market prices could adversely affect the insurance group's capital, potentially impacting the amount of dividends available or necessitating a capital contribution. Conversely, increases in the market prices could have a favorable impact on the group's dividend-paying capability.

   Under tax allocation agreements with AFC, its 80%-owned U.S. subsidiaries generally compute tax provisions as if filing separate returns based on book taxable income computed in accordance with generally accepted accounting principles. The resulting provision (or credit) is currently payable to (or receivable from) AFC.

Uncertainties

   IT Initiative From inception of the Year 2000 Project in the early 1990's, AFC estimates that it incurred approximately $79 million in Year 2000 costs, including capitalized costs of $20 million, to successfully ensure its systems function properly in the year 2000 and beyond. Although a significant portion of the costs charged to expense were related primarily to allowing systems to continue to execute properly, the Project also included the upgrading of a significant number of systems and enhanced the knowledge of virtually all existing systems.

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

   Litigation Two lawsuits were filed in 1994 against American Premier by USX Corporation ("USX") and a former USX subsidiary. The lawsuits seek contribution from American Premier for all or a portion of a $600 million final antitrust judgment entered against a USX subsidiary in 1994. The lawsuits argue that USX's liability for that judgment is attributable to the alleged activities of American Premier's predecessor in an unlawful antitrust conspiracy among certain railroad companies. In May 1998, the largest and last of the lawsuits was dismissed in state court. All of USX's claims against American Premier have now been dismissed with prejudice, and, although USX has appeals pending, American Premier and its outside legal counsel continue to believe that American Premier will not suffer a material loss from this litigation.

   Great American's liability for unpaid losses and loss adjustment expenses includes amounts for various liability coverages related to environmental, hazardous product and other mass tort claims. At December 31, 1999, Great American had recorded $797 million (before reinsurance recoverables of $220 million) for such claims on policies written many years ago where, in most cases, coverage was never intended. Due to inconsistent court decisions on many coverage issues and the difficulty in determining standards acceptable for cleaning up pollution sites, significant uncertainties exist which are not likely to be resolved in the near future.

   AFC's subsidiaries are parties in a number of proceedings relating to former operations. While the results of all such uncertainties cannot be predicted, based upon its knowledge of the facts, circumstances and applicable laws, management believes that sufficient reserves have been provided. See Note M to the financial statements.

   Exposure to Market Risk Market risk represents the potential economic loss arising from adverse changes in the fair value of financial instruments. AFC's exposures to market risk relate primarily to its investment portfolio and annuity contracts which are exposed to interest rate risk and, to a lesser extent, equity price risk. AFC's long-term debt is also exposed to interest rate risk. AFC's investments in derivatives were not significant at December 31, 1999 or 1998.

   Fixed Maturity Portfolio The fair value of AFC's fixed maturity portfolio is directly impacted by changes in market interest rates. For example, as a result of increased market rates, AFC's fixed maturity portfolio declined in value by more than six percent in 1999. AFC's fixed maturity portfolio is comprised of substantially all fixed rate investments with primarily short-term and intermediate-term maturities. This practice allows flexibility in reacting to fluctuations of interest rates. The portfolios of AFC's property and casualty insurance and life and annuity operations are managed with an attempt to achieve an adequate risk-adjusted return while maintaining sufficient liquidity to meet policyholder obligations. AFC's life and annuity operations use various actuarial models in an attempt to align the duration of their invested assets to the projected cash flows of policyholder liabilities.

   The following table provides information about AFC's fixed maturity investments at December 31, 1999 and 1998, that are sensitive to interest rate risk. The table shows principal cash flows (in millions) and related weighted average interest rates by expected maturity date for each of the five subsequent years and for all years thereafter. Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. Mortgage-backed securities ("MBSs") and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

                   December 31, 1999                      December 31, 1998
                   -----------------                      -----------------
                    Principal                              Principal
                   Cash Flows   Rate                      Cash Flows   Rate
                   ----------   ----                      ----------   ----
     2000           $   618.2   7.83%      1999            $   848.9   7.97%
     2001               622.6   8.69       2000                942.7   7.64
     2002               848.4   8.14       2001                954.2   8.32
     2003             1,267.6   7.65       2002              1,086.3   7.77
     2004               999.2   7.73       2003              1,415.3   7.57
     Thereafter       5,871.0   7.50       Thereafter        4,784.1   7.53
                    ---------                              ---------

     Total          $10,227.0   7.69%                      $10,031.5   7.68%
                    =========                              =========

     Fair Value     $ 9,862.2                              $10,324.3
                    =========                              =========

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

   Annuity Contracts Substantially all of AAG's fixed rate annuity contracts permit AAG to change crediting rates (subject to minimum interest rate guarantees of 3% to 4% per annum) enabling management to react to changes in market interest rates and maintain an adequate spread. Projected payments (in millions) in each of the subsequent five years and for all years thereafter on AAG's fixed annuity liabilities at December 31 were as follows.

                                                                        Fair
        First   Second   Third  Fourth  Fifth   Thereafter   Total     Value
        -----   ------   -----  ------  -----   ----------   -----     -----
 1999    $690     $620    $550    $490   $440       $2,730  $5,520    $5,371
 1998     660      620     560     500    450        2,660   5,450     5,307

   Nearly half of AAG's fixed annuity liabilities at December 31, 1999, were two-tier in nature in that policyholders can receive a higher amount if they annuitize rather than surrender their policy, even if the surrender period has expired. Current stated crediting rates on AAG's principal fixed annuity products range from 3% on equity-indexed annuities (before any equity participation) to over 7% on certain new policies (including first year bonus amounts). AAG estimates that its effective weighted average crediting rate over the next five years will approximate 5%. This rate reflects actuarial assumptions as to (i) deaths, (ii) the number of policyholders who annuitize and receive higher credited amounts and (iii) the number of policyholders who surrender. Actual experience and changes in actuarial assumptions may result in different effective crediting rates than those above.

   Debt and Preferred Securities The following table shows scheduled principal payments (in millions) on fixed-rate long-term debt of AFC and its subsidiaries and related weighted average interest rates for each of the subsequent five years and for all years thereafter.

                 December 31, 1999                      December 31, 1998
                 -----------------                      -----------------
                 Scheduled                              Scheduled
                 Principal                              Principal
                  Payments    Rate                       Payments    Rate
                 ---------    ----                      ---------    ----
      2000          $ 26.9    9.96%         1999           $ 90.7    9.69%
      2001             *                    2000             49.1    9.85
      2002             *                    2001              *
      2003             *                    2002              *
      2004            14.2    8.38          2003              *
      Thereafter     135.0    7.25          Thereafter      233.3    8.26
                    ------    ----                         ------    ----

      Total         $180.1    7.74%                        $376.5    8.80%
                    ======                                 ======

      Fair Value    $171.6                                 $388.9
                    ======                                 ======

      (*) Less than $2 million.

   At December 31, 1999 and 1998, respectively, AFC and its subsidiaries had $171 million and $114 million in variable-rate debt maturing primarily in 2002 and 2003. The weighted average interest rate on AFC's variable- rate debt was 6.82% at December 31, 1999 compared to 5.98% at December 31, 1998. There were $220 million and $225 million of subsidiary trust preferred securities outstanding at December 31, 1999 and 1998, none of which are scheduled for maturity or mandatory redemption during the next five years; the weighted average interest rate on these securities at December 31, 1999 and 1998 was 8.45% and 8.46%, respectively.

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

   Fixed income investment funds are generally invested in securities with short-term and intermediate-term maturities with an objective of optimizing total return while allowing flexibility to react to changes in market conditions. At December 31, 1999, the average life of AFC's fixed maturities was about 6 years.

   Approximately 90% of the fixed maturities held by AFC were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at December 31, 1999. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or noninvestment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

   Investments in MBSs represented approximately one-fourth of AFC's fixed maturities at December 31, 1999. AFC invests primarily in MBSs which have a reduced risk of prepayment. In addition, the majority of MBSs held by AFC were purchased at a discount. Management believes that the structure and discounted nature of the MBSs will mitigate the effect of prepayments on earnings over the anticipated life of the MBS portfolio. Over 90% of AFC's MBSs are rated "AAA" with substantially all being of investment grade quality. The market in which these securities trade is highly liquid. Aside from interest rate risk, AFC does not believe a material risk (relative to earnings or liquidity) is inherent in holding such investments.

   Individual portfolio securities are sold creating gains or losses as market opportunities exist. Pretax capital gains recognized upon disposition of securities, including investees, during the past five years have been: 1999 - $20 million; 1998 - $16 million; 1997 - $57 million; 1996 - $166 million and 1995 - $84 million. At December 31, 1999, AFC had a net unrealized loss on fixed maturities of $239 million (before income taxes). The net unrealized gain on equity securities was $181 million (before income taxes) at that same date.

RESULTS OF OPERATIONS - THREE YEARS ENDED DECEMBER 31, 1999

General Operating earnings before income taxes were $310 million in 1999, $269 million in 1998 and $385 million in 1997. Results for 1998 include a pretax charge of $214 million for reserve strengthening relating to asbestos and other environmental matters ("A&E") and $159 million of pretax gains on sales of subsidiaries.

   Pretax operating earnings for 1999 were 5% lower than those of 1998 (excluding the above mentioned A&E charge and sales gains) due primarily to decreased investment income and a fourth quarter charge of $10 million for estimated expenses related to realignment within the operating units of the life, health and annuity business. These were partially offset by improved underwriting results in the property and casualty insurance operations.

   Pretax operating earnings for 1998 (excluding the above mentioned A&E charge and sales gains) were 16% lower than those of 1997 due primarily to lower gains on sales of securities and affiliates and a decline in the underwriting results of the property and casualty insurance operations which were impacted by higher catastrophe losses in 1998. These declines were partially offset by higher income on investments.

Property and Casualty Insurance - Underwriting AFC's property and casualty operations consist of two major business groups: Personal and Specialty.

   The Personal group sells nonstandard and preferred/standard private passenger auto insurance and, to a lesser extent, homeowners' insurance. Nonstandard automobile insurance covers risks not typically accepted for standard automobile coverage because of the applicant's driving record, type of vehicle, age or other criteria.

   The Specialty group includes a highly diversified group of business lines. Some of the more significant areas are inland and ocean marine, California workers' compensation, agricultural-related coverages, executive and professional liability, U.S.-based operations of Japanese companies, fidelity and surety bonds, collateral protection, and umbrella and excess coverages.

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

   Underwriting results of AFC's insurance operations outperformed the industry average for the fourteenth consecutive year (excluding the special $214 million A&E charge in 1998). AFC's insurance operations have been able to exceed the industry's results by focusing on growth opportunities in the more profitable areas of the specialty and nonstandard auto businesses.

   Net written premiums and combined ratios for AFC's property and casualty insurance subsidiaries were as follows (dollars in millions):

                                                  1999       1998        1997
                                                  ----       ----        ----
   Net Written Premiums (GAAP)
   ---------------------------
   Personal $1,154                              $1,279     $1,345
   Specialty                                     1,111      1,312(*)    1,468
   Other Lines                                      (2)        18          45
                                                ------     ------      ------
                                                $2,263     $2,609      $2,858
                                                ======     ======      ======

   Combined Ratios (GAAP)
   ----------------------
   Personal                                      100.7%      97.3%       98.5%
   Specialty                                     102.7      105.0       100.0
   Aggregate (including A&E and other lines)     102.0%     110.7%      101.4%


  (*) Includes $232 million for the 1998 year generated by the Commercial lines sold.

   Special A&E Charge Under the agreement covering the sale of its Commercial lines division in 1998, AFC retained liabilities for certain A&E exposures. Prompted by this retention and as part of the continuing process of monitoring reserves, AFC began a thorough study of its A&E exposures. AFC's study was reviewed by independent actuaries who used state of the art actuarial techniques that have wide acceptance in the industry. The methods used involved sampling and statistical modeling incorporating external databases that supplement the internal information. AFC recorded a fourth quarter charge of $214 million increasing A&E reserves at December 31, 1998, to approximately $866 million (before deducting reinsurance recoverables of $241 million), an amount which, in the opinion of management, makes a reasonable provision for AFC's ultimate liability for A&E claims.

   Personal The Personal group's net written premiums for 1999 include $71 million in net premiums written by Worldwide since its acquisition in April. The 10% decrease in written premiums reflects continuing strong price competition in the private passenger automobile market. The combined ratio for 1999 increased as loss and underwriting expenses declined at a slower rate than premiums.

   In 1998, the Personal group's net written premiums decreased 5% due primarily to stronger price competition in the personal automobile market. The combined ratio improved in 1998 due to both lower loss experience and a 6% reduction in underwriting expenses.

   Specialty The Specialty group's net written premiums for 1999 increased slightly compared to the 1998 period, excluding premiums of the Commercial lines division sold in December 1998. The combined ratio improved as the beneficial effects of the Commercial lines sale more than offset less favorable underwriting results in other specialty businesses, in particular the multi-peril crop insurance program. The Specialty group's underwriting results for 1999 include $28 million representing amortization of a portion of the deferred gain related to the Commercial lines business ceded to Ohio Casualty in 1998. In addition, underwriting margins improved in the California workers' compensation business as favorable reinsurance agreements executed during 1998 more than offset an increase in reserves during the fourth quarter of 1999. In January 2000, AFG completed an agreement with Reliance Insurance Company which commuted these reinsurance agreements.

   The Specialty group's net written premiums decreased $156 million (11%) during 1998 due primarily to the impact of a reinsurance agreement whereby approximately 30% of AFC's California workers' compensation premiums were ceded and the sale of the Commercial lines division. Excluding these operations, the net written premiums of the other specialty businesses were essentially the same as in 1997. Underwriting results worsened from the comparable period in 1997 due to losses from the midwestern storms in the second quarter of 1998 compared to milder weather conditions during 1997 and unusually good results in 1997 in certain other lines.

Life, Accident and Health Premiums and Benefits Life, accident and health premiums and benefits increased in 1999 (excluding Funeral Services division sold in 1998) due primarily to the acquisition of United Teacher Associates in October 1999 and increased sales by GALIC's Life division. The increase in 1998's premiums and benefits reflects primarily AAG's acquisition of Great American Life Assurance Company of Puerto Rico, Inc. in December 1997.

Investment Income Changes in investment income reflect fluctuations in market rates and changes in average invested assets.

   1999 compared to 1998 Investment income decreased 5% from 1998 due primarily to the transfer of investment assets in connection with the sales of the Commercial lines division and Funeral Services division in 1998, partially offset by the effect of the purchases of Worldwide and United Teacher Associates in 1999.

   1998 compared to 1997 Investment income increased 2% from 1997 due primarily to an increase in the average amount of investments held partially offset by decreasing market interest rates.

Gains on Sales of Investee The gains on sales of investee in 1998 and 1997 represent pretax gains to AFC as a result of Chiquita's public issuance of shares of its common stock.

Gains on Sales of Subsidiaries The gains on sales of subsidiaries in 1998 include (i) a pretax gain of $152.6 million on the sale of the Commercial lines division, (ii) a pretax gain of $21.6 million on AAG's sale of its Funeral Services division and (iii) a charge of $15.5 million relating to operations expected to be sold or otherwise disposed of. The gains on sales of subsidiaries in 1997 include a pretax gain of $49.9 million on the sale of MDI and a charge of $17 million relating to operations expected to be sold or otherwise disposed of.

Other Income

   1999 compared to 1998 Other income increased $7.9 million (6%) in 1999 as increased fee income generated by certain insurance operations more than offset a decrease in income from the sale of operating real estate and lease residuals.

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

Annuity Benefits For GAAP financial reporting purposes, annuity receipts are accounted for as interest-bearing deposits ("annuity benefits accumulated") rather than as revenues. Under these contracts, policyholders' funds are credited with interest on a tax-deferred basis until withdrawn by the policyholder. Annuity benefits reflect amounts accrued on annuity policyholders' funds accumulated. The rate at which AAG credits interest on most of its annuity policyholders' funds is subject to change based on management's judgment of market conditions. As a result, management has been able to react to changes in market interest rates and maintain a desired interest rate spread. While AAG believes the interest rate and stock market environment over the last several years has contributed to an increase in annuitizations and surrenders, the company's persistency rate remains approximately 90%.

   Traditional fixed annuity receipts totaled approximately $320 million in 1999, $375 million in 1998 and $410 million in 1997. AAG believes that the success of the stock market and the recent interest rate environment have resulted in decreased sales and persistency of traditional fixed annuities. Sales of annuity products linked to the performance of the stock market (equity-indexed and variable annuities) more than offset this decrease.

   Annuity benefits decreased $17.2 million (6%) in 1998 due primarily to decreases in crediting rates and changes in actuarial assumptions.

Interest on Borrowed Money Changes in interest expense result from fluctuations in market rates as well as changes in borrowings. AFC has generally financed its borrowings on a long-term basis which has resulted in higher current costs. Interest expense decreased in both 1999 and 1998 due to lower average indebtedness.

Other Operating and General Expenses From inception of AFC's Year 2000 Project in the early 1990's through 1997, AFC expensed approximately $9 million in remediation costs. During 1999 and 1998, respectively, $23 million and $27 million in such costs were expensed. Because a significant portion of the Year 2000 Project was completed using internal staff, these costs do not represent solely incremental costs.

   1999 compared to 1998 Other operating and general expenses increased $15.9 million (5%) as AAG's $10 million realignment charge and increased expenses from start-up insurance services subsidiaries more than offset a decrease in franchise taxes and a decrease in amortization of annuity and life acquisition costs related to the Funeral Services division sold.

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

   AFC recorded pretax equity in net losses of Chiquita of $27.4 million, $13.2 million and $5.6 million in 1999, 1998 and 1997, respectively. Chiquita's loss attributable to common shareholders was $75.5 million, $35.5 million and $16.6 million during these same periods.

   In 1993, the European Union ("EU") implemented a regulatory system governing the importation of bananas into the EU. The quota regime grants preferred status to producers and importers within the EU and its former colonies, while imposing restrictive quotas, licenses and tariffs on bananas imported from other sources, including Latin America, Chiquita's primary source of fruit. This quota system has significantly decreased Chiquita's overall volume and market share in Europe. Following the imposition of the quota regime, prices within the EU increased and have generally remained higher than before the quota. Banana prices in other worldwide markets, however, have declined as the displaced EU volume entered those markets. Additionally, a stronger dollar in relation to major European currencies (mitigated in part by Chiquita's foreign currency hedging program) has contributed to lower earnings in the last few years.

   Chiquita's operating income declined in 1999 from 1998 primarily due to weak banana pricing, particularly in Europe as a result of the overallocation of EU banana import licenses early in the year and weakness in demand from Eastern Europe and Russia. In late 1999, Chiquita underwent a workforce reduction program that streamlined certain corporate and staff functions in the U.S., Central America and Europe. While the program is expected to generate annual savings of $15 to $20 million, operating income for 1999 includes a $9 million charge for severance and other costs associated with the program.

   Chiquita's results for 1998 include pretax writedowns and costs of $74 million as a result of significant damage in Honduras and Guatemala caused by Hurricane Mitch. Excluding these unusual items, operating income improved in 1998 compared to 1997 due primarily to lower delivered product costs for bananas on higher worldwide volume, which more than offset the adverse effect of lower banana pricing.

   Chiquita's results for 1997 were adversely affected by a stronger dollar in relation to major European currencies and by increased banana production costs resulting from widespread flooding in 1996.

Cumulative Effect of Accounting Change In the first quarter of 1999, AAG implemented Statement of Position 98-5, "Reporting on the Costs of Start- Up Activities." The SOP requires that costs of start-up activities be expensed as incurred and that unamortized balances of previously deferred costs be expensed and reported as the cumulative effect of a change in accounting principle. Accordingly, AFC expensed previously capitalized start-up costs of $3.8 million (net of minority interest and taxes) in the first quarter of 1999.

Recent Accounting Standards The following accounting standards have been implemented by AFC in 1998 or 1999 or will be implemented in 2001. The implementation of these standards is discussed under various subheadings of Note A to the Financial Statements (segment information is discussed in Note C); effects of each are shown in the relevant Notes. Implementation of Statement of Financial Accounting Standards ("SFAS") No. 133 in the first quarter of 2001 is not expected to have a significant effect on AFC.

  Accounting
  Standard      Subject of Standard (Year Implemented)   Reference
  --------      --------------------------------------   ---------
  SFAS #130     Comprehensive Income (1998)              "Comprehensive Income"
  SFAS #131     Segment Information (1998)               "Segment Information"
  SOP 98-5      Start-up Costs (1999)                    "Start-up Costs"
  SFAS #133     Derivatives (2001)                       "Derivatives"

   Other standards issued in recent years did not apply to AFC or had only negligible effects on AFC.

                                  ITEM 7A

        Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

   The information required by Item 7A is included in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                  ITEM 8

                Financial Statements and Supplementary Data
                -------------------------------------------
                                                                   Page
                                                                   ----

Report of Independent Auditors                                      F-1

Consolidated Balance Sheet:
   December 31, 1999 and 1998                                       F-2

Consolidated Statement of Earnings:
   Years ended December 31, 1999, 1998 and 1997                     F-3

Consolidated Statement of Changes in Shareholders' Equity
   Years ended December 31, 1999, 1998 and 1997                     F-4

Consolidated Statement of Cash Flows:
   Years ended December 31, 1999, 1998 and 1997                     F-5

Notes to Consolidated Financial Statements                          F-6


"Selected Quarterly Financial Data" has been included in Note O to the Consolidated Financial Statements.

Please refer to "Forward Looking Statements" following the Index in front of this Form 10-K.
                       ---------------------------

                                 PART III

   The information required by the following Items will be included in AFC's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year and is incorporated herein by reference.

   ITEM 10      Directors and Executive Officers of the Registrant
                --------------------------------------------------

   ITEM 11      Executive Compensation
                ----------------------

   ITEM 12      Security Ownership of Certain Beneficial Owners and Management
                --------------------------------------------------------------

   ITEM 13      Certain Relationships and Related Transactions
                ----------------------------------------------

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
American Financial Corporation

We have audited the accompanying consolidated balance sheet of American Financial Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Financial Corporation and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                   ERNST & YOUNG LLP


Cincinnati, Ohio
March 9, 2000

            AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                             (Dollars In Thousands)


                                                               December 31,
                                                      --------------------------
                                                             1999           1998
                                                             ----           ----
Assets:
 Cash and short-term investments                      $   389,018    $   289,944
 Investments:
  Fixed maturities - at market
   (amortized cost - $10,101,005 and $9,920,407)        9,862,205     10,323,407
  Other stocks - at market
   (cost - $229,201 and $207,345)                         409,701        430,345
  Investment in investee corporation                      159,984        192,138
  Policy loans                                            217,171        220,496
  Real estate and other investments                       265,288        268,171
                                                      -----------    -----------
      Total investments                                10,914,349     11,434,557

 Recoverables from reinsurers and prepaid
  reinsurance premiums                                  2,105,818      1,973,895
 Agents' balances and premiums receivable                 656,924        618,198
 Deferred acquisition costs                               660,672        464,047
 Other receivables                                        222,438        318,154
 Variable annuity assets (separate accounts)              354,371        120,049
 Prepaid expenses, deferred charges and other asset       384,567        343,554
 Cost in excess of net assets acquired                    335,652        285,469
                                                      -----------    -----------
                                                      $16,023,809    $15,847,867
                                                      ===========    ===========

Liabilities and Capital:
 Unpaid losses and loss adjustment expenses           $ 4,795,449    $ 4,773,377
 Unearned premiums                                      1,325,766      1,232,848
 Annuity benefits accumulated                           5,519,528      5,449,633
 Life, accident and health reserves                       520,644        341,595
 Payable to American Financial Group, Inc.                370,965        270,500
 Long-term debt:
  Holding companies                                       112,557        315,536
  Subsidiaries                                            239,733        176,896
 Variable annuity liabilities (separate accounts)         354,371        120,049
 Accounts payable, accrued expenses and other
  liabilities                                             970,495      1,112,442
                                                      -----------    -----------
      Total liabilities                                14,209,508     13,792,876

 Minority interest                                        490,194        524,335

 Shareholders' Equity:
  Preferred Stock (liquidation value $72,154)              72,154         72,154
  Common Stock, no par value
    - 20,000,000 shares authorized
    - 10,593,000 shares outstanding                         9,625          9,625
  Capital surplus                                         960,782        943,359
  Retained earnings                                       296,246        157,218
  Unrealized gain (loss) on marketable
    securities, net                                       (14,700)       348,300
                                                      -----------    -----------
      Total shareholders' equity                        1,324,107      1,530,656
                                                      -----------    -----------
                                                      $16,023,809    $15,847,867
                                                      ===========    ===========

See notes to consolidated financial statements.

            AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF EARNINGS
                 (In Thousands, Except Per Share Data)

                                                                 Year ended December 31,
                                                         ----------------------------------------
                                                               1999           1998           1997
                                                               ----           ----           ----
Income:
  Property and casualty insurance premiums               $2,210,819     $2,698,738     $2,824,381
  Life, accident and health premiums                        123,928        170,365        121,506
  Investment income                                         841,579        885,591        868,689
  Realized gains on sales of:
    Securities                                               20,053          6,275         46,006
    Investee                                                   -             9,420         11,428
    Subsidiaries                                               -           158,673         33,602
    Other investments                                          -             5,293           -
  Other income                                              145,600        137,674        152,854
                                                         ----------     ----------     ----------
                                                          3,341,979      4,072,029      4,058,466

Costs and Expenses:
  Property and casualty insurance:
    Losses and loss adjustment expenses                   1,588,651      2,215,283      2,075,616
    Commissions and other underwriting expenses             665,109        772,917        790,324
  Annuity benefits                                          262,632        261,666        278,829
  Life, accident and health benefits                         86,439        131,652        110,082
  Interest charges on borrowed money                         64,888         72,625         87,155
  Other operating and general expenses                      364,518        348,588        331,655
                                                         ----------     ----------     ----------
                                                          3,032,237      3,802,731      3,673,661
                                                         ----------     ----------     ----------
Operating earnings before income taxes                      309,742        269,298        384,805
Provision for income taxes                                  101,020         92,699        132,599
                                                         ----------     ----------     ----------

Net operating earnings                                      208,722        176,599        252,206

Minority interest expense, net of tax                       (38,436)       (38,618)       (40,052)
Equity in net losses of investee, net of tax                (17,783)        (8,578)        (3,617)
                                                         ----------     ----------     ----------
Earnings before extraordinary items and
  accounting change                                         152,503        129,403        208,537
Extraordinary items - loss on prepayment of debt             (3,849)          (763)        (7,147)
Cumulative effect of accounting change                       (3,854)          -              -
                                                         ----------     ----------     ----------

Net Earnings                                             $  144,800     $  128,640     $  201,390
                                                         ==========     ==========     ==========

See notes to consolidated financial statements.

            AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars In Thousands)


                                                  Common Stock                         Unrealized
                                    Preferred      and Capital        Retained        Gain (Loss)
                                        Stock          Surplus        Earnings      on Securities              Total
                                    ---------     ------------        --------      -------------         ----------
Balance at December 31, 1996         $162,760         $929,371        $  1,364         $183,400           $1,276,895

Net earnings                             -                -            201,390             -                 201,390
Change in unrealized                     -                -               -             157,800              157,800
                                                                                                          ----------
  Comprehensive income                                                                                       359,190

Dividends on Preferred Stock             -                -            (15,071)            -                 (15,071)
Purchases and Redemptions            (162,760)            -           (153,333)            -                (316,093)
Issuance of Preferred Stock            72,154             -               -                -                  72,154
Capital contribution from parent         -              16,707            -                -                  16,707
Other                                    -                (299)           -                -                    (299)
                                     --------         --------        --------         --------           ----------
Balance at December 31, 1997         $ 72,154         $945,779        $ 34,350         $341,200           $1,393,483
                                     ========         ========        ========         ========           ==========


Net earnings                             -                -            128,640             -              $  128,640
Change in unrealized                     -                -               -               7,100                7,100
                                                                                                          ----------
  Comprehensive income                                                                                       135,740

Dividends on Preferred Stock             -                -             (5,772)            -                  (5,772)
Capital contribution from parent         -               6,963            -                -                   6,963
Other                                    -                 242            -                -                     242
                                     --------         --------        --------         --------           ----------
Balance at December 31, 1998         $ 72,154         $952,984        $157,218         $348,300           $1,530,656
                                     ========         ========        ========         ========           ==========


Net earnings                             -                -            144,800             -              $  144,800
Change in unrealized                     -                -               -            (363,000)            (363,000)
                                                                                                          ----------
  Comprehensive income (loss)                                                                               (218,200)

Dividends on Preferred Stock             -                -             (5,772)            -                  (5,772)
Capital contribution from parent         -              12,267            -                -                  12,267
Other                                    -               5,156            -                -                   5,156
                                     --------         --------        --------         --------           ----------
Balance at December 31, 1999         $ 72,154         $970,407        $296,246        ($ 14,700)          $1,324,107
                                     ========         ========        ========         ========           ==========

See notes to consolidated financial statements.

            AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)


                                                                 Year ended December 31,
                                                          ---------------------------------------
                                                                1999          1998           1997
                                                                ----          ----           ----
Operating Activities:
  Net earnings                                            $  144,800    $  128,640     $  201,390
  Adjustments:
    Extraordinary items                                        3,849           763          7,147
    Cumulative effect of accounting change                     3,854          -              -
    Equity in net losses of investee                          17,783         8,578          3,617
    Depreciation and amortization                             94,829       106,280         76,434
    Annuity benefits                                         262,632       261,666        278,829
    Changes in reserves on assets                             (8,285)       14,020          7,610
    Realized gains on investing activities                   (37,889)     (205,659)      (135,657)
    Deferred annuity and life policy acquisition
      costs                                                 (119,382)     (117,202)       (72,634)
    Increase in reinsurance and other receivables           (100,824)     (432,394)      (189,643)
    Decrease (increase) in other assets                       66,302        (9,433)        24,325
    Increase in insurance claims and reserves                112,721       480,052        206,900
    Increase (decrease) in other liabilities                 (51,773)      158,973        (27,988)
    Increase in minority interest                             22,224        10,175         36,440
    Dividends from investee                                    4,799         4,799          4,799
    Other, net                                                (6,341)      (14,651)       (25,711)
                                                          ----------    ----------     ----------
                                                             409,299       394,607        395,858
                                                          ----------    ----------     ----------
Investing Activities:
  Purchases of and additional investments in:
    Fixed maturity investments                            (2,034,642)   (2,155,192)    (2,555,060)
    Equity securities                                        (80,624)      (78,604)       (37,107)
    Subsidiaries                                            (285,971)      (30,325)       (93,839)
    Real estate, property and equipment                      (74,063)      (66,819)       (64,917)
  Maturities and redemptions of fixed maturity
    investments                                            1,047,169     1,248,626        897,786
  Sales of:
    Fixed maturity investments                             1,212,208       795,520      1,407,598
    Equity securities                                        100,076        28,850        104,960
    Investees and subsidiaries                                  -          164,589         32,500
    Real estate, property and equipment                       31,354        53,962         23,289
  Cash and short-term investments of acquired
    (former) subsidiaries, net                                54,331       (21,141)         2,714
  Decrease (increase) in other investments                    21,439       (15,135)       (12,892)
                                                          ----------    ----------     ----------
                                                              (8,723)      (75,669)      (294,968)
                                                          ----------    ----------     ----------

Financing Activities:
  Fixed annuity receipts                                     446,430       480,572        493,708
  Annuity surrenders, benefits and withdrawals              (706,840)     (690,388)      (607,174)
  Additional long-term borrowings                            269,700       262,537        184,150
  Reductions of long-term debt                              (415,478)     (251,837)      (230,688)
  Borrowings from AFG                                        266,100         6,000        201,000
  Repayments of borrowings from AFG                         (168,800)      (80,000)      (224,500)
  Repurchases of Preferred Stock                                -             -          (243,939)
  Issuances of trust preferred securities                       -             -           149,353
  Repurchase of trust preferred securities                    (5,509)         -              -
  Capital contribution                                        18,667        18,667         18,667
  Cash dividends paid                                         (5,772)       (5,772)       (15,071)
                                                          ----------    ----------     ----------
                                                            (301,502)     (260,221)      (274,494)
                                                          ----------    ----------     ----------
Net Increase (Decrease) in Cash and Short-term
  Investments                                                 99,074        58,717       (173,604)
Cash and short-term investments at beginning of
  period                                                     289,944       231,227        404,831
                                                          ----------    ----------     ----------
Cash and short-term investments at end of period          $  389,018    $  289,944     $  231,227
                                                          ==========    ==========     ==========

See notes to consolidated financial statements.

            AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                 INDEX TO NOTES
                                 --------------

   A. Accounting Policies                      I. Minority Interest
   B. Acquisitions and Sales of Subsidiaries   J. Shareholders' Equity
      and Investees                            K. Income Taxes
   C. Segments of Operations                   L. Extraordinary Items
   D. Investments                              M. Commitments and Contingencies
   E. Investment in Investee Corporation       N. Quarterly Operating Results
   F. Cost in Excess of Net Assets Acquired    O. Insurance
   G. Payable to American Financial Group      P. Additional Information
   H. Long-Term Debt


A. Accounting Policies

   Basis of Presentation The consolidated financial statements include the accounts of American Financial Corporation ("AFC") and its subsidiaries. Certain reclassifications have been made to prior years to conform to the current year's presentation. All significant intercompany balances and transactions have been eliminated. All acquisitions have been treated as purchases. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements.

   The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

   Investments All fixed maturity securities are considered "available for sale" and reported at fair value with unrealized gains and losses reported as a separate component of shareholders' equity. Short-term investments are carried at cost; loans receivable are carried primarily at the aggregate unpaid balance. Premiums and discounts on mortgage-backed securities are amortized over their expected average lives using the interest method.

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

   Cost in Excess of Net Assets Acquired The excess of cost of subsidiaries and investees over AFC's equity in the underlying net assets ("goodwill") is being amortized over periods of 20 to 40 years.

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

            AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

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

      Deferred Acquisition Costs Policy acquisition costs (principally commissions, premium taxes and other underwriting expenses) related to the production of new business are deferred ("DPAC"). For the property and casualty companies, DPAC is limited based upon recoverability without any consideration for anticipated investment income and is charged against income ratably over the terms of the related policies. For the annuity companies, DPAC is amortized, with interest, in relation to the present value of expected gross profits on the policies.

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

      Variable Annuity Assets and Liabilities Separate accounts related to variable annuities represent deposits invested in underlying investment funds on which AAG earns a fee. The investment funds are selected and may be changed only by the policyholder.

      Premium Recognition Property and casualty premiums are earned over the terms of the policies on a pro rata basis. Unearned premiums represent that portion of premiums written which is applicable to the unexpired terms of policies in force. On reinsurance assumed from other insurance companies or written through various underwriting organizations, unearned premiums are based on reports received from such companies and organizations. For traditional life, accident and health products, premiums are recognized as revenue when legally collectible

            AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES from policyholders. For interest-sensitive life and universal life products, premiums are recorded in a policyholder account which is reflected as a liability. Revenue is recognized as amounts are assessed against the policyholder account for mortality coverage and contract expenses.

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

   Minority Interest For balance sheet purposes, minority interest represents the interests of noncontrolling shareholders in AFC subsidiaries, including preferred securities issued by trust subsidiaries of American Annuity Group, Inc. ("AAG"), and American Financial Group, Inc.'s ("AFG") interest in American Premier Underwriters, Inc. ("American Premier" or "APU") and American Financial Enterprises, Inc. ("AFEI"). For income statement purposes, minority interest expense represents those shareholders' interest in the earnings of AFC subsidiaries as well as accrued distributions on the trust preferred securities.

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

   Benefit Plans AFC provides retirement benefits to qualified employees of participating companies through contributory and noncontributory defined contribution plans contained in AFG's Retirement and Savings Plan. Under the retirement portion of the plan, company contributions are invested primarily in securities of AFG and affiliates. Under the savings portion of the plan, AFC matches a specific portion of employee contributions. Contributions to benefit plans are charged against earnings in the year for which they are declared.

   AFC and many of its subsidiaries provide health care and life insurance benefits to eligible retirees. AFC also provides postemployment benefits to former or inactive employees (primarily those on disability) who were not deemed retired under other company plans. The projected future cost of providing these benefits is expensed over the period the employees earn such benefits.

            AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

   Start-up Costs Prior to 1999, AAG, an 83%-owned subsidiary, deferred certain costs associated with introducing new products and distribution channels and amortized them on a straight-line basis over 5 years. In 1999, AAG implemented Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." The SOP requires that (i) costs of start-up activities be expensed as incurred and (ii) unamortized balances of previously deferred costs be expensed and reported as the cumulative effect of a change in accounting principle. Accordingly, AFC expensed previously capitalized start-up costs of $3.8 million (net of minority interest and taxes) or $.06 per diluted share, effective January 1, 1999.

   Derivatives The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," during the second quarter of 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments that are embedded in other contracts, and for hedging activities and must be implemented no later than January 1, 2001. SFAS No. 133 requires the recognition of all derivatives (both assets and liabilities) in the balance sheet at fair value. Changes in fair value of derivative instruments are included in current income or as a component of comprehensive income (outside current income) depending on the type of derivative. Implementation of SFAS No. 133 is not expected to have a material effect on AFC's financial position or results of operations.

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

B. Acquisitions and Sales of Subsidiaries and Investees

   Worldwide Insurance Company In April 1999, AFC acquired Worldwide Insurance Company (formerly Providian Auto and Home Insurance Company) for $157 million in cash. Worldwide is a provider of direct response private passenger automobile insurance.

   United Teacher Associates In October 1999, AAG acquired United Teacher Associates Insurance Company of Austin, Texas ("UTA") for $81 million in cash, pending post-closing adjustments under which AAG may receive as much as several million dollars. UTA provides supplemental health products and retirement annuities, and purchases blocks of insurance policies from other insurers.

   Great American Life Insurance Company of New York and Consolidated Financial In February 1999, AAG acquired Great American Life Insurance Company of New York, formerly Old Republic Life Insurance Company of New York, for $27 million in cash. In July 1999, AAG acquired Consolidated Financial Corporation, an insurance agency, for $21 million in cash.

            AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

   Commercial lines division In December 1998, AFC completed the sale of substantially all of its Commercial lines division to Ohio Casualty Corporation for $300 million plus warrants to purchase 6 million (post split) shares of Ohio Casualty common stock. AFC deferred a gain of $103 million on the insurance ceded to Ohio Casualty and recognized a pretax gain of $153 million on the sale of the other net assets. The deferred gain is being recognized over the estimated remaining settlement period (weighted average of 4.25 years) of the claims ceded. AFC may also receive up to an additional $40 million in the year 2000 based upon the retention and growth of the insurance businesses acquired by Ohio Casualty. The commercial lines sold generated net written premiums of approximately $230 million in 1998 (11 months) and $315 million in 1997.

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

   Millennium Dynamics, Inc. In 1997, AFC completed the sale of the assets of its software solutions and consulting services subsidiary, Millennium Dynamics, Inc. ("MDI"), to a subsidiary of Peritus Software Services, Inc. for $30 million in cash and 2,175,000 shares of Peritus common stock. AFC recognized a pretax gain of approximately $50 million on the sale.

   Peritus experienced difficulties in 1998, wrote off substantial amounts of its assets, and reported significant losses throughout the year. As a result, AFC recognized a pretax realized loss of $26.9 million and reduced its carrying value of Peritus shares to a nominal value at December 31, 1998.

C. Segments of Operations AFC's property and casualty group is engaged primarily in private passenger automobile and specialty insurance businesses. The Personal group writes nonstandard and preferred/standard private passenger auto and other personal insurance coverage. The Specialty group includes a highly diversified group of specialty business units. Some of the more significant areas are inland and ocean marine, California workers' compensation, agricultural-related coverages, executive and professional liability, U.S.-based operations of Japanese companies, fidelity and surety bonds, collateral protection, and umbrella and excess coverages. AFC's annuity and life business markets primarily retirement products as well as life and supplemental health insurance. AFC's businesses operate throughout the United States. In 1999 and 1998, AFC derived less than 2% of its revenues from the sale of life and supplemental health products in Puerto Rico and less than 1% of its revenues from the sale of property and casualty insurance in Canada, Mexico, Europe and Asia. In addition, AFC owns a significant portion of the voting equity securities of Chiquita Brands International, Inc. (an investee corporation - see Note E).

            AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

   The following tables (in thousands) show AFC's assets, revenues and operating profit (loss) by significant business segment. Operating profit (loss) represents total revenues less operating expenses.

                                                     1999             1998            1997
                                                     ----             ----            ----
   Assets
   Property and casualty insurance (a)        $ 8,158,371      $ 8,278,898     $ 7,517,856
   Annuities and life                           7,523,570        7,174,544       7,693,463
   Other                                          181,884          202,287         325,949
                                              -----------      -----------     -----------
                                               15,863,825       15,655,729      15,537,268
   Investment in investee                         159,984          192,138         200,714
                                              -----------      -----------     -----------

                                              $16,023,809      $15,847,867     $15,737,982
                                              ===========      ===========     ===========
   Revenues (b)
   Property and casualty insurance:
     Premiums earned:
       Personal                               $ 1,163,223      $ 1,289,689     $ 1,356,642
       Specialty                                1,047,858        1,371,509       1,429,143
       Other lines                                   (262)          37,540          38,596
                                              -----------      -----------     -----------
                                                2,210,819        2,698,738       2,824,381
     Investment and other income                  450,829          643,106         448,849
                                              -----------      -----------     -----------
                                                2,661,648        3,341,844       3,273,230
   Annuities and life (c)                         640,036          729,854         638,348
   Other                                           40,295              331         146,888
                                              -----------      -----------     -----------

                                              $ 3,341,979      $ 4,072,029     $ 4,058,466
                                              ===========      ===========     ===========

   Operating Profit (Loss)
   Property and casualty insurance:
     Underwriting:
       Personal                              ($     7,685)     $    34,029     $    21,235
       Specialty                                  (28,015)         (67,131)           (324)
       Other lines (d)                             (7,241)        (256,360)        (62,470)
                                              -----------      -----------     -----------
                                                  (42,941)        (289,462)        (41,559)
     Investment and other income                  299,057          518,234         320,710
                                              -----------      -----------     -----------
                                                  256,116          228,772         279,151
   Annuities and life                             112,498          165,238         122,401
   Other (e)                                      (58,872)        (124,712)        (16,747)
                                              -----------      -----------     -----------

                                              $   309,742      $   269,298     $   384,805
                                              ===========      ===========     ===========

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

            AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

D. Investments Fixed maturities and other stocks at December 31, consisted of the following (in millions):

                                                                        Available for Sale
                                      --------------------------------------------------------------------------------------
                                                          1999                                        1998
                                      ----------------------------------------      ----------------------------------------
                                      Amortized    Market     Gross Unrealized      Amortized    Market     Gross Unrealized
                                                              ----------------                              ----------------
                                           Cost     Value      Gains   Losses            Cost     Value      Gains   Losses
                                      ---------    ------      -----   ------       ---------    ------      -----   ------
       Fixed maturities:
         United States Government
          and government agencies
          and authorities             $   549.1   $  539.1     $  2.4  ($ 12.4)     $  507.5  $   537.6     $ 30.2   ($  .1)
         States, municipalities and
          political subdivisions          303.2      292.4         .8    (11.6)        137.0      144.8        7.8      -
         Foreign government                64.4       63.3         .2     (1.3)         67.3       71.0        3.8      (.1)
         Public utilities                 567.8      556.6        2.4    (13.6)        700.2      728.9       29.1      (.4)
         Mortgage-backed securities     2,457.6    2,420.9       28.4    (65.1)      2,399.9    2,493.2      102.0     (8.7)
         All other corporate            6,088.0    5,922.3       34.3   (200.0)      6,049.2    6,285.9      266.7    (30.0)
         Redeemable preferred stocks       70.9       67.6        1.1     (4.4)         59.3       62.0        3.5      (.8)
                                      ---------   --------     ------   ------      --------  ---------     ------    -----
                                      $10,101.0   $9,862.2     $ 69.6  ($308.4)     $9,920.4  $10,323.4     $443.1   ($40.1)
                                      =========   ========     ======   ======      ========  =========     ======    =====
       Other stocks                   $   229.2   $  409.7     $204.4  ($ 23.9)     $  207.3  $   430.3     $230.7   ($ 7.7)
                                      =========   ========     ======   ======      ========  =========     ======    =====

   The table below sets forth the scheduled maturities of fixed maturities based on market value as of December 31, 1999. Data based on amortized cost is generally the same. Mortgage-backed securities had an average life of approximately 6 years at December 31, 1999.

              Maturity
            ----------------
            One year or less                          5%
            After one year through five years        24
            After five years through ten years       29
            After ten years                          17
                                                    ---
                                                     75
            Mortgage-backed securities               25
                                                    ---
                                                    100%
                                                    ===

   Certain risks are inherent in connection with fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.

            AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

   The only investment which exceeds 10% of Shareholders' Equity is an equity investment in Provident Financial Group, Inc., having a market value of $231 million and $243 million at December 31, 1999 and 1998, respectively.

   Realized gains (losses) and changes in unrealized appreciation (depreciation) on fixed maturity and equity security investments are summarized as follows (in thousands):

                                        Fixed       Equity         Tax
                                   Maturities   Securities     Effects         Total
                                   ----------   ----------     -------         -----
          1999
          ----
          Realized                  ($ 13,191)    $ 33,244   ($  7,019)     $ 13,034
          Change in Unrealized       (641,800)     (42,500)    239,500      (444,800)

          1998
          ----
          Realized (*)                 25,841      (19,566)     (2,196)        4,079
          Change in Unrealized          4,982      (69,900)     22,721       (42,197)

          1997
          ----
          Realized                     11,542       34,464     (16,102)       29,904
          Change in Unrealized        222,188      107,600    (115,426)      214,362

          (*) Includes $6.8 million in realized gains on fixed maturities transferred to Ohio Casualty in connection with the sale of the Commercial lines division.

   Transactions in fixed maturity investments included in the Statement of Cash Flows consisted of the following (in millions):

                                               Maturities
                                                      and                 Gross     Gross
                                Purchases     Redemptions       Sales     Gains    Losses
                                ---------     -----------       -----     -----    ------
          1999
          ----
          Available for Sale     $2,034.6        $1,047.2    $1,212.2     $29.1    ($42.3)
                                 ========        ========    ========     =====     =====

          1998
          ----
          Held to Maturity (*)   $     .8        $  584.8    $   45.3     $12.1    ($  .5)
          Available for Sale      2,154.4           663.8       750.2      24.9    ( 17.5)
                                 --------        --------    --------     -----     -----
               Total             $2,155.2        $1,248.6    $  795.5     $37.0    ($18.0)
                                 ========        ========    ========     =====     =====

          1997
          ----
          Held to Maturity       $    5.6        $  422.3    $    8.0     $  .5    ($ 1.0)
          Available for Sale      2,549.5           475.5     1,399.6      37.7     (25.7)
                                 --------        --------    --------     -----     -----
               Total             $2,555.1        $  897.8    $1,407.6     $38.2    ($26.7)
                                 ========        ========    ========     =====     =====

          (*) Prior to reclassification to available for sale at December 31, 1998.


   Securities classified as "held to maturity" having amortized cost of $41.8 million and $8.2 million were sold for gains (losses) of $603,000 and ($170,000) in 1998 and 1997, respectively, due to significant deterioration in the issuers' creditworthiness.

            AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

E. Investment in Investee Corporation Investment in investee corporation reflects AFC's ownership of 24 million shares (36%) of Chiquita common stock. The market value of this investment was $114 million and $229 million at December 31, 1999 and 1998, respectively. Chiquita is a leading international marketer, producer and distributor of quality fresh fruits and vegetables and processed foods.

   Summarized financial information for Chiquita at December 31, is shown below (in millions).

                                                      1999      1998      1997
                                                      ----      ----      ----

          Current Assets                            $  903    $  840
          Noncurrent Assets                          1,693     1,669
          Current Liabilities                          488       531
          Noncurrent Liabilities                     1,403     1,184
          Shareholders' Equity                         705       794

          Net Sales                                 $2,556    $2,720    $2,434
          Operating Income                              42        79       100
          Net Loss                                     (58)      (18)       -
          Net Loss Attributable to Common Shares       (75)      (36)      (17)

   Chiquita's 1999 results include a $9 million charge resulting from a workforce reduction program. Operating results for 1998 include $74 million of fourth quarter write-offs and costs resulting from widespread flooding in Honduras and Guatemala caused by Hurricane Mitch.

F. Cost in Excess of Net Assets Acquired Amortization expense for the excess of cost over net assets of purchased subsidiaries was $14.4 million in 1999, $12.2 million in 1998 and $11.6 million in 1997. At December 31, 1999 and 1998, accumulated amortization amounted to approximately $157 million and $143 million, respectively.

G. Payable to American Financial Group AFC has a reciprocal Master Credit Agreement with various AFG holding companies under which these companies make funds available to each other for general corporate purposes.

            AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

H. Long-Term Debt Long-term debt consisted of the following at December 31, (in thousands):

                                                                1999       1998
                                                                ----       ----
      Holding Companies:
         AFC notes payable under bank line                 $ 68,000    $ 80,000
         AFC 9-3/4% Debentures, less discount of $618          -         78,560
         American Premier Underwriters, Inc. ("APU")
            9-3/4% Subordinated Notes, including premium
            of $487                                            -         89,467
         APU 10-5/8% Subordinated Notes due April 2000,
            including premium of $119 and $883
            (imputed rate - 8.7%)                            23,786      41,518
         APU 10-7/8% Subordinated Notes due May 2011,
            including premium of $940 and $1,471
            (imputed rate - 9.6%)                            11,661      17,473
         Other                                                9,110       8,518
                                                           --------    --------

                                                           $112,557    $315,536
                                                           ========    ========

      Subsidiaries:
         AAG 6-7/8% Senior Notes due June 2008             $100,000    $100,000
         AAG notes payable under bank line                   97,000      27,000
         Notes payable secured by real estate                31,704      37,602
         Other                                               11,029      12,294
                                                           --------    --------

                                                           $239,733    $176,896
                                                           ========    ========

   In April 1999, AFC used funds borrowed under its credit agreement with AFG to redeem its 9-3/4% Debentures, repurchase APU Subordinated Notes and repay a portion of its bank line.

   At December 31, 1999, sinking fund and other scheduled principal payments on debt for the subsequent five years were as follows (in thousands):

                    Holding
                  Companies      Subsidiaries         Total
                  ---------      ------------         -----
      2000          $23,667           $ 3,248      $ 26,915
      2001             -                1,430         1,430
      2002           74,157            38,265       112,422
      2003             -               61,278        61,278
      2004             -               14,231        14,231

   Debentures purchased in excess of scheduled payments may be applied to satisfy any sinking fund requirement. The scheduled principal payments shown above assume that debentures previously purchased are applied to the earliest scheduled retirements.

   AFC and AAG each have an unsecured credit agreement with a group of banks under which they can borrow up to $300 million and $200 million, respectively. Borrowings bear interest at floating rates based on prime or Eurodollar rates. Loans mature December 2002 under the AFC credit agreement and from 2000 to 2003 under the AAG credit agreement. At December 31, 1999, the weighted average interest rates on amounts borrowed under the AFC and AAG bank credit lines were 6.56% and 6.76%, respectively.

   Cash interest payments of $59 million, $73 million and $98 million were made on long-term debt in 1999, 1998 and 1997, respectively.

            AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

I. Minority Interest Minority interest in AFC's balance sheet is comprised of the following (in thousands):

                                                  1999           1998
                                                  ----           ----
       Interest of AFG (parent) and
         noncontrolling shareholders
           in subsidiaries' common stock      $270,594       $299,335
       Preferred securities issued by
         subsidiary trusts                     219,600        225,000
                                              --------       --------
                                              $490,194       $524,335
                                              ========       ========

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

   The preferred securities consisted of the following (in thousands):

      Date of                                                                Optional
      Issuance          Issue (Maturity Date)           1999       1998      Redemption Dates
      -------------     ------------------------        ----       ----      ----------------
      November 1996     AAG 9-1/4% TOPrS (2026)      $74,600    $75,000      On or after 11/7/2001
      March 1997        AAG 8-7/8% Pfd   (2027)       70,000     75,000      On or after 3/1/2007
      May 1997          AAG 7-1/4% ROPES (2041)       75,000     75,000      Prior to 9/28/2000 and
                                                                                after 9/28/2001

   In the first quarter of 1999, AAG repurchased $5.4 million of its preferred securities for $5.5 million in cash.

   Minority Interest Expense Minority interest expense is comprised of (in thousands):

                                                   1999       1998       1997
                                                   ----       ----       ----
     Interest of AFG (parent) and
       noncontrolling shareholders
         in earnings of subsidiaries             $26,362    $26,248    $29,978
     Accrued distributions by subsidiaries
       on trust issued preferred securities,
         net of tax                               12,074     12,370     10,074
                                                 -------    -------    -------

                                                 $38,436    $38,618    $40,052
                                                 =======    =======    =======

            AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

J. Shareholders' Equity At December 31, 1999 and 1998, American Financial Group beneficially owned all of the outstanding shares of AFC's Common Stock.

   Preferred Stock Under provisions of both the Nonvoting (4.0 million shares authorized) and Voting (4.0 million shares authorized) Cumulative Preferred Stock, the Board of Directors may divide the authorized stock into series and set specific terms and conditions of each series. At December 31, 1999 and 1998, the outstanding voting shares of AFC's Preferred Stock consisted of the following:

      Series J, no par value; $25.00 liquidating value per share; annual dividends per share $2.00; redeemable at AFC's option at $25.75 per share beginning December 2005 declining to $25.00 at December 2007 and thereafter; 2,886,161 shares (stated value $72.2 million) outstanding at December 31, 1999 and 1998.

   In December 1997, AFC retired all shares of its Series F and G Preferred Stock in exchange for approximately $244 million in cash and 2,886,161 shares of the Series J Preferred Stock. AFC recognized a charge to retained earnings of $153.3 million representing the excess of total consideration paid over the stated value of the preferred stock retired.

   Unrealized Gain (Loss) on Marketable Securities, Net The change in unrealized gain (loss) on marketable securities included the following (in millions):

                                                                        Tax       Minority
                                                       Pretax       Effects       Interest            Net
                                                       ------       -------       --------            ---
                      1999
      -----------------------------------------
      Unrealized holding gains (losses) on
        securities arising during the period           ($612.1)       $212.1         $47.7          ($352.3)
      Reclassification adjustment for
        realized gains included in net income            (20.1)          7.1           2.3            (10.7)
                                                        ------        ------         -----           ------
      Change in unrealized gain (loss) on
        marketable securities, net                     ($632.2)       $219.2         $50.0          ($363.0)
                                                        ======        ======         =====           ======

                      1998
      -----------------------------------------
      Unrealized holding gains (losses) on
        securities arising during the period           ($ 50.5)       $ 19.0         $ 1.2          ($ 30.3)
      Unrealized gain on securities transferred
        from held to maturity                             87.0         (30.4)         (7.8)            48.8
      Reclassification adjustment for realized
        gains included in net income and
        unrealized gains of subsidiaries sold            (20.4)          7.1           1.9            (11.4)
                                                        ------        ------         -----           ------
      Change in unrealized gain (loss) on
        marketable securities, net                      $ 16.1       ($  4.3)       ($ 4.7)          $  7.1
                                                        ======        ======         =====           ======

                       1997
      -----------------------------------------
      Unrealized holding gains (losses) on
        securities arising during the period            $320.2       ($112.2)       ($20.7)          $187.3
      Reclassification adjustment for
        realized gains included in net income            (51.5)         18.0           4.0            (29.5)
                                                        ------        ------         -----           ------
      Change in unrealized gain (loss) on
        marketable securities, net                      $268.7       ($ 94.2)       ($16.7)          $157.8
                                                        ======        ======         =====           ======

            AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

K. Income Taxes The following is a reconciliation of income taxes at the statutory rate of 35% and income taxes as shown in the Statement of Earnings (in thousands):

                                                1999         1998         1997
                                                ----         ----         ----
    Earnings before income taxes:
      Operating                             $309,742     $269,298     $384,805
      Minority interest expense              (44,937)     (45,279)     (45,477)
      Equity in net losses of investee       (27,357)     (13,198)      (5,564)
      Extraordinary items                     (6,001)      (1,258)     (11,201)
      Accounting change                       (6,370)        -            -
                                            --------     --------     --------

    Total                                   $225,077     $209,563     $322,563
                                            ========     ========     ========

    Income taxes at statutory rate          $ 78,777     $ 73,347     $112,897
    Effect of:
      Minority interest                        8,891        9,055       10,168
      Losses utilized                         (5,250)      (6,572)      (3,164)
      Amortization of intangibles              4,728        4,566        3,362
      Dividends received deduction            (2,783)      (2,189)      (2,002)
      Other                                   (4,086)       2,716          (88)
                                            --------     --------     --------
    Total Provision                           80,277       80,923      121,173

    Amounts applicable to:
      Minority interest expense                6,501        6,661        5,425
      Equity in net losses of investee         9,574        4,620        1,947
      Extraordinary items                      2,152          495        4,054
      Accounting change                        2,516         -            -
                                            --------     --------     --------

    Provision for income taxes as shown
      on the Statement of Earnings          $101,020     $ 92,699     $132,599
                                            ========     ========     ========



   Total earnings before income taxes include income (losses) subject to tax in foreign jurisdictions of $8.1 million in 1999, $7.5 million in 1998 and ($9.3) million in 1997.

   The total income tax provision consists of (in thousands):

                                         1999       1998         1997
                                         ----       ----         ----
       Current taxes (credits):
         Federal                    ($ 7,454)    $61,501     $ 27,875
         Foreign                          32          94         -
         State                           511         652       (2,544)
       Deferred taxes:
         Federal                      88,219      18,254       96,301
         Foreign                      (1,031)        422         (459)
                                     -------     -------     --------

                                     $80,277     $80,923     $121,173
                                     =======     =======     ========

   For income tax purposes, certain members of the AFC consolidated tax group had the following carryforwards available at December 31, 1999 (in millions):

                                           Expiring      Amount
                                          -----------    ------
                             {            2000 - 2004       $91
       Operating Loss        {            2005 - 2009         2
       Other - Tax Credits                                   19

            AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

   Deferred income tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The significant components of deferred tax assets and liabilities included in the Balance Sheet at December 31, were as follows (in millions):

                                                     1999           1998
                                                     ----           ----
        Deferred tax assets:
          Net operating loss carryforwards         $ 32.6         $ 44.3
          Capital loss carryforwards                  -             23.7
          Insurance claims and reserves             236.5          291.2
          Other, net                                117.6          110.0
                                                   ------         ------
                                                    386.7          469.2
          Valuation allowance for deferred
            tax assets                              (48.9)         (88.6)
                                                   ------         ------
                                                    337.8          380.6
        Deferred tax liabilities:
          Deferred acquisition costs               (172.3)        (121.3)
          Investment securities                     (67.0)        (267.9)
                                                   ------         ------
                                                   (239.3)        (389.2)
                                                   ------         ------

        Net deferred tax asset (liability)         $ 98.5        ($  8.6)
                                                   ======         ======


   The gross deferred tax asset has been reduced by a valuation allowance based on an analysis of the likelihood of realization. Factors considered in assessing the need for a valuation allowance include: (i) recent tax returns, which show neither a history of large amounts of taxable income nor cumulative losses in recent years, (ii) opportunities to generate taxable income from sales of appreciated assets, and (iii) the likelihood of generating larger amounts of taxable income in the future. The likelihood of realizing this asset will be reviewed periodically; any adjustments required to the valuation allowance will be made in the period in which the developments on which they are based become known. The aggregate valuation allowance decreased by $39.7 million in 1999 due primarily to the utilization and expiration of loss carryforwards previously reserved.

   Cash payments for income taxes, net of refunds, were $10.2 million, $41.4 million and $43.7 million for 1999, 1998 and 1997, respectively.

            AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

L. Extraordinary Items Extraordinary items represent AFC's proportionate share of gains and losses related to debt retirements by the following companies. Amounts shown are net of minority interest and income taxes (in thousands):

                                      1999     1998        1997
                                      ----     ----        ----
         Holding Companies:
             AFC (parent)          ($2,993)   ($ 77)    ($5,395)
             APU (parent)             (856)     (37)       (502)
         Subsidiary:
             AAG                      -        (649)     (1,250)
                                    ------     ----      ------
                                   ($3,849)   ($763)    ($7,147)
                                    ======     ====      ======

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

   American Premier's liability of $32.3 million for environmental claims at December 31, 1999, consists of a number of proceedings and claims seeking to impose responsibility for hazardous waste remediation costs at certain railroad sites formerly owned by PCTC and certain other sites where hazardous waste was allegedly generated by PCTC's railroad related operations. It is difficult to estimate remediation costs for a number of reasons, including the number and financial resources of other potentially responsible parties, the range of costs for remediation alternatives, changing technology and the time period over which these matters develop. American Premier's liability is based on information currently available and is subject to change as additional information becomes available.

   American Premier's liability of $39.9 million for occupational injury and disease claims at December 31, 1999, includes pending and expected claims by former employees of PCTC for injury or disease allegedly caused by exposure to excessive noise, asbestos or other substances in the workplace. Anticipated recoveries of $26 million on these liabilities are included in other assets. Recorded amounts are based on the accumulation of estimates of reported and unreported claims and related expenses and estimates of probable recoveries from insurance carriers.

   AFC has accrued approximately $11.2 million at December 31, 1999, for environmental costs and certain other matters associated with the sales of former operations.

   In management's opinion, the outcome of the items discussed in this note and under "Uncertainties" in Management's Discussion and Analysis will not, individually or in the aggregate, have a material adverse effect on AFC's financial condition or results of operations.

            AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

N. Quarterly Operating Results (Unaudited) The operations of certain of AFC's business segments are seasonal in nature. While insurance premiums are recognized on a relatively level basis, claim losses related to adverse weather (snow, hail, hurricanes, tornadoes, etc.) may be seasonal. Historically, Chiquita's operations are significantly stronger in the first and second quarters than in the third and fourth quarters. Quarterly results necessarily rely heavily on estimates. These estimates and certain other factors, such as the nature of investees' operations and discretionary sales of assets, cause the quarterly results not to be necessarily indicative of results for longer periods of time. The following are quarterly results of consolidated operations for the two years ended December 31, 1999 (in millions).


                                                       1st          2nd          3rd           4th          Total
                                                   Quarter      Quarter      Quarter       Quarter           Year
                                                   -------      -------      -------       -------       --------
                             1999
      -----------------------------------------
      Revenues                                      $800.8       $831.2       $869.5        $840.5       $3,342.0
      Earnings before extraordinary items and
        accounting change                             58.2         46.3         30.9          17.1          152.5
      Extraordinary items - gain (loss) on
        prepayment of debt                             -           (3.9)         -             -             (3.9)
      Cumulative effect of accounting change          (3.8)         -            -             -             (3.8)
      Net earnings                                    54.4         42.4         30.9          17.1          144.8


                             1998
      -----------------------------------------
      Revenues                                    $1,002.7     $1,020.1     $1,038.0      $1,011.2       $4,072.0
      Earnings (loss) before extraordinary items      66.4         39.6         58.0         (34.6)         129.4
      Extraordinary items - loss on prepayment
        of debt                                        (.7)         (.1)         -             -              (.8)
      Net earnings (loss)                             65.7         39.5         58.0         (34.6)         128.6

   The 1999 fourth quarter results include a charge of $10 million for expenses related to realignment within the operating units of the life and annuity business.

   In the second quarter of 1998, AFC recorded approximately $41 million of losses due to severe storms in the midwestern part of the country. Included in "Loss and loss adjustment expenses" for 1998 is a fourth quarter noncash, pretax charge of $214 million for A&E exposures. Under the agreement covering the sale of the Commercial lines division in 1998, AFC retained liabilities for certain A&E exposures. Prompted by this retention and as part of the continuing process of monitoring reserves, AFC began a comprehensive review of its A&E exposures. AFC increased its A&E reserve to an amount consistent with the conclusions of the review.

   AFC has realized substantial gains (losses) on sales of subsidiaries and investees in recent years (see Note B). Sales of subsidiaries also includes pretax charges of $10.5 million and $5.0 million in the third and fourth quarters of 1998, respectively, relating to operations expected to be disposed of. Realized gains (losses) on sales of securities, affiliates and other investments amounted to (in millions):

                          1st       2nd       3rd        4th       Total
                      Quarter   Quarter   Quarter    Quarter        Year
                      -------   -------   -------    -------      ------
       1999             $ 4.4      $7.3    ($ 5.7)    $ 14.1      $ 20.1
       1998              22.0       8.9      25.4      123.4       179.7

            AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

O. Insurance Securities owned by insurance subsidiaries having a carrying value of about $900 million at December 31, 1999, were on deposit as required by regulatory authorities.

   Insurance Reserves The liability for losses and loss adjustment expenses for certain long-term scheduled payments under workers' compensation, auto liability and other liability insurance has been discounted at about 8%, an approximation of long-term investment yields. As a result, the total liability for losses and loss adjustment expenses at December 31, 1999, has been reduced by $30 million.

   The following table provides an analysis of changes in the liability for losses and loss adjustment expenses, net of reinsurance (and grossed up), over the past three years on a GAAP basis (in millions):


                                                          1999        1998        1997
                                                          ----        ----        ----
       Balance at beginning of period                   $3,305      $3,489      $3,404

       Provision for losses and LAE occurring
         in the current year                             1,691       2,059       2,045
       Net increase (decrease) in provision for
         claims of prior years                            (102)        156          31
                                                        ------      ------      ------
                                                         1,589       2,215       2,076
       Payments for losses and LAE of:
         Current year                                     (780)       (885)       (840)
         Prior years                                      (958)     (1,110)     (1,151)
                                                        ------      ------      ------
                                                        (1,738)     (1,995)     (1,991)

       Reserves of businesses acquired or sold, net         57        (481)       -
       Reclassification of allowance for
         uncollectible reinsurance                          11          77        -
                                                        ------      ------      ------

       Balance at end of period                         $3,224      $3,305      $3,489
                                                        ======      ======      ======

       Add back reinsurance recoverables, net
         of allowance in 1999 and 1998                   1,571       1,468         736
                                                        ------      ------      ------

       Gross unpaid losses and LAE included
         in the Balance Sheet                           $4,795      $4,773      $4,225
                                                        ======      ======      ======

   Net Investment Income The following table shows (in millions) investment income earned and investment expenses incurred by AFC's insurance companies.

                                               1999      1998      1997
                                               ----      ----      ----
   Insurance group investment income:
     Fixed maturities                        $806.1    $849.6    $830.6
     Equity securities                         12.2       9.1       6.4
     Other                                      7.7      12.1      10.6
                                             ------    ------    ------
                                              826.0     870.8     847.6
   Insurance group investment expenses (*)    (40.6)    (42.6)    (37.3)
                                             ------    ------    ------

                                             $785.4    $828.2    $810.3
                                             ======    ======    ======

   (*) Included primarily in "Other operating and general expenses" in the Statement of Earnings.

            AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

   Statutory Information AFC's insurance subsidiaries are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Net earnings and policyholders' surplus on a statutory basis for the insurance subsidiaries were as follows (in millions):

                                                                 Policyholders'
                                             Net Earnings            Surplus
                                          ------------------     --------------
                                          1999   1998   1997       1999    1998
                                          ----   ----   ----       ----    ----

      Property and casualty companies     $170   $261   $159     $1,664  $1,840
      Life insurance companies              37     41     74        421     365

   Reinsurance In the normal course of business, AFC's insurance subsidiaries assume and cede reinsurance with other insurance companies. The following table shows (in millions) (i) amounts deducted from property and casualty written and earned premiums in connection with reinsurance ceded, (ii) written and earned premiums included in income for reinsurance assumed and
   (iii) reinsurance recoveries deducted from losses and loss adjustment expenses.

                                            1999        1998         1997
                                            ----        ----         ----
       Direct premiums written            $3,113      $3,221       $3,383
       Reinsurance assumed                    48          38           89
       Reinsurance ceded                    (898)       (788)(*)     (614)
                                          ------      ------       ------

       Net written premiums               $2,263      $2,471       $2,858
                                          ======      ======       ======

       Direct premiums earned             $3,056      $3,320       $3,316
       Reinsurance assumed                    45          42           90
       Reinsurance ceded                    (890)       (663)        (582)
                                          ------      ------       ------

       Net earned premiums                $2,211      $2,699       $2,824
                                          ======      ======       ======

       Reinsurance recoveries             $  811      $  651       $  296
                                          ======      ======       ======

       (*) Includes $138 million for the unearned premium transfer related to the sale of the Commercial lines division.

P. Additional Information Total rental expense for various leases of office space, data processing equipment and railroad rolling stock was $39 million, $41 million and $36 million for 1999, 1998 and 1997, respectively. Sublease rental income related to these leases totaled $2.6 million in 1999, $5.4 million in 1998 and $5.4 million in 1997.

   Future minimum rentals, related principally to office space and railroad rolling stock, required under operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 1999, were as follows: 2000 - $39 million; 2001 - $33 million; 2002 - $25 million; 2003 -
   $19 million; 2004 - $8 million; and $10 million thereafter. At December 31, 1999, minimum sublease rentals to be received through the expiration of the leases aggregated $6 million.

   Other operating and general expenses included charges for possible losses on agents' balances, other receivables and other assets in the following amounts: 1999 - $5.1 million; 1998 - $2.8 million; and 1997 - $10.5 million.
   Losses and loss adjustment expenses included charges for possible losses on reinsurance recoverables of $.4 million in 1999 and $14.2 million in 1998. The aggregate allowance for all such losses amounted to approximately $148 million and $149 million at December 31, 1999 and 1998, respectively.

            AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

   Fair Value of Financial Instruments The following table presents (in millions) the carrying value and estimated fair value of AFC's financial instruments at December 31.

                                           1999                     1998
                                    ------------------      -------------------
                                    Carrying      Fair      Carrying       Fair
                                       Value     Value         Value      Value
                                    --------   -------      --------    -------
       Assets:
       Fixed maturities               $9,862    $9,862       $10,323    $10,323
       Other stocks                      410       410           430        430
       Investment in investee            160       114           192        229

       Liabilities:
       Annuity benefits
          accumulated                 $5,520    $5,371       $ 5,450    $ 5,307
       Long-term debt:
          Holding companies              113       113           315        326
          Subsidiaries                   240       230           177        176
       Trust preferred securities        220       205           225        231

       AFC preferred stock                72        69            72         80

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

   Unrealized Gain (Loss) on Marketable Securities, Net The components of the Consolidated Balance Sheet caption "Unrealized gain (loss) on marketable securities, net" in shareholders' equity are summarized as follows (in millions):
                                         Unadjusted                    Adjusted
                                              Asset    Effect of          Asset
                                        (Liability)     SFAS 115    (Liability)
                                        -----------     --------    -----------
        1999
        ----
        Fixed maturities                  $10,101.0      ($238.8)      $9,862.2
        Other stocks                          229.2        180.5          409.7
        Deferred acquisition costs            656.1          4.6          660.7
        Annuity benefits accumulated       (5,532.6)        13.1       (5,519.5)
                                                          ------
          Pretax unrealized                                (40.6)

        Deferred taxes                         85.1         13.4           98.5
        Minority interest                    (502.7)        12.5         (490.2)
                                                          ------
          Unrealized gain (loss)                         ($ 14.7)
                                                          ======

        1998
        ----
        Fixed maturities                   $9,920.4       $403.0      $10,323.4
        Other stocks                          207.3        223.0          430.3
        Deferred acquisition costs            472.9         (8.9)         464.0
        Annuity benefits accumulated       (5,424.1)       (25.5)      (5,449.6)
                                                          ------
          Pretax unrealized                                591.6

        Deferred taxes                        197.2       (205.8)          (8.6)
        Minority interest                    (486.8)       (37.5)        (524.3)
                                                          ------

          Unrealized gain (loss)                          $348.3
                                                          ======

            AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

   Financial Instruments with Off-Balance-Sheet Risk On occasion, AFC and its subsidiaries have entered into financial instrument transactions which may present off-balance-sheet risks of both a credit and market risk nature. These transactions include commitments to fund loans, loan guarantees and commitments to purchase and sell securities or loans. At December 31, 1999, AFC and its subsidiaries had commitments to fund credit facilities and contribute limited partnership capital totaling up to $54 million.

   Restrictions on Transfer of Funds and Assets of Subsidiaries Payments of dividends, loans and advances by AFC's subsidiaries are subject to various state laws, federal regulations and debt covenants which limit the amount of dividends, loans and advances that can be paid. Under applicable restrictions, the maximum amount of dividends available to AFC in 2000 from its insurance subsidiaries without seeking regulatory clearance is approximately $186 million. Total "restrictions" on intercompany transfers from AFC's subsidiaries cannot be quantified due to the discretionary nature of the restrictions.

   Benefit Plans AFC expensed approximately $13 million in 1999, $22 million in 1998 and $21 million in 1997 for its retirement and employee savings plans.

   Transactions With Affiliates AFG owns a $3.7 million minority interest in a residential homebuilding company. A brother of AFC's Chairman also owns a minority interest. AAG has extended a line of credit to this company under which the homebuilder may borrow up to $8 million at 13% with interest deferred and added to principal. At December 31, 1999 and 1998, $8 million and $6.1 million was due under the credit line, respectively.

   In a 1997 transaction, AAG purchased for $4.9 million a minority ownership position in a company engaged in the production of ethanol. AFC's Chairman purchased the remaining ownership. During 1998, this company borrowed $4.0 million from AAG under a subordinated note bearing interest at 14% and paid a $6.3 million capital distribution, including $3.1 million to AAG. AAG's equity investment in this company at December 31, 1999 was $1.8 million. In addition, AAG and Great American have each extended a $5 million line of credit to this company; no amounts have been borrowed under the credit lines.

                                     PART IV

                                     ITEM 14

       Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a) Documents filed as part of this Report:
      1.  Financial Statements are included in Part II, Item 8.

      2.  Financial Statement Schedules:
           A.Selected Quarterly Financial Data is included in Note N to the
             Consolidated Financial Statements.

           B.Schedules filed herewith for 1999, 1998 and 1997:
                                                                        Page
                                                                        ----
              I - Condensed Financial Information of Registrant          S-2

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

      3.  Exhibits - see Exhibit Index on page E-1.

(b) Reports on Form 8-K:  None

             AMERICAN FINANCIAL CORPORATION - PARENT ONLY
      SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 (In Thousands)

                             Condensed Balance Sheet
                             -----------------------

                                                           December 31,
                                                   ----------------------------
                                                          1999             1998
                                                          ----             ----
Assets:
   Cash and short-term investments                  $      941       $    4,767
   Investment in securities                              1,214            3,129
   Receivables from affiliates                         126,118           72,772
   Investment in subsidiaries                        2,730,621        2,769,112
   Investment in investee corporation                     -              22,364
   Other assets                                          3,899            8,623
                                                    ----------       ----------

                                                    $2,862,793       $2,880,767
                                                    ==========       ==========

Liabilities and Shareholders' Equity:
   Accounts payable, accrued expenses and other
      liabilities                                   $  109,455       $  122,564
   Payables to affiliates                            1,352,121        1,060,469
   Long-term debt                                       77,110          167,078
   Shareholders' equity                              1,324,107        1,530,656
                                                    ----------       ----------

                                                    $2,862,793       $2,880,767
                                                    ==========       ==========


                             Condensed Statement of Earnings
                             -------------------------------


                                                     Year Ended December 31,
                                                ------------------------------
                                                    1999       1998       1997
                                                    ----       ----       ----
Income:
   Dividends from:
      Subsidiaries                              $ 71,061  $  50,061  $   1,247
      Investees                                      177        177        177
                                                --------  ---------  ---------
                                                  71,238     50,238      1,424
   Equity in undistributed earnings of
      subsidiaries and investees                 228,331    237,599    358,816
   Realized gains (losses) on sales of:
      Securities                                   1,461         11     (2,618)
      Investees                                     -           347        421
      Subsidiaries                                  -          -           731
   Investment and other income                    18,311     10,978     55,404
                                                --------   --------   --------
                                                 319,341    299,173    414,178

Costs and Expenses:
   Interest charges on intercompany borrowings    39,025     36,479     28,772
   Interest charges on other borrowings            7,993     14,542     15,250
   Other operating and general expenses           34,875     37,331     36,392
                                                --------   --------   --------
                                                  81,893     88,352     80,414
                                                --------   --------   --------

Earnings before income taxes, extraordinary
   items and accounting change                   237,448    210,821    333,764
Provision for income taxes                        84,945     81,418    125,227
                                                --------   --------   --------

Earnings before extraordinary items and
   accounting change                             152,503    129,403    208,537

Extraordinary items - loss on prepayment
   of debt                                        (3,849)      (763)    (7,147)
Cumulative effect of accounting change            (3,854)      -          -
                                                --------   --------   --------

Net Earnings                                    $144,800   $128,640   $201,390
                                                ========   ========   ========

             AMERICAN FINANCIAL CORPORATION - PARENT ONLY
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED
                                 (In Thousands)

                        Condensed Statement of Cash Flows
                        ---------------------------------

                                                      Year Ended December 31,
                                                   ------------------------------
                                                       1999       1998       1997
                                                       ----       ----       ----
Operating Activities:
  Net earnings                                     $144,800   $128,640   $201,390
  Adjustments:
    Extraordinary items                               3,849        763      7,147
    Cumulative effect of accounting change            3,854       -          -
    Equity in earnings of subsidiaries             (192,920)  (180,328)  (224,949)
    Equity in net (earnings) losses of investees        (98)       486        212
    Depreciation and amortization                       498        647      1,086
    Realized losses (gains) on sales
      of subsidiaries and investments                (1,461)      (358)     2,262
    Change in receivables from and payables
      to affiliates                                  50,142     (8,155)    69,603
    Increase (decrease) in payables                 (15,005)    15,596     57,017
    Dividends from subsidiaries and investees        71,238     21,359      1,424
    Other                                             5,329        939        841
                                                   --------   --------   --------
                                                     70,226    (20,411)   116,033

Investing Activities:
  Purchases of subsidiaries and other
    investments                                     (41,591)      -      (122,969)
  Sales of subsidiaries and other investments          -          -       143,728
  Other, net                                           (564)      (172)       250
                                                   --------   --------   --------
                                                    (42,155)      (172)    21,009

Financing Activities:
  Additional long-term borrowings                   198,232    112,488        150
  Reductions of long-term debt                     (293,324)   (79,418)   (94,049)
  Borrowings from affiliates                        265,600     46,213    315,000
  Repayments of borrowings from affiliates         (215,300)   (77,621)  (153,500)
  Repurchases of Preferred Stock                       -          -      (243,939)
  Capital contributions from parent                  18,667     18,667     18,667
  Cash dividends paid                                (5,772)    (5,772)   (15,071)
                                                   --------   --------   --------
                                                    (31,897)    14,557   (172,742)

Net Decrease in Cash and Short-term Investments      (3,826)    (6,026)   (35,700)

Cash and short-term investments at beginning
  of period                                           4,767     10,793     46,493
                                                   --------   --------   --------
Cash and short-term investments at end
  of period                                        $    941   $  4,767   $ 10,793
                                                   ========   ========   ========

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                SCHEDULE V - SUPPLEMENTAL INFORMATION CONCERNING
                     PROPERTY-CASUALTY INSURANCE OPERATIONS

                       THREE YEARS ENDED DECEMBER 31, 1999
                                  (IN MILLIONS)



     --------------------------------------------------------------------------
        COLUMN A       COLUMN B        COLUMN C        COLUMN D     COLUMN E
     --------------------------------------------------------------------------
                                          (a)
                                     RESERVES FOR
                       DEFERRED     UNPAID CLAIMS        (b)
       AFFILIATION      POLICY        AND CLAIMS       DISCOUNT        (c)
          WITH       ACQUISITION      ADJUSTMENT     DEDUCTED IN    UNEARNED
       REGISTRANT        COSTS         EXPENSES        COLUMN C     PREMIUMS
     --------------------------------------------------------------------------

     CONSOLIDATED PROPERTY-CASUALTY ENTITIES

         1999             $254           $4,795           $30        $1,326

         1998             $217           $4,773           $41        $1,233

     --------------------------------------------------------------------------------------------------------------------------
                          COLUMN F        COLUMN G              COLUMN H           COLUMN I        COLUMN J      COLUMN K
     --------------------------------------------------------------------------------------------------------------------------
                                                           CLAIMS AND CLAIM
                                                          ADJUSTMENT EXPENSES    AMORTIZATION       PAID
                                                          INCURRED RELATED TO     OF DEFERRED      CLAIMS
                                             NET                                    POLICY        AND CLAIM
                         EARNED          INVESTMENT       CURRENT       PRIOR     ACQUISITION     ADJUSTMENT     PREMIUMS
                        PREMIUMS           INCOME          YEARS        YEARS        COSTS         EXPENSES       WRITTEN
     --------------------------------------------------------------------------------------------------------------------------

     CONSOLIDATED PROPERTY-CASUALTY ENTITIES
         1999           $2,211               $297           $1,691      ($102)        $498          $1,738         $2,263

         1998           $2,699               $324           $2,059       $156         $589          $1,995         $2,471

         1997           $2,824               $316           $2,045       $ 31         $620          $1,991         $2,858

        (a) Grossed up for reinsurance recoverables of $1,571 and $1,468 at December 31, 1999 and 1998, respectively.
        (b)  Discounted at approximately 8%.
        (c) Grossed up for prepaid reinsurance premiums of $320 and $314 at December 31, 1999 and 1998, respectively.

                                   Signatures

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, American Financial Corporation has duly caused this Report to be signed on its behalf by the undersigned, duly authorized.

                                     American Financial Corporation

Signed:  March 28, 2000              BY:s/CARL H. LINDNER
                                          Carl H. Lindner
                                          Chairman of the Board and
                                            Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      Signature                    Capacity                  Date
      ---------                    --------                  ----

s/CARL H. LINDNER             Chairman of the Board     March 28, 2000
  Carl H. Lindner               of Directors


s/THEODORE H. EMMERICH        Director*                 March 28, 2000
  Theodore H. Emmerich


s/JAMES E. EVANS              Director                  March 28, 2000
  James E. Evans


s/THOMAS M. HUNT              Director*                 March 28, 2000
  Thomas M. Hunt


s/CARL H. LINDNER III         Director                  March 28, 2000
  Carl H. Lindner III


s/KEITH E. LINDNER            Director                  March 28, 2000
  Keith E. Lindner


s/S. CRAIG LINDNER            Director                  March 28, 2000
  S. Craig Lindner


s/WILLIAM R. MARTIN           Director*                 March 28, 2000
  William R. Martin


s/FRED J. RUNK                Senior Vice President and March 28, 2000
  Fred J. Runk                  Treasurer (principal
                                financial and accounting
                                officer)

*  Member of the Audit Committee

                                INDEX TO EXHIBITS

                         AMERICAN FINANCIAL CORPORATION

Number          Exhibit Description
------          -------------------

  3(a)     Amended Articles of
           Incorporation, filed as Exhibit 3(a)
           to AFC's Form 10-K for 1997.                  (*)

  3(b)     Amended Code of Regulations, filed as
           Exhibit 3(b) to AFC's Form 10-K
           for 1997.                                     (*)

  4        Instruments defining the rights of  The rights of holders of
           security holders.                   Registrant's Preferred
                                               Stock are defined in the
                                               Articles of Incorporation.
                                               Registrant has no
                                               outstanding debt issues
                                               exceeding 10% of the assets
                                               of Registrant and
                                               consolidated subsidiaries.

           Management Contracts:
 10(a)       Nonqualified Auxiliary RASP, as amended,
             filed as Exhibit 10(a) to AFC's Form 10-K
             for 1998.                                   (*)

 10(b)       1999 Annual Bonus Plan.                   -----

 10(c)       Deferred Compensation Plan, filed as
             Exhibit 10 to Registration Statement No.
             333-91945 on Form S-8 on December 2, 1999   (*)

 12        Computation of ratios of earnings
           to fixed charges.                           -----

 21        Subsidiaries of the Registrant.             -----

 27        Financial data schedule.                     (**)



 (*)  Incorporated herein by reference.
 (**) Copy included in Report filed electronically with the Securities and Exchange Commission.