Form 10-Q
period 2000-03-31
AMERICAN FINANCIAL CORP
filed 2000-05-12
CIK 5016

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

          Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


For the Quarterly Period Ended                          Commission File
March 31, 2000                                          No. 1-7361



                         AMERICAN FINANCIAL CORPORATION

Incorporated under                                      IRS Employer I.D.
the Laws of Ohio                                        No. 31-0624874


              One East Fourth Street, Cincinnati, Ohio 45202
                                 (513) 579-2121

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   As of May 1, 2000, there were 10,593,000 shares of the Registrant's Common Stock outstanding, all of which were owned by American Financial Group, Inc.

                       AMERICAN FINANCIAL CORPORATION 10-Q

                                     PART I

                              FINANCIAL INFORMATION

              AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                             (Dollars In Thousands)

                                                                 March 31,      December 31,
                                                                     2000              1999
                                                              -----------       -----------
Assets:
   Cash and short-term investments                            $   285,379       $   389,018
   Investments:
     Fixed maturities - at market
       (amortized cost - $10,306,884 and $10,101,005)          10,039,884         9,862,205
     Other stocks - at market
       (cost - $233,168 and $229,201)                             399,568           409,701
     Investment in investee corporation                           171,019           159,984
     Policy loans                                                 215,247           217,171
     Real estate and other investments                            270,315           265,288
                                                              -----------       -----------
         Total investments                                     11,096,033        10,914,349

   Recoverables from reinsurers and prepaid
     reinsurance premiums                                       1,898,066         2,105,818
   Agents' balances and premiums receivable                       708,443           656,924
   Deferred acquisition costs                                     705,695           660,672
   Other receivables                                              255,593           222,438
   Variable annuity assets (separate accounts)                    466,359           354,371
   Prepaid expenses, deferred charges and other assets            376,291           384,567
   Cost in excess of net assets acquired                          332,239           335,652
                                                              -----------       -----------

                                                              $16,124,098       $16,023,809
                                                              ===========       ===========

Liabilities and Capital:
   Unpaid losses and loss adjustment expenses                 $ 4,656,193       $ 4,795,449
   Unearned premiums                                            1,410,459         1,325,766
   Annuity benefits accumulated                                 5,494,318         5,519,528
   Life, accident and health reserves                             525,750           520,644
   Payable to American Financial Group, Inc.                      356,809           370,965
   Long-term debt:
     Holding companies                                            155,009           112,557
     Subsidiaries                                                 240,850           239,733
   Variable annuity liabilities (separate accounts)               466,359           354,371
   Accounts payable, accrued expenses and other
     liabilities                                                  979,261           970,495
                                                              -----------       -----------
         Total liabilities                                     14,285,008        14,209,508

   Minority interest                                              486,119           490,194

   Shareholders' Equity:
     Preferred Stock (liquidation value $72,154)                   72,154            72,154
     Common Stock, no par value
       - 20,000,000 shares authorized
       - 10,593,000 shares outstanding                              9,625             9,625
     Capital surplus                                              963,896           960,782
     Retained earnings                                            344,596           296,246
     Unrealized loss on marketable securities, net                (37,300)          (14,700)
                                                              -----------       -----------
         Total shareholders' equity                             1,352,971         1,324,107
                                                              -----------       -----------

                                                              $16,124,098       $16,023,809
                                                              ===========       ===========

                       AMERICAN FINANCIAL CORPORATION 10-Q

              AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS

                                 (In Thousands)

                                                               Three months ended
                                                                     March 31,
                                                              ---------------------
                                                                  2000         1999
                                                                  ----         ----
Income:
  Property and casualty insurance premiums                    $572,137     $537,466
  Life, accident and health premiums                            49,919       25,588
  Investment income                                            209,605      205,460
  Realized gains (losses) on sales of securities                (1,433)       4,449
  Other income                                                  50,307       27,805
                                                              --------     --------
                                                               880,535      800,768

Costs and Expenses:
  Property and casualty insurance:
    Losses and loss adjustment expenses                        417,651      365,829
    Commissions and other underwriting expenses                178,432      168,221
  Annuity benefits                                              66,161       64,941
  Life, accident and health benefits                            36,724       18,879
  Interest charges on borrowed money                            15,554       16,847
  Other operating and general expenses                          92,376       76,227
                                                              --------     --------
                                                               806,898      710,944
                                                              --------     --------

Operating earnings before income taxes                          73,637       89,824
Provision for income taxes                                      24,255       30,214
                                                              --------     --------

Net operating earnings                                          49,382       59,610

Minority interest expense, net of tax                           (8,207)     (11,962)
Equity in net earnings of investee, net of tax                   7,175       10,606
                                                              --------     --------

Earnings before accounting change                               48,350       58,254
Cumulative effect of accounting change                            -          (3,854)
                                                              --------     --------

Net Earnings                                                  $ 48,350     $ 54,400
                                                              ========     ========

                       AMERICAN FINANCIAL CORPORATION 10-Q

              AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)

                                                       Common Stock                      Unrealized
                                         Preferred      and Capital     Retained        Gain (Loss)
                                             Stock          Surplus     Earnings      on Securities             Total
                                        ----------     ------------     --------      -------------        ----------
Balance at January 1, 2000                 $72,154         $970,407     $296,246           ($14,700)       $1,324,107

  Net earnings                                -                -          48,350               -               48,350
  Change in unrealized                        -                -            -               (22,600)          (22,600)
                                                                                                           ----------
    Comprehensive income (loss)                                                                                25,750

  Capital contribution from parent            -               3,067         -                  -                3,067
  Other                                       -                  47         -                  -                   47
                                           -------         --------     --------            -------        ----------

Balance at March 31, 2000                  $72,154         $973,521     $344,596           ($37,300)       $1,352,971
                                           =======         ========     ========            =======        ==========






Balance at January 1, 1999                  72,154         $952,984     $157,218           $348,300        $1,530,656

Net earnings                                  -                -          54,400               -               54,400
Change in unrealized                          -                -            -               (71,400)          (71,400)
                                                                                                           ----------
  Comprehensive income (loss)                                                                                 (17,000)

Capital contribution from parent              -               3,067         -                  -                3,067
Other                                         -               1,716         -                  -                1,716
                                           -------         --------     --------           --------        ----------

Balance at March 31, 1999                  $72,154         $957,767     $211,618           $276,900        $1,518,439
                                           =======         ========     ========           ========        ==========

                       AMERICAN FINANCIAL CORPORATION 10-Q

              AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (In Thousands)

                                                                    Three months ended
                                                                         March 31,
                                                                  ---------------------
                                                                      2000         1999
                                                                      ----         ----
Operating Activities:
    Net earnings                                                  $ 48,350     $ 54,400
    Adjustments:
      Cumulative effect of accounting change                          -           3,854
      Equity in net earnings of investee                            (7,175)     (10,606)
      Depreciation and amortization                                 30,498       21,947
      Annuity benefits                                              66,161       64,941
      Realized gains on investing activities                        (7,611)      (7,247)
      Deferred annuity and life policy acquisition costs           (33,668)     (28,236)
      Decrease in reinsurance and other receivables                124,640       61,589
      Decrease (increase) in other assets                           13,710      (10,838)
      Decrease in insurance claims and reserves                    (50,957)     (15,614)
      Increase in other liabilities                                  2,454       20,224
      Increase (decrease) in minority interest                        (285)       4,634
      Dividends from investee                                         -           1,200
      Other, net                                                    (2,393)      (1,111)
                                                                  --------     --------
                                                                   183,724      159,137
                                                                  --------     --------

Investing Activities:
    Purchases of and additional investments in:
      Fixed maturity investments                                  (601,115)    (535,513)
      Equity securities                                            (14,786)     (19,183)
      Subsidiaries                                                    -         (26,636)
      Real estate, property and equipment                          (18,935)     (18,541)
    Maturities and redemptions of fixed maturity
      investments                                                  154,704      340,961
    Sales of:
      Fixed maturity investments                                   227,797      180,604
      Equity securities                                             19,265       15,763
      Real estate, property and equipment                            1,504        2,990
    Cash and short-term investments of acquired
      subsidiaries, net                                               -          11,740
    Decrease in other investments                                    5,486       21,563
                                                                  --------     --------
                                                                  (226,080)     (26,252)
                                                                  --------     --------

Financing Activities:

    Fixed annuity receipts                                         126,416      107,487
    Annuity surrenders, benefits and withdrawals                  (192,820)    (189,980)
    Net transfers from fixed to variable annuity assets            (21,453)      (3,063)
    Additional long-term borrowings                                 44,091       69,150
    Reductions of long-term debt                                      (610)        (549)
    Borrowings from AFG                                               -           3,000
    Repayments of borrowings from AFG                              (20,313)     (64,800)
    Capital contribution                                             4,667        4,667
    Repurchases of trust preferred securities                       (1,261)      (5,509)
                                                                  --------     --------
                                                                   (61,283)     (79,597)
                                                                  --------     --------

Net Increase (Decrease) in Cash and Short-term Investments        (103,639)      53,288

Cash and short-term investments at beginning
    of period                                                      389,018      289,944
                                                                  --------     --------

Cash and short-term investments at end of period                  $285,379     $343,232
                                                                  ========     ========

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

   INVESTMENTS All fixed maturity securities are considered "available for sale" and reported at fair value with unrealized gains and losses reported as a separate component of shareholders' equity. Short-term investments are carried at cost; loans receivable are carried primarily at the aggregate unpaid balance. Premiums and discounts on mortgage- backed securities are amortized over their expected average lives using the interest method.

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

      REINSURANCE In the normal course of business, AFC's insurance subsidiaries cede reinsurance to other companies to diversify risk and limit maximum loss arising from large claims. To the extent that any reinsuring companies are unable to meet obligations under the agreements covering reinsurance ceded, AFC's insurance subsidiaries would remain liable. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. AFC's insurance subsidiaries report as

                       AMERICAN FINANCIAL CORPORATION 10-Q
   assets (a) the estimated reinsurance recoverable on unpaid losses, including an estimate for losses incurred but not reported, and (b) amounts paid to reinsurers applicable to the unexpired terms of policies in force. AFC's insurance subsidiaries also assume reinsurance from other companies. Income on reinsurance assumed is recognized based on reports received from ceding reinsurers.

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

      VARIABLE ANNUITY ASSETS AND LIABILITIES Separate accounts related to variable annuities represent deposits invested in underlying investment funds on which American Annuity Group, Inc. ("AAG") earns a fee. The investment funds are selected and may be changed only by the policyholder.

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

   MINORITY INTEREST For balance sheet purposes, minority interest represents
   (i) the interests of noncontrolling shareholders in AFC subsidiaries, including preferred securities issued by trust subsidiaries of AAG, and (ii) the American Financial Group, Inc. ("AFG") direct ownership interest in American Premier Underwriters, Inc. ("American Premier" or "APU") and American Financial Enterprises, Inc. For income statement purposes, minority interest expense represents those shareholders' interest in the earnings of AFC subsidiaries as well as accrued distributions on the trust preferred securities.

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

   BENEFIT PLANS AFC provides retirement benefits to qualified employees of participating companies through contributory and noncontributory defined contribution plans contained in AFC's Retirement and Savings Plan. Under the retirement portion of the plan, company contributions are invested primarily in securities of AFC and affiliates. Under the savings portion of the plan, AFC matches a specific portion of employee contributions. Contributions to benefit plans are charged against earnings in the year for which they are declared.

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

B. ACQUISITIONS AND SALES OF SUBSIDIARIES

   WORLDWIDE INSURANCE COMPANY In April 1999, AFC acquired Worldwide Insurance Company for $157 million in cash. Worldwide is a provider of direct response private passenger automobile insurance.

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

   COMMERCIAL LINES DIVISION In connection with the 1998 sale of its Commercial lines division to Ohio Casualty Corporation, AFC deferred a gain of $103 million related to the insurance business ceded which is being recognized over the estimated remaining settlement period (weighted average of 4.25 years) of the claims ceded. AFC may receive up to an additional $40 million in mid-2000 based upon the retention and growth through May 31, 2000 of the insurance businesses sold.

                       AMERICAN FINANCIAL CORPORATION 10-Q

C. SEGMENTS OF OPERATIONS AFC's property and casualty group is engaged primarily in private passenger automobile and specialty insurance businesses. The Personal group writes nonstandard and preferred/standard private passenger auto and other personal insurance coverage. The Specialty group includes a highly diversified group of specialty business units. Some of the more significant areas are inland and ocean marine, California workers' compensation, agricultural- related coverages, executive and professional liability, U.S.-based operations of Japanese companies, fidelity and surety bonds, collateral protection, and umbrella and excess coverages. AFC's annuity and life business markets primarily retirement products as well as life and supplemental health insurance. In addition, AFC owns a significant portion of the voting equity securities of Chiquita Brands International, Inc. (an investee corporation - see Note D).

   The following table (in thousands) shows AFC's revenues and operating profit
   (loss) by significant business segment. Operating profit (loss) represents total revenues less operating expenses.

                                                         Three months ended
                                                               March 31,
                                                       -----------------------
                                                            2000          1999
                                                            ----          ----
      Revenues (a)
      Property and casualty insurance:
        Premiums earned:
          Personal                                      $297,313      $285,817
          Specialty                                      274,823       250,588
          Other lines - primarily discontinued                 1         1,061
                                                        --------      --------
                                                         572,137       537,466
        Investment and other income                      121,167       102,268
                                                        --------      --------
                                                         693,304       639,734
      Annuities and life (b)                             181,488       154,016
      Other                                                5,743         7,018
                                                        --------      --------

                                                        $880,535      $800,768
                                                        ========      ========


      Operating Profit (Loss)
      Property and casualty insurance:
        Underwriting:
          Personal                                      ($10,933)     $  4,480
          Specialty                                      (10,498)          349
          Other lines - primarily discontinued            (2,515)       (1,413)
                                                        --------      --------
                                                         (23,946)        3,416
        Investment and other income                       89,365        68,689
                                                        --------      --------
                                                          65,419        72,105
      Annuities and life                                  27,988        35,409
      Other (c)                                          (19,770)      (17,690)
                                                        --------      --------

                                                        $ 73,637      $ 89,824
                                                        ========      ========

      (a) Revenues include sales of products and services as well as other income earned by the respective segments.
      (b) Represents primarily investment income.
      (c) Includes holding company expenses.

                       AMERICAN FINANCIAL CORPORATION 10-Q

D. INVESTMENT IN INVESTEE CORPORATION Investment in investee corporation reflects AFC's ownership of 24 million shares (36%) of Chiquita common stock. The market value of this investment was $114 million at March 31, 2000 and December 31, 1999. Chiquita is a leading international marketer, producer and distributor of quality fresh fruits and vegetables and processed foods. Summarized financial information for Chiquita follows (in millions):

                                        Three months ended March 31,
                                        ----------------------------
                                                    2000        1999
                                                    ----        ----
      Net Sales                                     $658        $693
      Operating Income                                68          77
      Net Income                                      35          49

E. PAYABLE TO AMERICAN FINANCIAL GROUP AFC has a reciprocal Master Credit Agreement with various AFG holding companies under which these companies make funds available to each other for general corporate purposes.

F. LONG-TERM DEBT The carrying value of long-term debt consisted of the following (in thousands):

                                                             March 31,    December 31,
                                                                 2000            1999
                                                             --------     -----------
      Holding Companies:
         AFC notes payable under bank line                   $110,000        $ 68,000
         APU 10-5/8% Subordinated Notes due April 2000         23,684          23,786
         APU 10-7/8% Subordinated Notes due May 2011           11,648          11,661
         Other                                                  9,677           9,110
                                                             --------        --------

                                                             $155,009        $112,557
                                                             ========        ========

      Subsidiaries:
         AAG 6-7/8% Senior Notes due June 2008               $100,000        $100,000
         AAG notes payable under bank line                     97,000          97,000
         Notes payable secured by real estate                  31,582          31,704
         Other                                                 12,268          11,029
                                                             --------        --------

                                                             $240,850        $239,733
                                                             ========        ========

   At March 31, 2000, sinking fund and other scheduled principal payments on debt for the balance of 2000 and the subsequent five years were as follows (in millions):

                 Holding
               Companies    Subsidiaries            Total
               ---------    ------------         --------
     2000         $ 23.7           $ 2.8           $ 26.5
     2001            -               1.4              1.4
     2002          116.7            38.3            155.0
     2003            -              61.3             61.3
     2004            -              14.2             14.2
     2005            -               9.6              9.6

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

                       AMERICAN FINANCIAL CORPORATION 10-Q

G. MINORITY INTEREST Minority interest in AFC's balance sheet is comprised of the following (in thousands):

                                                      March 31,    December 31,
                                                          2000            1999
                                                      --------     -----------
     Interest of AFG (parent) and noncontrolling
       shareholders in subsidiaries' common stock     $268,009        $270,594
     Preferred securities issued by
       subsidiary trusts                               218,110         219,600
                                                      --------        --------

                                                      $486,119        $490,194
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

   The preferred securities consisted of the following (in thousands):

      Date of                                        March 31,   December 31,     Optional
      Issuance           Issue (Maturity Date)           2000           1999      Redemption Dates
      -------------      ------------------------    --------    -----------      ----------------------
      November 1996      AAG 9-1/4% TOPrS (2026)      $73,110        $74,600      On or after 11/7/2001
      March 1997         AAG 8-7/8% Pfd   (2027)       70,000         70,000      On or after 3/1/2007
      May 1997           AAG 7-1/4% ROPES (2041)       75,000         75,000      Prior to 9/28/2000 and
                                                                                    after 9/28/2001

   In the first quarter of 2000, AAG repurchased $1.5 million of its trust preferred securities for $1.3 million in cash.

   MINORITY INTEREST EXPENSE Minority interest expense is comprised of (in thousands):

                                                       Three months ended
                                                             March 31,
                                                       -------------------
                                                         2000         1999
                                                         ----         ----
     Interest of AFG (parent) and noncontrolling
       shareholders in earnings of subsidiaries        $5,192      $ 8,886
     Accrued distributions by subsidiaries on trust
       issued preferred securities, net of tax          3,015        3,076
                                                       ------      -------

                                                       $8,207      $11,962
                                                       ======      =======

                       AMERICAN FINANCIAL CORPORATION 10-Q

H. SHAREHOLDERS' EQUITY At March 31, 2000 and December 31, 1999, AFG beneficially owned all of the outstanding shares of AFC's Common Stock.

   PREFERRED STOCK Under provisions of both the Nonvoting (4.0 million shares authorized) and Voting (4.0 million shares authorized) Cumulative Preferred Stock, the Board of Directors may divide the authorized stock into series and set specific terms and conditions of each series. At March 31, 2000 and December 31, 1999, the outstanding voting shares of AFC's Preferred Stock consisted of the following:

      Series J, no par value; $25.00 liquidating value per share; annual dividends per share $2.00; redeemable at AFC's option at $25.75 per share beginning December 2005 declining to $25.00 at December 2007 and thereafter; 2,886,161 shares (stated value $72.2 million).

   UNREALIZED LOSS ON MARKETABLE SECURITIES The change in unrealized gain (loss) on marketable securities for the three months ended March 31 included the following (in millions):

                                                                          Minority
                                                    Pretax      Taxes     Interest         Net
                                                    ------      -----     --------       ------
                    2000
      ----------------------------------------
      Unrealized holding gains (losses) on
      securities arising during the period         ($ 40.3)     $14.5         $2.4       ($23.4)
      Reclassification adjustment for
        realized losses included in net income         1.4        (.5)         (.1)          .8
                                                    ------      -----         ----        -----
      Change in unrealized gain (loss) on
        marketable securities, net                 ($ 38.9)     $14.0         $2.3       ($22.6)
                                                    ======      =====         ====        =====

                    1999
      ----------------------------------------
      Unrealized holding gains (losses) on
      securities arising during the period         ($120.5)     $41.4        $ 9.8       ($69.3)
      Reclassification adjustment for
        realized gains included in net income         (4.4)       1.6           .7         (2.1)
                                                    ------      -----        -----        -----
      Change in unrealized gain (loss) on
        marketable securities, net                 ($124.9)     $43.0        $10.5       ($71.4)
                                                    ======      =====        =====        =====

I. COMMITMENTS AND CONTINGENCIES There have been no significant changes to the matters discussed and referred to in Note L "Commitments and Contingencies" of AFC's Annual Report on Form 10-K for 1999.

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

   IT INITIATIVE In the third quarter of 1999, AFC initiated an enterprise-wide study of its information technology ("IT") resources, needs and opportunities. AFC expects that the initiative will entail extensive effort and costs and may lead to substantial changes in the area, which should result in significant cost savings, efficiencies and effectiveness in the future. While the costs (most of which will be expensed) will precede any savings to be realized, management expects benefits to greatly exceed the costs incurred, all of which will be funded through available working capital.

   FORWARD-LOOKING STATEMENTS The Private Securities Litigation Reform Act of 1995 encourages corporations to provide investors with information about the company's anticipated performance and provides protection from liability if future results are not the same as management's expectations. This document contains certain forward- looking statements that are based on assumptions which management believes are reasonable, but by their nature, inherently uncertain. Future results could differ materially from those projected. Factors that could cause such differences include, but are not limited to: changes in economic conditions especially with regard to availability of and returns on capital, regulatory actions, changes in legal environment, levels of catastrophe and other major losses, availability of reinsurance, and competitive pressures. AFC undertakes no obligation to update any forward-looking statements.

   LIQUIDITY AND CAPITAL RESOURCES

   RATIOS AFC's debt to total capital ratio at the parent holding company level (excluding amounts due AFG) was approximately 10% at March 31, 2000 and 8% at December 31, 1999. Including amounts due AFG, the ratio was 27% at March 31, 2000 and December 31, 1999.

   AFC's ratio of earnings to fixed charges, excluding and including preferred dividends, (on a total enterprise basis) was 3.95 and 3.61 for the first three months of 2000 and 4.01 and 3.67 for the entire year of 1999.

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

                       AMERICAN FINANCIAL CORPORATION 10-Q

                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations - Continued

   AFC has a revolving credit agreement with several banks under which it can borrow up to $300 million. This credit line provides ample liquidity and can be used to obtain funds for operating subsidiaries or, if necessary, for the parent companies. At March 31, 2000, there was $110 million borrowed under the line.

   In April 1999, AFC used funds borrowed under its credit agreement with AFG to retire outstanding holding company public debt and borrowings under its credit line.

   Dividend payments from subsidiaries have been very important to the liquidity and cash flow of the individual holding companies during certain periods in the past. However, the reliance on such dividend payments has been lessened in recent years by the combination of (i) reductions in the amounts and cost of debt at the holding companies from historical levels (and the related decrease in ongoing cash needs for interest and principal payments), (ii) AFC's ability to obtain financing in capital markets, as well as (iii) the sales of certain noncore investments.

   INVESTMENTS Approximately 90% of the fixed maturities held by AFC were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at March 31, 2000. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

   AFC's equity securities are concentrated in a relatively limited number of major positions. This approach allows management to more closely monitor the companies and the industries in which they operate.

   RESULTS OF OPERATIONS

   GENERAL Pretax operating earnings for the first quarter of 2000 were $73.6 million compared to $89.8 million for the first quarter of 1999. A decline in property and casualty underwriting results and the absence of realized gains were partially offset by increased investment income and other income, including sales of certain assets.

   PROPERTY AND CASUALTY INSURANCE - UNDERWRITING AFC's property and casualty group consists of two major business groups: Personal and Specialty.

   The Personal group sells nonstandard and preferred/standard private passenger auto insurance and, to a lesser extent, homeowners' insurance. Nonstandard automobile insurance covers risk not typically accepted for standard automobile coverage because of the applicant's driving record, type of vehicle, age or other criteria.

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

   Net written premiums and combined ratios for AFC's property and casualty insurance subsidiaries were as follows (dollars in millions):

                                                           Three months ended
                                                                 March 31,
                                                          -------------------
                                                            2000         1999
                                                            ----         ----
        Net Written Premiums (GAAP)
        ---------------------------
          Personal                                        $349.8       $276.5
          Specialty                                        297.7        248.1
          Other lines                                        -             .2
                                                          ------       ------
                                                          $647.5       $524.8
                                                          ======       ======

        Combined Ratios (GAAP)(*)
        ----------------------
          Personal                                         103.7%        98.5%
          Specialty                                        103.8         99.8
          Aggregate (including discontinued lines)         104.2         99.4

       (*) Combined ratios for the entire year of 1999 were: Personal - 100.7%, Specialty - 102.7% and aggregate - 102.0%.

      PERSONAL The Personal group's 26% increase in net written premiums reflects $27.5 million in premiums generated by Worldwide (AFC's direct marketing channel acquired in April 1999) and expanded writings in certain private passenger automobile markets. The combined ratio for 2000 increased due to (i) losses from severe storms in certain southern and western states,
   (ii) the impact of a very competitive pricing environment on policies written during 1999 and (iii) increased underwriting expenses associated with the expansion of the direct and Internet marketing initiatives.

      SPECIALTY The Specialty group's 20% increase in net written premiums reflects the effect of (i) the January 2000 commutation of reinsurance agreements relating to the California workers' compensation business which were in effect throughout 1999, (ii) rate increases in certain casualty markets (particularly California workers' compensation) and (iii) the realization of growth opportunities in certain commercial markets. The combined ratio for 2000 reflects the effect of a highly competitive pricing environment on policies written in 1999.

   LIFE, ACCIDENT AND HEALTH PREMIUMS AND BENEFITS The increase in life, accident and health premiums and benefits is due primarily to the acquisition of UTA in October 1999.

                       AMERICAN FINANCIAL CORPORATION 10-Q

                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations - Continued

   INVESTMENT INCOME Investment income increased $4.1 million (2%) in the first three months of 2000 compared to 1999 due primarily to higher average investments held.

   OTHER INCOME Other income increased $22.5 million (81%) in the first three months of 2000 compared to 1999 due primarily to increased fee income generated by certain insurance operations and income from the sale of operating assets and lease residuals.

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

   INTEREST ON BORROWED MONEY Interest expense decreased $1.3 million (8%) in the first quarter of 2000 compared to 1999 due to lower average indebtedness.

   OTHER OPERATING AND GENERAL EXPENSES Other operating and general expenses increased $16.1 million (21%) in the first three months of 2000 compared to 1999 due primarily to the inclusion of the operations of UTA following its acquisition in late 1999 and increased expenses from certain start-up insurance operations.

   INVESTEE CORPORATION Equity in net earnings of investee represents AFC's proportionate share of Chiquita's earnings. Chiquita reported net income for the first three months of 2000 and 1999 of $35 million and $49 million, respectively.

   CUMULATIVE EFFECT OF ACCOUNTING CHANGE In the first quarter of 1999, AAG implemented Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." The SOP requires that costs of start-up activities be expensed as incurred and that unamortized balances of previously deferred costs be expensed and reported as the cumulative effect of a change in accounting principle. Accordingly, AFC expensed previously capitalized start-up costs of $3.8 million (net of minority interest and taxes) in the first quarter of 1999.
                    ----------------------------------------

                                     Item 3

          Quantitative and Qualitative Disclosure of Market Risk
          ------------------------------------------------------

   As of March 31, 2000, there were no material changes to the information provided in AFC's Form 10-K for 1999 under the caption "Exposure to Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                     PART II

                                OTHER INFORMATION

                                     Item 6

                        Exhibits and Reports on Form 8-K

(a) Exhibit 27.1 - Financial Data Schedule as of March 31, 2000. For
                   submission in electronic filing only.

(b) Reports on Form 8-K:  none




                    ----------------------------------------



                                    Signature
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized.

                                American Financial Corporation

May 12, 2000                    BY: Fred J. Runk
                                    -----------------------------------
                                    Fred J. Runk

                                    Senior Vice President and Treasurer