Form 10-K405/A
period 1999-12-31
AMERICAN FINANCIAL CORP
filed 2000-05-26
CIK 5016

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

 ------------------------------------------------------------------------------
 This Form 10-K/A is being filed to correct one number in the property and casualty insurance loss development table on page 11. The re-estimated liability for 1998 (in millions) has been changed to $3,203 (from $3,283 as originally reported). Related amounts and percentages appearing on page 11, which are derived from this number, have also been changed. This filing includes Item 1 as amended and in its entirety.
 ------------------------------------------------------------------------------

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


                                  1989    1990     1991     1992     1993     1994    1995     1996     1997     1998     1999
                                  ----    ----     ----     ----     ----     ----    ----     ----     ----     ----     ----
Liability for unpaid losses
and loss adjustment expenses:
----------------------------
   As originally estimated      $2,246  $2,137   $2,129   $2,123   $2,113   $2,187  $3,393   $3,404   $3,489   $3,305   $3,224
   As re-estimated at
     December 31, 1999           2,785   2,538    2,453    2,385    2,299    2,384   3,499    3,582    3,649    3,203      N/A

Liability re-estimated (*):
--------------------------
   One year later                100.4%   98.6%    99.3%    99.9%    98.1%    95.9%   98.7%   100.9%   104.5%    96.9%
   Two years later                99.3%   97.7%    98.7%    98.2%    94.1%    99.3%   98.5%   105.9%   104.6%
   Three years later              98.4%   97.4%    98.0%    95.2%    97.4%    99.9%  103.9%   105.2%
   Four years later               98.2%   99.2%    97.3%   100.3%    98.9%   109.4%  103.1%
   Five years later              101.1%  100.0%   103.0%   102.6%   109.7%   109.0%
   Six years later               102.7%  106.3%   105.6%   113.6%   108.8%
   Seven years later             109.2%  109.4%   116.9%   112.3%
   Eight years later             112.2%  120.9%   115.2%
   Nine years later              123.4%  118.8%
   Ten years later               124.0%

Cumulative deficiency
   (redundancy)                   24.0%   18.8%    15.2%    12.3%     8.8%     9.0%    3.1%     5.2%     4.6%    (3.1%)    N/A
                                  ====    ====     ====     ====      ===      ===     ===      ===      ===     ====      ===

Cumulative paid as of:
---------------------
   One year later                 32.3%   26.1%    26.4%    26.7%    25.2%    26.8%   33.1%    33.8%    41.7%    29.8%
   Two years later                48.2%   43.2%    43.0%    43.7%    40.6%    42.5%   51.6%    58.0%    56.6%
   Three years later              59.2%   55.3%    55.4%    54.2%    50.9%    54.4%   67.2%    66.7%
   Four years later               67.6%   64.8%    63.3%    60.8%    59.1%    66.3%   72.0%
   Five years later               74.3%   71.1%    67.8%    67.0%    68.0%    69.8%
   Six years later                78.8%   74.5%    72.7%    74.0%    70.8%
   Seven years later              81.2%   78.6%    78.6%    76.3%
   Eight years later              84.8%   83.9%    80.5%
   Nine years later               89.0%   85.5%
   Ten years later                93.2%

(*) Reflects significant A&E charges and reallocations in 1994, 1996 and 1998 for prior years' losses. Excluding these items, the re-estimated liability shown above would decrease ranging from approximately 17 percentage points in 1989 to 6 percentage points in 1997.


   The following is a reconciliation of the net liability to the gross liability for unpaid losses and LAE.


                                             1993       1994       1995       1996       1997       1998       1999
                                             ----       ----       ----       ----       ----       ----       ----
   As originally estimated:
     Net liability shown above             $2,113     $2,187     $3,393     $3,404     $3,489     $3,305     $3,224
     Add reinsurance recoverables             611        730        704        720        736      1,468      1,571
                                           ------     ------     ------     ------     ------     ------     ------
     Gross liability                       $2,724     $2,917     $4,097     $4,124     $4,225     $4,773     $4,795
                                           ======     ======     ======     ======     ======     ======     ======
   As re-estimated at December 31, 1999:
     Net liability shown above             $2,299     $2,384     $3,499     $3,582     $3,649     $3,203
     Add reinsurance recoverables             937        929      1,014      1,037      1,133      1,614
                                           ------     ------     ------     ------     ------     ------
     Gross liability                       $3,236     $3,313     $4,513     $4,619     $4,782     $4,817        N/A
                                           ======     ======     ======     ======     ======     ======        ===

Gross cumulative deficiency
  (redundancy)                               18.8%      13.6%      10.2%      12.0%      13.2%       0.9%       N/A
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


Signed:   May 26, 2000