Form 10-Q
period 2000-06-30
AMERICAN FINANCIAL CORP
filed 2000-08-11
CIK 5016

-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For the Quarterly Period Ended                             Commission File
June 30, 2000                                              No. 1-7361



                         AMERICAN FINANCIAL CORPORATION




Incorporated under                                         IRS Employer I.D.
the Laws of Ohio                                           No. 31-0624874


                 One East Fourth Street, Cincinnati, Ohio 45202
                                 (513) 579-2121






     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     As of August 1, 2000, there were 10,593,000 shares of the Registrant's Common Stock outstanding, all of which were owned by American Financial Group, Inc.








                                  Page 1 of 20
-------------------------------------------------------------------------------

                       AMERICAN FINANCIAL CORPORATION 10-Q
                                     PART I
                              FINANCIAL INFORMATION

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Dollars In Thousands)

                                                                 June 30,       December 31,
                                                                    2000               1999
                                                             -----------        -----------
Assets:
  Cash and short-term investments                            $   243,301        $   389,018
  Investments:
    Fixed maturities - at market
      (amortized cost - $10,306,547 and $10,101,005)          10,006,247          9,862,205
    Other stocks - at market
      (cost - $229,816 and $229,201)                             314,116            409,701
    Investment in investee corporation                           174,141            159,984
    Policy loans                                                 214,629            217,171
    Real estate and other investments                            272,049            265,288
                                                             -----------        -----------
        Total investments                                     10,981,182         10,914,349

  Recoverables from reinsurers and prepaid
    reinsurance premiums                                       2,003,153          2,105,818
  Agents' balances and premiums receivable                       781,362            656,924
  Deferred acquisition costs                                     743,216            660,672
  Other receivables                                              264,056            222,438
  Variable annuity assets (separate accounts)                    529,614            354,371
  Prepaid expenses, deferred charges and other assets            495,187            384,567
  Cost in excess of net assets acquired                          327,548            335,652
                                                             -----------        -----------

                                                             $16,368,619        $16,023,809
                                                             ===========        ===========

Liabilities and Capital:
  Unpaid losses and loss adjustment expenses                 $ 4,786,360        $ 4,795,449
  Unearned premiums                                            1,478,966          1,325,766
  Annuity benefits accumulated                                 5,473,529          5,519,528
  Life, accident and health reserves                             546,836            520,644
  Payable to American Financial Group, Inc.                      326,991            370,965
  Long-term debt:
    Holding companies                                            200,355            112,557
    Subsidiaries                                                 241,882            239,733
  Variable annuity liabilities (separate accounts)               529,614            354,371
  Accounts payable, accrued expenses and other
    liabilities                                                  997,593            970,495
                                                             -----------        -----------
        Total liabilities                                     14,582,126         14,209,508

  Minority interest                                              481,764            490,194

  Shareholders' Equity:
    Preferred Stock (liquidation value $72,154)                   72,154             72,154
    Common Stock, no par value
      - 20,000,000 shares authorized
      - 10,593,000 shares outstanding                              9,625              9,625
    Capital surplus                                              966,818            960,782
    Retained earnings                                            362,932            296,246
    Unrealized loss on marketable securities, net               (106,800)           (14,700)
                                                             -----------        -----------
        Total shareholders' equity                             1,304,729          1,324,107
                                                             -----------        -----------

                                                             $16,368,619        $16,023,809
                                                             ===========        ===========

                       AMERICAN FINANCIAL CORPORATION 10-Q

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                 (In Thousands)

                                                     Three months ended            Six months ended
                                                         June 30,                      June 30,
                                                   ---------------------      ------------------------
                                                       2000         1999            2000          1999
                                                       ----         ----            ----          ----
Income:
  Property and casualty insurance
    premiums                                       $623,721     $557,535      $1,195,858    $1,095,001
  Life, accident and health premiums                 49,704       23,971          99,623        48,611
  Investment income                                 213,558      210,716         423,163       416,176
  Realized gains (losses) on sales of:
    Securities                                       (3,907)       7,276          (5,340)       11,725
    Subsidiary                                       25,000         -             25,000          -
  Other income                                       46,051       31,718          96,358        60,471
                                                   --------     --------      ----------    ----------
                                                    954,127      831,216       1,834,662     1,631,984

Costs and Expenses:
  Property and casualty insurance:
    Losses and loss adjustment expenses             483,497      398,819         901,148       764,648
    Commissions and other underwriting
      expenses                                      182,573      166,601         361,005       334,822
  Annuity benefits                                   65,483       63,520         131,644       128,461
  Life, accident and health benefits                 36,885       15,994          73,609        34,873
  Interest charges on borrowed money                 16,544       16,374          32,098        33,221
  Other operating and general expenses              138,469       87,696         230,845       163,923
                                                   --------     --------      ----------    ----------
                                                    923,451      749,004       1,730,349     1,459,948
                                                   --------     --------      ----------    ----------

Operating earnings before income taxes               30,676       82,212         104,313       172,036
Provision for income taxes                            8,363       26,714          32,618        56,928
                                                   --------     --------      ----------    ----------

Net operating earnings                               22,313       55,498          71,695       115,108

Minority interest expense, net of tax                (3,140)      (9,956)        (11,347)      (21,918)
Equity in net earnings of investee,
  net of tax                                          2,027          727           9,202        11,333
                                                   --------     --------      ----------    ----------
Earnings before extraordinary items and
  accounting change                                  21,200       46,269          69,550       104,523
Extraordinary items - loss on prepayment
  of debt                                              -          (3,849)           -           (3,849)
Cumulative effect of accounting change                 -            -               -           (3,854)
                                                   --------     --------      ----------    ----------

Net Earnings                                       $ 21,200     $ 42,420      $   69,550    $   96,820
                                                   ========     ========      ==========    ==========

                       AMERICAN FINANCIAL CORPORATION 10-Q

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)

                                                   Common Stock                   Unrealized
                                        Preferred   and Capital     Retained     Gain (Loss)
                                            Stock       Surplus     Earnings   on Securities           Total
                                        ---------  ------------     --------   -------------      ----------
Balance at January 1, 2000                $72,154      $970,407     $296,246       ($ 14,700)     $1,324,107

 Net earnings                                -             -          69,550            -             69,550
 Change in unrealized                        -             -            -            (92,100)        (92,100)
                                                                                                  ----------
   Comprehensive income (loss)                                                                       (22,550)

 Capital contribution from parent            -            6,134         -               -              6,134
 Dividends on Preferred Stock                -             -          (2,886)           -             (2,886)
 Other                                       -              (98)          22            -                (76)
                                          -------      --------      -------        --------      ----------

Balance at June 30, 2000                  $72,154      $976,443     $362,932       ($106,800)     $1,304,729
                                          =======      ========     ========        ========      ==========






Balance at January 1, 1999                $72,154      $952,984     $157,218        $348,300      $1,530,656

Net earnings                                 -             -          96,820            -             96,820
Change in unrealized                         -             -            -           (172,500)       (172,500)
                                                                                                  ----------
  Comprehensive income (loss)                                                                        (75,680)

Capital contribution from parent             -            6,134         -               -              6,134
Dividends on Preferred Stock                 -             -          (2,886)           -             (2,886)
Other                                        -            2,860         -               -              2,860
                                          -------      --------     --------        --------      ----------

Balance at June 30, 1999                  $72,154      $961,978     $251,152        $175,800      $1,461,084
                                          =======      ========     ========        ========      ==========

                       AMERICAN FINANCIAL CORPORATION 10-Q

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)

                                                                       Six months ended
                                                                           June 30,
                                                                  --------------------------
                                                                      2000              1999
                                                                      ----              ----
Operating Activities:
   Net earnings                                                   $ 69,550        $   96,820
   Adjustments:
     Extraordinary items                                              -                3,849
     Cumulative effect of accounting change                           -                3,854
     Equity in net earnings of investee                             (9,202)          (11,333)
     Depreciation and amortization                                  63,863            44,065
     Annuity benefits                                              131,644           128,461
     Realized gains on investing activities                        (33,330)          (16,503)
     Deferred annuity and life policy acquisition costs            (70,617)          (59,181)
     Decrease (increase) in reinsurance and other
       receivables                                                 (34,563)           15,977
     Increase in other assets                                      (56,417)          (51,376)
     Increase in insurance claims and reserves                     170,303            10,181
     Increase (decrease) in other liabilities                       (5,058)           45,822
     Increase (decrease)in minority interest                          (347)           11,655
     Dividends from investee                                          -                2,400
     Other, net                                                     (4,944)           (6,837)
                                                                  --------        ----------
                                                                   220,882           217,854
                                                                  --------        ----------
Investing Activities:
   Purchases of and additional investments in:
     Fixed maturity investments                                   (942,929)       (1,141,911)
     Equity securities                                             (20,126)          (47,901)
     Subsidiaries                                                     -             (183,886)
     Real estate, property and equipment                           (39,819)          (38,594)
   Maturities and redemptions of fixed maturity
     investments                                                   348,447           619,073
   Sales of:
     Fixed maturity investments                                    380,062           653,969
     Equity securities                                              30,678            33,241
     Real estate, property and equipment                             4,810             9,201
   Cash and short-term investments of acquired
     subsidiaries, net                                                 259            19,413
   Decrease in other investments                                     2,337            22,042
                                                                  --------        ----------
                                                                  (236,281)          (55,353)
                                                                  --------        ----------

Financing Activities:
   Fixed annuity receipts                                          251,100           219,250
   Annuity surrenders, benefits and withdrawals                   (387,667)         (358,081)
   Net transfers from fixed to variable annuity assets             (34,150)           (8,660)
   Additional long-term borrowings                                 110,172           123,162
   Reductions of long-term debt                                    (26,981)         (263,550)
   Borrowing from AFG                                                4,500           222,100
   Payments to AFG                                                 (52,313)          (78,800)
   Capital contribution                                              9,334             9,334
   Repurchases of trust preferred securities                        (1,427)           (5,509)
   Cash dividends paid                                              (2,886)           (2,886)
                                                                  --------        ----------
                                                                  (130,318)         (143,640)
                                                                  --------        ----------

Net Increase (Decrease) in Cash and Short-term Investments        (145,717)           18,861

Cash and short-term investments at beginning
   of period                                                       389,018           289,944
                                                                  --------        ----------
Cash and short-term investments at end of period                  $243,301        $  308,805
                                                                  ========        ==========

                       AMERICAN FINANCIAL CORPORATION 10-Q

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   ACCOUNTING POLICIES

     BASIS OF PRESENTATION The accompanying consolidated financial statements for American Financial Corporation. ("AFC") and subsidiaries are unaudited; however, management believes that all adjustments (consisting only of normal recurring accruals unless otherwise disclosed herein) necessary for fair presentation have been made. The results of operations for interim periods are not necessarily indicative of results to be expected for the year. The financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary to be in conformity with generally accepted accounting principles.

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

          VARIABLE ANNUITY ASSETS AND LIABILITIES Separate accounts related to variable annuities represent deposits invested in underlying investment funds on which Great American Financial Resources, Inc. ("GAFRI", formerly American Annuity Group, Inc.), an 83%-owned subsidiary, earns a fee. The investment funds are selected and may be changed only by the policyholder.

          PREMIUM RECOGNITION Property and casualty premiums are earned over the terms of the policies on a pro rata basis. Unearned premiums represent that portion of premiums written which is applicable to the unexpired terms of policies in force. On reinsurance assumed from other insurance companies or written through various underwriting organizations, unearned premiums are based on reports received from such companies and organizations. For traditional life, accident and health products, premiums are recognized as revenue when legally collectible from policyholders. For interest-sensitive life and universal life products, premiums are recorded in a policyholder account which is reflected as a

                       AMERICAN FINANCIAL CORPORATION 10-Q
     liability. Revenue is recognized as amounts are assessed against the policyholder account for mortality coverage and contract expenses.

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

     MINORITY INTEREST For balance sheet purposes, minority interest represents
     (i) the interests of noncontrolling shareholders in AFC subsidiaries, including preferred securities issued by trust subsidiaries of GAFRI, and
     (ii) the American Financial Group, Inc. ("AFG") direct ownership interest in American Premier Underwriters, Inc. ("American Premier" or "APU") and American Financial Enterprises, Inc. For income statement purposes, minority interest expense represents those shareholders' interest in the earnings of AFC subsidiaries as well as accrued distributions on the trust preferred securities.

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

                       AMERICAN FINANCIAL CORPORATION 10-Q

     START-UP COSTS Prior to 1999, GAFRI deferred certain costs associated with introducing new products and distribution channels and amortized them on a straight-line basis over 5 years. In 1999, GAFRI implemented Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." The SOP requires that (i) costs of start-up activities be expensed as incurred and (ii) unamortized balances of previously deferred costs be expensed and reported as the cumulative effect of a change in accounting principle. Accordingly, AFC expensed previously capitalized start-up costs of $3.8 million (net of minority interest and taxes), effective January 1, 1999.

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

     UNITED TEACHER ASSOCIATES In October 1999, GAFRI acquired United Teacher Associates Insurance Company of Austin, Texas ("UTA") for $81 million in cash, pending post-closing adjustments under which GAFRI may receive as much as several million dollars. UTA provides supplemental health products and retirement annuities, and purchases blocks of insurance policies from other insurers.

     GREAT AMERICAN LIFE INSURANCE COMPANY OF NEW YORK AND CONSOLIDATED FINANCIAL In February 1999, GAFRI acquired Great American Life Insurance Company of New York, formerly Old Republic Life Insurance Company of New York, for $27 million in cash. In July 1999, GAFRI acquired Consolidated Financial Corporation, an insurance agency, for $21 million in cash.

                       AMERICAN FINANCIAL CORPORATION 10-Q

     COMMERCIAL LINES DIVISION In connection with the 1998 sale of its Commercial lines division to Ohio Casualty Corporation, AFC deferred a gain of $103 million related to the insurance business ceded which is being recognized over the estimated remaining settlement period (weighted average of 4.25 years) of the claims ceded. AFC will receive an additional payment expected to be at least $25 million from Ohio Casualty based on retention and growth through May 2000 of the businesses sold. This earn-out was recognized as additional "gain on sale of subsidiary" in the second quarter of 2000. The actual payment is subject to final determination and should be received in the third quarter.

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

                                                    Three months ended            Six months ended
                                                         June 30,                      June 30,
                                                  ----------------------       ------------------------
                                                      2000          1999             2000          1999
                                                      ----          ----             ----          ----
        Revenues (a)
        Property and casualty insurance:
          Premiums earned:
            Personal                              $316,333      $300,765       $  613,646    $  586,582
            Specialty                              307,388       258,115          582,211       508,703
            Other lines - primarily
              discontinued                            -           (1,345)               1          (284)
                                                  --------      --------       ----------    ----------
                                                   623,721       557,535        1,195,858     1,095,001
          Investment and other income              129,311       116,694          250,478       218,962
                                                  --------      --------       ----------    ----------
                                                   753,032       674,229        1,446,336     1,313,963
        Annuities and life (b)                     188,294       149,858          369,782       303,874
        Other                                       12,801         7,129           18,544        14,147
                                                  --------      --------       ----------    ----------
                                                  $954,127      $831,216       $1,834,662    $1,631,984
                                                  ========      ========       ==========    ==========

        Operating Profit (Loss)
        Property and casualty insurance:
          Underwriting:
            Personal                             ($ 26,392)    ($  2,434)     ($   37,325)   $    2,046
            Specialty                              (14,680)          972          (25,178)        1,321
            Other lines - primarily
              discontinued                          (1,277)       (6,423)          (3,792)       (7,836)
                                                  --------      --------       ----------    ----------
                                                   (42,349)       (7,885)         (66,295)       (4,469)
          Investment and other income               93,482        73,368          178,007       138,089
                                                  --------      --------       ----------    ----------
                                                    51,133        65,483          111,712       133,620
        Annuities and life                          (2,209)       30,918           25,305        65,898
        Other (c)                                  (18,248)      (14,189)         (32,704)      (27,482)
                                                  --------      --------       ----------    ----------
                                                  $ 30,676      $ 82,212       $  104,313    $  172,036
                                                  ========      ========       ==========    ==========

[FN]
        (a) Revenues include sales of products and services as well as other income earned by the respective segments.
        (b)  Represents primarily investment income.
        (c)  Includes holding company expenses.

                       AMERICAN FINANCIAL CORPORATION 10-Q

D. INVESTMENT IN INVESTEE CORPORATION Investment in investee corporation reflects AFC's ownership of 24 million shares (36%) of Chiquita common stock. The market value of this investment was $94 million and $114 million at June 30, 2000 and December 31, 1999, respectively. Chiquita is a leading international marketer, producer and distributor of quality fresh fruits and vegetables and processed foods. Summarized financial information for Chiquita follows (in millions):

                                                     Six months ended June 30,
                                                     -------------------------
                                                         2000             1999
                                                         ----             ----
          Net Sales                                    $1,260           $1,370
          Operating Income                                112              113
          Income before Extraordinary Item                 46               56
          Extraordinary Gain on Debt Prepayment             2                -
          Net Income                                       48               56

E. PAYABLE TO AMERICAN FINANCIAL GROUP AFC has a reciprocal Master Credit Agreement with various AFG holding companies under which these companies make funds available to each other for general corporate purposes.

F. LONG-TERM DEBT The carrying value of long-term debt consisted of the following (in thousands):

                                                                  June 30,     December 31,
                                                                     2000             1999
                                                                 --------      -----------
          Holding Companies:
            AFC notes payable under bank line                    $174,000         $ 68,000
            APU 10-5/8% Subordinated Notes                           -              23,786
            APU 10-7/8% Subordinated Notes due May 2011            11,636           11,661
            Other                                                  14,719            9,110
                                                                 --------         --------

                                                                 $200,355         $112,557
                                                                 ========         ========
          Subsidiaries:
            GAFRI 6-7/8% Senior Notes due June 2008              $100,000         $100,000
            GAFRI notes payable under bank line                    99,000           97,000
            Notes payable secured by real estate                   31,458           31,704
            Other                                                  11,424           11,029
                                                                 --------         --------

                                                                 $241,882         $239,733
                                                                 ========         ========

     In April 2000, AFC redeemed the APU 10-5/8% Notes at maturity using funds borrowed under the AFC bank line.

     At June 30, 2000, sinking fund and other scheduled principal payments on debt for the balance of 2000 and the subsequent five years were as follows (in millions):
                         Holding
                       Companies       Subsidiaries              Total
                       ---------       ------------             ------
          2000            $  -                $  .9             $   .9
          2001               1.7                1.7                3.4
          2002             184.1               38.6              222.7
          2003               -                 63.6               63.6
          2004               -                 14.2               14.2
          2005               -                  9.6                9.6

     Debentures purchased in excess of scheduled payments may be applied to satisfy any sinking fund requirement. The scheduled principal payments shown above assume that debentures previously purchased are applied to the earliest scheduled retirements.

     AFC and GAFRI each have an unsecured credit agreement with a group of banks under which they can borrow up to $300 million and $200 million, respectively.

                       AMERICAN FINANCIAL CORPORATION 10-Q

     Borrowings bear interest at floating rates based on prime or Eurodollar rates. Loans mature December 2002 under the AFC credit agreement and from 2000 to 2003 under the GAFRI credit agreement.

G. MINORITY INTEREST Minority interest in AFC's balance sheet is comprised of the following (in thousands):

                                                                June 30,     December 31,
                                                                   2000             1999
                                                               --------      -----------
          Interest of AFG (parent) and noncontrolling
            shareholders in subsidiaries' common stock         $263,851         $270,594
          Preferred securities issued by
            subsidiary trusts                                   217,913          219,600
                                                               --------         --------

                                                               $481,764         $490,194
                                                               ========         ========

     TRUST ISSUED PREFERRED SECURITIES Wholly-owned subsidiary trusts of GAFRI have issued $225 million of preferred securities and, in turn, purchased a like amount of GAFRI subordinated debt which provides interest and principal payments to fund the respective trusts' obligations. The preferred securities must be redeemed upon maturity or redemption of the subordinated debt. GAFRI effectively provides unconditional guarantees of its respective trusts' obligations.

     The preferred securities consisted of the following (in thousands):

     Date of                                       June 30,    December 31,     Optional
     Issuance         Issue (Maturity Date)           2000            1999      Redemption Dates
     -------------    ------------------------    --------     -----------      ----------------
     November 1996    GAFRI 9-1/4% TOPrS (2026)    $72,913         $74,600      On or after 11/7/2001
     March 1997       GAFRI 8-7/8% Pfd   (2027)     70,000          70,000      On or after 3/1/2007
     May 1997         GAFRI 7-1/4% ROPES (2041)     75,000          75,000      Prior to 9/28/2000 and
                                                                                   after 9/28/2001

     In the first six months of 2000, GAFRI repurchased $1.7 million of its trust preferred securities for $1.4 million in cash.

     MINORITY INTEREST EXPENSE Minority interest expense is comprised of (in thousands):

                                                             Six months ended
                                                                  June 30,
                                                            ------------------
                                                               2000       1999
                                                               ----       ----
          Interest of AFG (parent) and noncontrolling
            shareholders in earnings of subsidiaries        $ 5,367    $15,912
          Accrued distributions by subsidiaries
            on trust issued preferred securities,
            net of tax                                        5,980      6,006
                                                            -------    -------

                                                            $11,347    $21,918
                                                            =======    =======

                       AMERICAN FINANCIAL CORPORATION 10-Q

H. SHAREHOLDERS' EQUITY At June 30, 2000 and December 31, 1999, AFG beneficially owned all of the outstanding shares of AFC's Common Stock.

     PREFERRED STOCK Under provisions of both the Nonvoting (4.0 million shares authorized and Voting (4.0 million shares authorized) Cumulative Preferred Stock, the Board of Directors may divide the authorized stock into series and set specific terms and conditions of each series. At June 30, 2000 and December 31, 1999, the outstanding voting shares of AFC's Preferred Stock consisted of the following:

          Series J, no par value; $25.00 liquidating value per share; annual dividends per share $2.00; redeemable at AFC's option at $25.75 per share beginning December 2005 declining to $25.00 at December 2007 and thereafter; 2,886,161 shares (stated value $72.2 million).

     UNREALIZED LOSS ON MARKETABLE SECURITIES The change in unrealized gain
     (loss) on marketable securities for the six months ended June 30 included the following (in millions):

                                                                               Minority
                                                        Pretax       Taxes     Interest         Net
                                                        ------       -----     --------       ------
                       2000
     ----------------------------------------
     Unrealized holding gains (losses) on
       securities arising during the period            ($157.3)     $ 55.4        $ 6.7      ($ 95.2)
     Reclassification adjustment for
       realized losses included in net income              5.3        (1.9)         (.3)         3.1
                                                        ------      ------        -----       ------
     Change in unrealized gain (loss) on
       marketable securities, net                      ($152.0)     $ 53.5        $ 6.4      ($ 92.1)
                                                        ======      ======        =====       ======

                       1999
     ----------------------------------------
     Unrealized holding gains (losses) on
       securities arising during the period            ($292.3)     $100.8        $25.1      ($166.4)
     Reclassification adjustment for
       realized gains included in net income             (11.7)        4.1          1.5         (6.1)
                                                        ------      ------        -----       ------
     Change in unrealized gain (loss) on
       marketable securities, net                      ($304.0)     $104.9        $26.6      ($172.5)
                                                        ======      ======        =====       ======

I. EXTRAORDINARY ITEMS Extraordinary items represents AFC's proportionate share of losses related to debt retirements by the following companies. Amounts shown are net of minority interest and income taxes (in thousands):

                                           Six months ended
                                             June 30, 1999
                                           ----------------
              Holding Companies:
                 AFC (parent)                  ($2,993)
                 APU (parent)                    ( 856)
                                                ------

                                               ($3,849)
                                                ======

J. COMMITMENTS AND CONTINGENCIES Other than as disclosed in "Legal Proceedings" in Part II of this report, there have been no significant changes to the matters discussed and referred to in Note L "Commitments and Contingencies" of AFC's Annual Report on Form 10-K for 1999.

                       AMERICAN FINANCIAL CORPORATION 10-Q

                                     ITEM 2

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                ------------------------------------------------

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

     LIQUIDITY AND CAPITAL RESOURCES

     RATIOS AFC's debt to total capital ratio at the parent holding company level (excluding amounts due AFG) was approximately 13% at June 30, 2000 and 8% at December 31, 1999. Including amounts due AFG, the ratio was 29% at June 30, 2000 and 27% at December 31, 1999.

     AFC's ratio of earnings to fixed charges, excluding and including preferred dividends, (on a total enterprise basis) was 3.00 and 2.75 for the first six months of 2000 and 4.01 and 3.67 for the entire year of 1999.

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

     AFC has a revolving credit agreement with several banks under which it can borrow up to $300 million. This credit line provides ample liquidity and can be used to obtain funds for operating subsidiaries or, if necessary, for the parent companies. At June 30, 2000, there was $174 million borrowed under the line.

                       AMERICAN FINANCIAL CORPORATION 10-Q

                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------------------

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

     INVESTMENTS Approximately 91% of the fixed maturities held by AFC were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at June 30, 2000. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

     AFC's equity securities are concentrated in a relatively limited number of major positions. This approach allows management to more closely monitor the companies and the industries in which they operate.

     RESULTS OF OPERATIONS

     GENERAL Pretax operating earnings for the three months and six months ended June 30, 2000 were $30.7 million and $104.3 million, respectively, compared to $82.2 million and $172.0 million in the comparable 1999 periods. A decline in property and casualty underwriting results, special litigation charges and the absence of realized gains on securities were partially offset by a $25 million gain recognized in connection with the 1998 sale of the Commercial lines division and an increase in other income, including sales of certain assets.

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

                       AMERICAN FINANCIAL CORPORATION 10-Q

                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------------------


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

     Net written premiums and combined ratios for AFC's property and casualty insurance subsidiaries were as follows (dollars in millions):

                                               Three months ended          Six months ended
                                                    June 30,                   June 30,
                                               ------------------      -----------------------
                                                   2000      1999            2000         1999
                                                   ----      ----            ----         ----
          Net Written Premiums (GAAP)
            Personal                            $348.1     $275.4        $  697.9     $  551.9
            Specialty                            335.5      278.5           633.2        526.7
            Other lines                            -         (1.6)            -           (1.5)
                                                ------     ------        --------     --------
                                                $683.6     $552.3        $1,331.1     $1,077.1
                                                ======     ======        ========     ========

          Combined Ratios (GAAP) (*)
          ----------------------
            Personal                             108.4%     100.7%          106.0%        99.7%
            Specialty                            104.7       99.7           104.2         99.8
            Aggregate (including
              discontinued lines)                106.8      101.4           105.5        100.4

[FN]
          (*) Combined ratios for the entire year of 1999 were: Personal -
              100.7%, Specialty - 102.7% and aggregate - 102.0%.

          PERSONAL The Personal group's increase in net written premiums reflects firming market prices in the nonstandard auto market, expanded writings in certain private passenger automobile markets and premiums generated by Worldwide (AFC's direct marketing channel) since its acquisition in April 1999. The combined ratio for the second quarter and six months of 2000 increased due to (i) increased auto claim frequency and severity (particularly in medical and health related costs), (ii) the impact of a very competitive pricing environment on policies written during 1999 and (iii) increased underwriting expenses associated with the direct and Internet marketing initiatives. In an effort to alleviate increasing losses, AFC has implemented rate increases in excess of 5% through the first six months of the year and expects that rate increases will approach 10% by the end of 2000. These rate actions are expected to moderate premium growth in the private passenger auto insurance business for the remainder of 2000, with the full impact on earnings not likely to take effect until early 2001.

          SPECIALTY The Specialty group's increase in net written premiums reflects the effect of (i) the January 2000 termination of reinsurance agreements relating to the California workers' compensation business which were in effect throughout 1999, (ii) rate increases in certain casualty markets (particularly California

                       AMERICAN FINANCIAL CORPORATION 10-Q

                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------------------

     workers' compensation) and (iii) the realization of growth opportunities in certain commercial markets. Excluding the impact of the terminated reinsurance agreements, net written premiums were up approximately 15%. In response to continuing losses, rate increases in the California workers' compensation business have been in excess of 20% so far this year. To further reduce the rate inadequacy in this market, AFC expects additional rate increases throughout the rest of 2000 and in 2001. Rate increases implemented in the other specialty operations have been in excess of 7% through the first half of 2000 and are expected to approximate 10% by year-end. Even with these rate actions, this group continues to experience solid retention. The combined ratio for the second quarter and six months of 2000 reflects the effect of a highly competitive pricing environment on policies written during 1999.

     LIFE, ACCIDENT AND HEALTH PREMIUMS AND BENEFITS The increase in life, accident and health premiums and benefits is due primarily to the acquisition of UTA in October 1999.

     OTHER INCOME Other income increased $14.3 million (45%) in the second quarter and $35.9 million (59%) in the first six months of 2000 compared to 1999 due primarily to increased income from the sale of operating assets and lease residuals and increased fee income generated by certain insurance operations.

     REALIZED GAINS Realized capital gains have been an important part of the return on investments in marketable securities. Individual securities are sold creating gains and losses as market opportunities exist.

     GAIN ON SALE OF SUBSIDIARY In the second quarter of 2000, AFC recognized a $25 million gain representing an earn-out related to the 1998 sale of its Commercial lines division.

     ANNUITY BENEFITS Annuity benefits reflect amounts accrued on annuity policyholders' funds accumulated. The majority of GAFRI's fixed rate annuity products permit GAFRI to change the crediting rate at any time (subject to minimum interest rate guarantees of 3% or 4% per annum). As a result, management has been able to react to changes in market interest rates and maintain a desired interest rate spread.

     INTEREST ON BORROWED MONEY Interest expense decreased $1.1 million (3%) in the first six months of 2000 compared to 1999 due to lower average indebtedness.

     OTHER OPERATING AND GENERAL EXPENSES Other operating and general expenses for the second quarter and six months of 2000 include a $32.5 million charge related to an agreement to settle a lawsuit against a GAFRI subsidiary and an $8.8 million charge for an adverse California Supreme Court ruling against an AFC property and casualty subsidiary. Excluding these litigation charges, other expenses increased $9.5 million (11%) in the second quarter and $25.6 million (16%) for the six months of 2000 compared to 1999 primarily due to the inclusion of the operations of UTA following its acquisition in late 1999 and increased expenses from certain start-up operations.

                       AMERICAN FINANCIAL CORPORATION 10-Q

                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------------------

     INVESTEE CORPORATION Equity in net earnings of investee represents AFC's proportionate share of Chiquita's earnings. Chiquita reported net income for the second quarter and first six months of 2000 of $12.8 million and $47.7 million, respectively, compared to $7.3 million and $56 million for the same periods in 1999.

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE In the first quarter of 1999, GAFRI implemented Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." The SOP requires that costs of start-up activities be expensed as incurred and that unamortized balances of previously deferred costs be expensed and reported as the cumulative effect of a change in accounting principle. Accordingly, AFC expensed previously capitalized start-up costs of $3.8 million (net of minority interest and taxes) in the first quarter of 1999.

              --------------------------------------------------




                                     Item 3

             Quantitative and Qualitative Disclosure of Market Risk
             ------------------------------------------------------

     As of June 30, 2000, there were no material changes to the information provided in AFC's Form 10-K for 1999 under the caption "Exposure to Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                       AMERICAN FINANCIAL CORPORATION 10-Q
                                     PART II
                                OTHER INFORMATION


                                     Item 1

                                Legal Proceedings
                                -----------------


     In February 1994, the USX Corporation ("USX") paid nearly $600 million in satisfaction of antitrust judgments entered against its subsidiary, The Bessemer & Lake Erie Railroad ("B&LE"). In May 1994, USX/B&LE filed two lawsuits, one in state and the other in federal court, against American Premier as the reorganized successor of The Penn Central Corporation seeking to recover this amount (plus interest) under theories of indemnity and contribution law.

     In 1998, all pending suits were dismissed on American Premier's Motions for Summary Judgement. These decisions were appealed by USX/B&LE and each appellate court affirmed the decision of the lower court dismissing the lawsuits. Plaintiffs then petitioned for and were denied re-hearings by panels of federal and state appellate court judges.

     Plaintiffs did not appeal the federal courts' decisions to the U.S. Supreme Court and the time for doing so has now expired.

     Plaintiffs appealed the state decision to the Ohio Supreme Court which, on August 4, 2000, agreed to allow an appeal of the state appellate court's decision. American Premier and its outside counsel continue to believe that American Premier will not suffer any material loss from the remaining state court appeal.

     In June 2000, Great American Life Insurance Company ("GALIC") entered into a Memorandum of Understanding to settle a purported class action lawsuit (Woodward v. Great American Life Insurance Company, Hamilton County Court of Common Pleas, Case No. A9900587, filed February 2, 1999). In the settlement, GALIC agreed to (i) create a fund against which certain former policyholders can submit claims for reimbursement of a portion of surrender charges incurred, (ii) record lump-sum credits to certain annuities and
     (iii) allow certain annuity holders to transfer their annuity value to other products issued by GALIC or its subsidiaries. The complaint filed in the lawsuit had sought unspecified money damages based on alleged (i) failure of GALIC to allow the tax-free transfer of the annuity value of certain annuities to other product providers, and (ii) misleading disclosures concerning GALIC's interest crediting practices. The settlement is subject to confirmatory discovery and court approval.

                       AMERICAN FINANCIAL CORPORATION 10-Q
                                     PART II
                          OTHER INFORMATION - CONTINUED

                                     Item 4

               Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

AFC's Annual Meeting of Shareholders was held on May 9, 2000; the only issue voted upon was the election of a Board of Directors. Approximately 95% of the total voting shares (Common and Preferred) were represented at the meeting. All eight nominees were elected. The votes cast for and those withheld are set forth below:

         Name                   For         Against      Withheld      Abstain
         ----                   ---         -------      --------      -------
   Theodore H. Emmerich       12,786,109       N/A          26,301        N/A
   James E. Evans             12,784,232       N/A          28,178        N/A
   Thomas M. Hunt             12,784,592       N/A          27,818        N/A
   Carl H. Lindner            12,785,782       N/A          26,628        N/A
   Carl H. Lindner III        12,785,188       N/A          27,222        N/A
   Keith E. Lindner           12,785,122       N/A          27,288        N/A
   S. Craig Lindner           12,785,629       N/A          26,781        N/A
   William R. Martin          12,783,741       N/A          28,669        N/A

--------------------
N/A - Not Applicable

                                     Item 6

                        Exhibits and Reports on Form 8-K
                        --------------------------------

(a) Exhibit 27.1 - Financial Data Schedule as of June 30, 2000.  For
                   submission in electronic filing only.

(b) Reports on Form 8-K:  none

   ---------------------------------------------------------------------

                                    Signature
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized.

                                    American Financial Corporation


August 11, 2000                     BY:   Fred J. Runk
                                          -----------------------------------
                                          Fred J. Runk
                                          Senior Vice President and Treasurer