Form 10-Q
period 2000-09-30
AMERICAN FINANCIAL CORP
filed 2000-11-13
CIK 5016

 -----------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For the Quarterly Period Ended                              Commission File
September 30, 2000                                          No. 1-7361



                         AMERICAN FINANCIAL CORPORATION




Incorporated under                                          IRS Employer I.D.
the Laws of Ohio                                            No. 31-0624874


                 One East Fourth Street, Cincinnati, Ohio 45202
                                 (513) 579-2121






     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     As of November 1, 2000, there were 10,593,000 shares of the Registrant's Common Stock outstanding, all of which were owned by American Financial Group, Inc.












                                  Page 1 of 20
 -----------------------------------------------------------------------------

                       AMERICAN FINANCIAL CORPORATION 10-Q
                                     PART I
                              FINANCIAL INFORMATION

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Dollars In Thousands)

                                                              September 30,       December 31,
                                                                      2000               1999
                                                              ------------        -----------
Assets:
  Cash and short-term investments                              $   267,642        $   389,018
  Investments:
    Fixed maturities - at market
      (amortized cost - $10,143,017 and $10,101,005)             9,966,717          9,862,205
    Other stocks - at market
      (cost - $180,030 and $229,201)                               317,530            409,701
    Investment in investee corporation                             153,262            159,984
    Policy loans                                                   214,631            217,171
    Real estate and other investments                              266,777            265,288
                                                               -----------        -----------
        Total investments                                       10,918,917         10,914,349

  Recoverables from reinsurers and prepaid
    reinsurance premiums                                         1,849,782          2,105,818
  Agents' balances and premiums receivable                         822,113            656,924
  Deferred acquisition costs                                       747,437            660,672
  Other receivables                                                239,702            222,438
  Variable annuity assets (separate accounts)                      576,464            354,371
  Prepaid expenses, deferred charges and other assets              456,864            384,567
  Cost in excess of net assets acquired                            318,377            335,652
                                                               -----------        -----------

                                                               $16,197,298        $16,023,809
                                                               ===========        ===========

Liabilities and Capital:
  Unpaid losses and loss adjustment expenses                   $ 4,621,129        $ 4,795,449
  Unearned premiums                                              1,417,810          1,325,766
  Annuity benefits accumulated                                   5,473,096          5,519,528
  Life, accident and health reserves                               587,668            520,644
  Payable to American Financial Group, Inc.                        311,003            370,965
  Long-term debt:
    Holding companies                                              166,302            112,557
    Subsidiaries                                                   190,976            239,733
  Variable annuity liabilities (separate accounts)                 576,464            354,371
  Accounts payable, accrued expenses and other
    liabilities                                                    965,897            970,495
                                                               -----------        -----------
        Total liabilities                                       14,310,345         14,209,508

  Minority interest                                                493,035            490,194

  Shareholders' Equity:
    Preferred stock (liquidation value $72,154)                     72,154             72,154
    Common Stock, no par value
      - 20,000,000 shares authorized
      - 10,593,000 shares outstanding                                9,625              9,625
    Capital surplus                                                971,472            960,782
    Retained earnings                                              349,467            296,246
    Unrealized loss on marketable securities, net                   (8,800)           (14,700)
                                                               -----------        -----------
        Total shareholders' equity                               1,393,918          1,324,107
                                                               -----------        -----------

                                                               $16,197,298        $16,023,809
                                                               ===========        ===========

                       AMERICAN FINANCIAL CORPORATION 10-Q

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (In Thousands)

                                                   Three months ended            Nine months ended
                                                      September 30,                September 30,
                                                  -----------------------    --------------------------
                                                        2000        1999             2000          1999
                                                        ----        ----             ----          ----
Income:
  Property and casualty insurance
    premiums                                      $  661,077    $585,560       $1,856,935    $1,680,561
  Life, accident and health premiums                  66,523      26,463          166,146        77,418
  Investment income                                  217,667     215,872          640,830       632,048
  Realized gains (losses) on sales of:
    Securities                                       (15,223)     (5,744)         (20,563)        5,981
    Subsidiaries                                      (5,962)       -              19,038          -
    Other investments                                 27,230        -              27,230          -
  Other income                                        53,760      47,374          150,118       105,501
                                                  ----------    --------       ----------    ----------
                                                   1,005,072     869,525        2,839,734     2,501,509
Costs and Expenses:
  Property and casualty insurance:
    Losses and loss adjustment expenses              562,308     423,402        1,463,456     1,188,050
    Commissions and other underwriting
      expenses                                       195,267     171,824          556,272       506,646
  Annuity benefits                                    72,139      66,516          203,783       194,977
  Life, accident and health benefits                  50,699      17,365          124,308        52,238
  Interest charges on borrowed money                  18,313      16,494           50,411        49,715
  Other operating and general expenses               104,127      99,161          334,972       263,084
                                                  ----------    --------       ----------    ----------
                                                   1,002,853     794,762        2,733,202     2,254,710
                                                  ----------    --------       ----------    ----------

Operating earnings before income taxes                 2,219      74,763          106,532       246,799
Provision (credit) for income taxes                   (1,010)     25,283           31,608        82,211
                                                  ----------    --------       ----------    ----------

Net operating earnings                                 3,229      49,480           74,924       164,588

Minority interest expense, net of tax                 (3,124)     (8,982)         (14,471)      (30,900)
Equity in net earnings (loss) of investee,
  net of tax                                         (13,570)     (9,618)          (4,368)        1,715
                                                  ----------    --------       ----------    ----------
Earnings (loss) before extraordinary
  items and accounting change                        (13,465)     30,880           56,085       135,403
Extraordinary items - gain (loss) on
  prepayment of debt                                    -                            -           (3,849)
Cumulative effect of accounting change                  -           -                -           (3,854)
                                                  ----------    --------       ----------    ----------
Net Earnings (Loss)                              ($   13,465)   $ 30,880       $   56,085    $  127,700
                                                  ==========    ========       ==========    ==========

                       AMERICAN FINANCIAL CORPORATION 10-Q

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)

                                                      Common Stock                    Unrealized
                                        Preferred      and Capital     Retained      Gain (Loss)
                                            Stock          Surplus     Earnings    on Securities            Total
                                        ---------     ------------     --------    -------------       ----------
Balance at January 1, 2000                $72,154         $970,407     $296,246         ($14,700)      $1,324,107

 Net earnings                                -                -          56,085             -              56,085
 Change in unrealized                        -                -            -               5,900            5,900
                                                                                                       ----------
   Comprehensive income                                                                                    61,985

 Capital contribution from parent            -               9,200         -                -               9,200
 Dividends on Preferred Stock                -                -          (2,886)            -              (2,886)
 Other                                       -               1,490           22             -               1,512
                                          -------         --------     --------          -------       ----------

Balance at September 30, 2000             $72,154         $981,097     $349,467         ($ 8,800)      $1,393,918
                                          =======         ========     ========          =======       ==========






Balance at January 1, 1999                $72,154         $952,984     $157,218         $348,300       $1,530,656

Net earnings                                 -                -         127,700             -             127,700
Change in unrealized                         -                -            -            (274,500)        (274,500)
                                                                                                       ----------
  Comprehensive income (loss)                                                                            (146,800)

Capital contribution from parent             -               9,200         -                -               9,200
Dividends on Preferred Stock                 -                -          (2,886)            -              (2,886)
Other                                        -               4,062         -                -               4,062
                                          -------         --------     --------         --------       ----------

Balance at September 30, 1999             $72,154         $966,246     $282,032         $ 73,800       $1,394,232
                                          =======         ========     ========         ========       ==========

                       AMERICAN FINANCIAL CORPORATION 10-Q

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)

                                                                      Nine months ended
                                                                        September 30,
                                                                 --------------------------
                                                                       2000            1999
                                                                       ----            ----
Operating Activities:
   Net earnings                                                  $   56,085      $  127,700
   Adjustments:
     Extraordinary items                                               -              3,849
     Cumulative effect of accounting change                            -              3,854
     Equity in net (earnings) loss of investee                        4,368          (1,715)
     Depreciation and amortization                                   94,135          68,548
     Annuity benefits                                               203,783         194,977
     Realized gains on investing activities                         (40,246)        (20,733)
     Deferred annuity and life policy acquisition costs            (106,844)        (87,009)
     Increase in reinsurance and other receivables                  (57,246)       (123,522)
     Increase in other assets                                       (55,739)        (59,794)
     Increase in insurance claims and reserves                      286,781         116,590
     Increase in other liabilities                                    4,973          81,495
     Increase (decrease) in minority interest                          (376)         17,026
     Dividends from investee                                           -              3,600
     Other, net                                                      10,588          (4,928)
                                                                 ----------      ----------
                                                                    400,262         319,938
                                                                 ----------      ----------
Investing Activities:
   Purchases of and additional investments in:
     Fixed maturity investments                                  (1,237,409)     (1,547,160)
     Equity securities                                              (22,547)        (56,041)
     Subsidiaries                                                      -           (204,942)
     Real estate, property and equipment                            (57,238)        (63,496)
   Maturities and redemptions of fixed maturity
     investments                                                    465,637         801,833
   Sales of:
     Fixed maturity investments                                     651,578         885,901
     Equity securities                                               67,473          45,887
     Subsidiaries                                                    35,000            -
     Real estate, property and equipment                              8,156          24,394
   Cash and short-term investments of acquired (former)
     subsidiaries, net                                             (131,880)         19,454
   Decrease in other investments                                      8,695          12,734
                                                                 ----------      ----------
                                                                   (212,535)        (81,436)
                                                                 ----------      ----------

Financing Activities:
   Fixed annuity receipts                                           359,884         330,744
   Annuity surrenders, benefits and withdrawals                    (564,454)       (518,713)
   Net transfers from fixed to variable annuity assets              (44,305)        (13,589)
   Additional long-term borrowings                                  131,341         212,232
   Reductions of long-term debt                                    (133,343)       (366,464)
   Borrowings from AFG                                               10,500         254,100
   Payments to AFG                                                  (78,413)       (121,300)
   Capital Contribution                                              14,000          14,000
   Repurchases of trust preferred securities                         (1,427)         (5,509)
   Cash dividends paid                                               (2,886)         (2,886)
                                                                 ----------      ----------
                                                                   (309,103)       (217,385)
                                                                 ----------      ----------

Net Increase (Decrease) in Cash and Short-term Investments         (121,376)         21,117

Cash and short-term investments at beginning
   of period                                                        389,018         289,944
                                                                 ----------      ----------

Cash and short-term investments at end of period                 $  267,642      $  311,061
                                                                 ==========      ==========

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

     START-UP COSTS Prior to 1999, GAFRI deferred certain costs associated with introducing new products and distribution channels and amortized them on a straight-line basis over 5 years. In 1999, GAFRI implemented Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." The SOP requires that (i) costs of start-up activities be expensed as incurred and (ii) unamortized balances of previously deferred costs be expensed and reported as the cumulative effect of a change in accounting principle. Accordingly, AFC expensed previously capitalized start-up costs of $3.8 million (net of minority interest and taxes) effective January 1, 1999.

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

B.   ACQUISITIONS AND SALES OF SUBSIDIARIES

     STONEWALL INSURANCE COMPANY In September 2000, AFC sold Stonewall Insurance Company for $35.6 million (including a $25.6 million dividend to AFC immediately prior to the sale) realizing a pretax loss of $6 million. Stonewall was a non-operating property and casualty subsidiary with approximately $320 million in assets, primarily engaged in the run-off of approximately $170 million in asbestos and environmental liabilities associated with policies written through 1991.

     COMMERCIAL LINES DIVISION In 1998, AFC sold its Commercial lines division to Ohio Casualty Corporation. In August 2000, AFC received an additional payment of $25 million from Ohio Casualty based on retention and growth through May 2000 of the businesses sold. This earn-out was recognized as additional "gain on sale of subsidiary" in the second quarter of 2000.

     START-UP MANUFACTURING BUSINESSES Since 1998, AFC subsidiaries have made loans to two start-up manufacturing businesses which were previously owned by unrelated third-parties. During 2000, the former owners chose to forfeit their equity interests to AFC rather than invest additional capital. Total loans extended to these businesses prior to forfeiture amounted to $49.7 million and the accumulated losses of the two businesses were approximately $29.7 million.

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

                       AMERICAN FINANCIAL CORPORATION 10-Q

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

                                                   Three months ended            Nine months ended
                                                      September 30,                September 30,
                                                -----------------------      -------------------------
                                                      2000         1999             2000          1999
                                                      ----         ----             ----          ----
        Revenues (a)
        Property and casualty insurance:
          Premiums earned:
            Personal                            $  326,591     $288,454       $  940,237    $  875,036
            Specialty                              334,846      296,254          917,057       804,957
            Other lines - primarily
              discontinued                            (360)         852             (359)          568
                                                ----------     --------       ----------     ---------
                                                   661,077      585,560        1,856,935     1,680,561
          Investment and other income               98,703      110,923          349,181       329,885
                                                ----------     --------       ----------    ----------
                                                   759,780      696,483        2,206,116     2,010,446
        Annuities and life (b)                     226,792      161,474          596,574       465,348
        Other                                       18,500       11,568           37,044        25,715
                                                ----------     --------       ----------    ----------
                                                $1,005,072     $869,525       $2,839,734    $2,501,509
                                                ==========     ========       ==========    ==========

        Operating Profit (Loss)
        Property and casualty insurance:
          Underwriting:
            Personal                           ($   34,704)   ($  3,167)     ($   72,029)  ($    1,121)
            Specialty                              (56,580)      (9,246)         (81,758)       (7,925)
            Other lines - primarily
              discontinued                          (5,214)       2,747           (9,006)       (5,089)
                                                ----------     --------       ----------    ----------
                                                   (96,498)      (9,666)        (162,793)      (14,135)
          Investment and other income               57,450       66,006          235,457       204,095
                                                ----------     --------       ----------    ----------
                                                   (39,048)      56,340           72,664       189,960
        Annuities and life                          50,501       29,152           75,806        95,050
        Other (c)                                   (9,234)     (10,729)         (41,938)      (38,211)
                                                ----------     --------       ----------    ----------
                                                $    2,219     $ 74,763       $  106,532    $  246,799
                                                ==========     ========       ==========    ==========

        (a) Revenues include sales of products and services as well as other income earned by the respective segments.
        (b)  Represents primarily investment income.
        (c)  Includes holding company expenses.

                       AMERICAN FINANCIAL CORPORATION 10-Q

D. INVESTMENT IN INVESTEE CORPORATION Investment in investee corporation reflects AFC's ownership of 24 million shares (36%) of Chiquita common stock. The market value of this investment was $75 million and $114 million at September 30, 2000 and December 31, 1999, respectively and $47 million at November 1, 2000. Chiquita is a leading international marketer, producer and distributor of quality fresh fruits and vegetables and processed foods. Summarized financial information for Chiquita follows (in millions):

                                           Nine months ended September 30,
                                           -------------------------------
                                                     2000             1999
                                                     ----             ----
          Net Sales                                $1,725           $1,937
          Operating Income                             88               93
          Net Income (Loss)                            (6)              19

E. PAYABLE TO AMERICAN FINANCIAL GROUP AFC has a reciprocal Master Credit Agreement with various AFG holding companies under which these companies make funds available to each other for general corporate purposes.

F. LONG-TERM DEBT The carrying value of long-term debt consisted of the following (in thousands):

                                                               September 30,     December 31,
                                                                       2000             1999
                                                               ------------      -----------
          Holding Companies:
            AFC notes payable under bank line                      $140,000         $ 68,000
            APU 10-5/8% Subordinated Notes                             -              23,786
            APU 10-7/8% Subordinated Notes due May 2011              11,623           11,661
            Other                                                    14,679            9,110
                                                                   --------         --------

                                                                   $166,302         $112,557
                                                                   ========         ========
          Subsidiaries:
            GAFRI 6-7/8% Senior Notes due June 2008                $100,000         $100,000
            GAFRI notes payable under bank line                      48,500           97,000
            Notes payable secured by real estate                     31,331           31,704
            Other                                                    11,145           11,029
                                                                   --------         --------

                                                                   $190,976         $239,733
                                                                   ========         ========

     In April 2000, AFC redeemed the APU 10-5/8% Notes at maturity using funds borrowed under the AFC bank line.

     At September 30, 2000, sinking fund and other scheduled principal payments on debt for the balance of 2000 and the subsequent five years were as follows (in millions):

                             Holding
                           Companies       Subsidiaries              Total
                           ---------       ------------           --------
          2000                $  -                $  .4             $   .4
          2001                   1.7                1.7                3.4
          2002                 150.0                1.6              151.6
          2003                   -                 50.1               50.1
          2004                   -                 14.2               14.2
          2005                   -                  9.7                9.7

     Debentures purchased in excess of scheduled payments may be applied to satisfy any sinking fund requirement. The scheduled principal payments shown above assume that debentures previously purchased are applied to the earliest scheduled retirements.

                       AMERICAN FINANCIAL CORPORATION 10-Q

     AFC and GAFRI each have an unsecured credit agreement with a group of banks under which they can borrow up to $300 million and $190 million, respectively. Borrowings bear interest at floating rates based on prime or Eurodollar rates. Loans mature December 2002 under the AFC credit agreement and from 2000 to 2003 under the GAFRI credit agreement.

G. MINORITY INTEREST Minority interest in AFC's balance sheet is comprised of the following (in thousands):

                                                            September 30,     December 31,
                                                                    2000             1999
                                                            ------------      -----------
          Interest of AFG (parent) and noncontrolling
            shareholders in subsidiaries' common stock          $275,122        $ 270,594
          Preferred securities issued by
            subsidiary trusts                                    217,913          219,600
                                                                --------         --------

                                                                $493,035         $490,194
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

     The preferred securities consisted of the following (in thousands):

     Date of                                    September 30,  December 31,     Optional
     Issuance        Issue (Maturity Date)              2000          1999      Redemption Dates
     -------------   ------------------------   ------------   -----------      -----------------------
     November 1996   GAFRI 9-1/4% TOPrS (2026)        $72,913       $74,600     On or after 11/7/2001
     March 1997      GAFRI 8-7/8% Pfd   (2027)         70,000        70,000     On or after 3/1/2007
     May 1997        GAFRI 7-1/4% ROPES (2041)         75,000        75,000     Prior to 9/28/2000 and
                                                                                   after 9/28/2001

     In the first six months of 2000, GAFRI repurchased $1.7 million of its trust preferred securities for $1.4 million in cash.

     MINORITY INTEREST EXPENSE Minority interest expense is comprised of (in thousands):

                                                             Nine months ended
                                                                September 30,
                                                           --------------------
                                                              2000         1999
                                                              ----         ----
          Interest of AFG (parent) and noncontrolling
            shareholders in earnings of subsidiaries       $ 5,508      $21,842
          Accrued distributions by subsidiaries
            on trust issued preferred securities,
            net of tax                                       8,963        9,058
                                                           -------      -------

                                                           $14,471      $30,900
                                                           =======      =======

                       AMERICAN FINANCIAL CORPORATION 10-Q

H. SHAREHOLDERS' EQUITY At September 30, 2000 and December 31, 1999, AFG beneficially owned all of the outstanding shares of AFC's Common Stock.

     PREFERRED STOCK Under provisions of both the Nonvoting (4.0 million shares authorized and Voting (4.0 million shares authorized) Cumulative Preferred Stock, the Board of Directors may divide the authorized stock into series and set specific terms and conditions of each series. At September 30, 2000 and December 31, 1999, the outstanding voting shares of AFC's Preferred Stock consisted of the following:

          SERIES J, no par value; $25.00 liquidating value per share; annual dividends per share $2.00; redeemable at AFC's option at $25.75 per share beginning December 2005 declining to $25.00 at December 2007 and thereafter; 2,886,161 shares (stated value $72.2 million).

     UNREALIZED LOSS ON MARKETABLE SECURITIES The change in unrealized gain
     (loss) on marketable securities for the nine months ended September 30 included the following (in millions):

                                                                                Minority
                                                        Pretax       Taxes      Interest        Net
                                                        ------       -----      --------       -----
                          2000
     --------------------------------------------
     Unrealized holding gains (losses) on
       securities arising during the period             ($ 9.9)       $4.3        ($3.0)      ($ 8.6)
     Reclassification adjustment for
       realized losses included in net income and
         unrealized losses of subsidiary sold             25.2        (8.8)        (1.9)        14.5
                                                         -----        ----         ----        -----
     Change in unrealized gain (loss) on
       marketable securities, net                        $15.3       ($4.5)       ($4.9)       $ 5.9
                                                         =====        ====         ====        =====

                          1999
     --------------------------------------------
     Unrealized holding gains (losses) on
       securities arising during the period            ($471.7)     $163.4        $36.9      ($271.4)
     Reclassification adjustment for
       realized gains included in net income              (6.0)        2.1           .8         (3.1)
                                                        ------      ------        -----       ------
     Change in unrealized gain (loss) on
       marketable securities, net                      ($477.7)     $165.5        $37.7      ($274.5)
                                                        ======      ======        =====       ======

I. EXTRAORDINARY ITEMS Extraordinary items represents AFC's proportionate share of losses related to debt retirements by the following companies. Amounts shown are net of minority interest and income taxes (in thousands):

                                                         Nine months ended
                                                        September 30, 1999
                                                        ------------------
              Holding Companies:
                 AFC (parent)                                ($2,993)
                 APU (parent)                                   (856)
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

     IT INITIATIVE In the third quarter of 1999, AFC initiated an enterprise-wide study of its information technology ("IT") resources, needs and opportunities. The initiative entails extensive effort and costs and has led to substantial changes in the area, which should result in significant cost savings, efficiencies and effectiveness in the future. While the costs (most of which will be expensed) precede the expected savings, management expects benefits to greatly exceed the costs incurred, all of which have been and will be funded through available working capital.

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

     LIQUIDITY AND CAPITAL RESOURCES

     RATIOS AFC's debt to total capital ratio at the parent holding company level (excluding amounts due AFG) was approximately 11% at September 30, 2000 and 8% at December 31, 1999. Including amounts due AFG, the ratio was 25% at September 30, 2000 and 27% at December 31, 1999.

     AFC's ratio of earnings to fixed charges, excluding and including preferred dividends, (on a total enterprise basis) was 2.26 and 2.08 for the first nine months of 2000 and 4.01 and 3.67 for the entire year of 1999.

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

                       AMERICAN FINANCIAL CORPORATION 10-Q

                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------------------

     AFC has a revolving credit agreement with several banks under which it can borrow up to $300 million. This credit line provides ample liquidity and can be used to obtain funds for operating subsidiaries or, if necessary, for the parent companies. At September 30, 2000, there was $140 million borrowed under the line.

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

     INVESTMENTS Approximately 91% of the fixed maturities held by AFC were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at September 30, 2000. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

     AFC's equity securities are concentrated in a relatively limited number of major positions. This approach allows management to more closely monitor the companies and the industries in which they operate.

     RESULTS OF OPERATIONS

     GENERAL Pretax operating earnings for the third quarter and nine months ended September 30, 2000, were $2.2 million and $106.5 million, respectively, compared to $74.8 million and $246.8 million in the comparable 1999 periods. A decline in property and casualty underwriting results (including a $35 million third quarter charge for reserve strengthening in the California workers' compensation business) and second quarter special litigation charges were partially offset by higher realized gains and income from the sale of certain lease rights in the third quarter.

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

     Net written premiums and combined ratios for AFC's property and casualty insurance subsidiaries were as follows (dollars in millions):

                                                  Three months ended          Nine months ended
                                                    September 30,               September 30,
                                                 --------------------       ---------------------
                                                      2000      1999            2000         1999
                                                      ----      ----            ----         ----
          Net Written Premiums (GAAP)
          ---------------------------
            Personal                               $299.4     $287.3        $  997.3     $  839.2
            Specialty                               341.7      323.7           974.9        850.4
            Other lines                               (.3)        .7             (.3)         (.8)
                                                   ------     ------        --------     --------
                                                   $640.8     $611.7        $1,971.9     $1,688.8
                                                   ======     ======        ========     ========

          Combined Ratios (GAAP) (*)
          ----------------------
            Personal                                110.6%     101.1%          107.6%       100.2%
            Specialty                               116.8      103.2           108.9        101.0
            Aggregate (including
              discontinued lines)                   114.7      101.7           108.8        100.8


          (*) Combined ratios for the entire year of 1999 were: Personal - 100.7%, Specialty - 102.7% and aggregate - 102.0%.

     PERSONAL The Personal group's increase in net written premiums reflects firming market prices in the nonstandard auto market, expanded writings in certain private passenger automobile markets and premiums generated by Worldwide (AFC's direct marketing channel) since its acquisition in April 1999. In the third quarter, these items were partially offset by the expected decline in premiums caused by rate increases implemented throughout 2000. The combined ratio for the third quarter and nine months of 2000 increased due to (i) increased auto claim frequency and severity (particularly in medical and health related costs), (ii) the impact of a very competitive pricing environment on policies written during 1999 and early 2000 and (iii) increased underwriting expenses associated with the direct and Internet marketing initiatives (adding approximately 1.5 points to the Personal group's combined ratio). In an effort to alleviate increasing losses, AFC has implemented rate increases of approximately 10% through the first nine months of the year and expects that rate increases will be 12% by the end of 2000. These rate actions are expected to continue to moderate premium growth in the private passenger auto insurance business for the remainder of 2000, with the full impact on earnings not likely to take effect until early 2001.

                       AMERICAN FINANCIAL CORPORATION 10-Q

                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------------------

     SPECIALTY The Specialty group's increase in net written premiums reflects the effect of (i) the January 2000 termination of reinsurance agreements relating to the California workers' compensation business which were in effect throughout 1999, (ii) rate increases in certain casualty markets (particularly California workers' compensation) and (iii) the realization of growth opportunities in certain commercial markets. Excluding the impact of the terminated reinsurance agreements, net written premiums were up approximately 1% for the third quarter and 10% for the nine months as premium levels moderated during the third quarter due to increasing rates and the absence of premiums from certain unprofitable business which is no longer being written.

     In response to continuing losses in the California workers' compensation business, rate increases for this business have been about 22% so far this year and are expected to be in excess of 40% on renewals in the fourth quarter. Rate increases implemented in the other specialty operations have been 10% through the first nine months of 2000 and are targeted to be 12% by year-end.

     In response to adverse development in prior year losses, AFC recorded a $35 million pretax charge in the third quarter of 2000 to strengthen loss reserves in its California workers' compensation business. The combined ratio for the third quarter and nine months of 2000 reflects this reserve strengthening (a combined ratio effect of 10.4 points and 3.8 points for the third quarter and nine months, respectively) and the effect of a highly competitive pricing environment on policies written during 1999.

     LIFE, ACCIDENT AND HEALTH PREMIUMS AND BENEFITS The increase in life, accident and health premiums and benefits is due primarily to the acquisition of UTA in October 1999.

     START-UP MANUFACTURING BUSINESSES AFC's pretax operating earnings include losses of $4.1 million for the third quarter of 2000 ($6.7 million for the first nine months) from two start-up manufacturing businesses acquired in 2000 from their former owners. The businesses are expected to reach "break-even" by the latter part of 2001.

     OTHER INCOME Other income increased $6.4 million (13%) in the third quarter of 2000 compared to 1999 as $11.2 million in income from the sale of certain lease rights and increased fee income generated by certain insurance operations were partially offset by a decrease in income from the sale of operating assets. For the nine months, other income increased $45 million (42%) compared to 1999 primarily due to increased fee income generated by certain insurance operations and income from the lease rights sale and lease residuals.

     REALIZED GAINS Realized capital gains have been an important part of the return on investments in marketable securities. Individual securities are sold creating gains and losses as market opportunities exist.

     GAIN ON SALE OF OTHER INVESTMENTS In September 2000, GAFRI realized a $27.2 million pretax gain on the sale of its minority ownership in a company engaged in the production of ethanol. GAFRI's investment was repurchased by the ethanol company which, following the purchase, became wholly-owned by AFC's Chairman.

     GAIN ON SALE OF SUBSIDIARIES In 2000, AFC recognized a $25 million second quarter pretax gain representing an earn-out related to the 1998 sale of its Commercial lines division and a $6 million third quarter pretax loss on the sale of Stonewall Insurance Company.

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

     INTEREST ON BORROWED MONEY Interest expense for the third quarter and nine months of 2000 increased compared to 1999 due primarily to higher average indebtedness.

     OTHER OPERATING AND GENERAL EXPENSES Other operating and general expenses for the nine months of 2000 include second quarter charges of $32.5 million related to an agreement to settle a lawsuit against a GAFRI subsidiary and $8.8 million for an adverse California Supreme Court ruling against an AFC property and casualty subsidiary. Other operating and general expenses increased $5.0 million (5%) in the third quarter and, excluding these litigation charges, $30.6 million (12%) for the nine months of 2000 compared to 1999 primarily due to the inclusion of the operations of UTA following its acquisition in October 1999 and increased expenses from certain start-up operations.

     INVESTEE CORPORATION Equity in net earnings of investee represents AFC's proportionate share of Chiquita's earnings. Chiquita reported net losses for the third quarter of 2000 and 1999 of $53.7 million and $36.7 million, respectively. For the nine months of 2000, Chiquita reported a net loss of $6.0 million compared to net income of $19.4 million for the 1999 period.

     In 1993, the European Union ("EU") implemented a regulatory system governing the importation of bananas into the EU. This quota system, which has been ruled illegal by the World Trade Organization, has significantly impacted Chiquita's sales and market share in Europe as well as banana prices in other world-wide markets. To date, the United States government has been unable to obtain relief from the EU. These factors have led to a significant decline in Chiquita's operating results and in the quoted market value of AFC's Chiquita investment. Should AFC's management conclude that the decline in the quoted market price of its Chiquita investment is other than temporary, a writedown of the investment would be recognized.

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

        ----------------------------------------------------------------

                                     Item 3

             Quantitative and Qualitative Disclosure of Market Risk
             ------------------------------------------------------

     As of September 30, 2000, there were no material changes to the information provided in AFC's Form 10-K for 1999 under the caption "Exposure to Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

     In 1998, all pending suits were dismissed on American Premier's Motions for Summary Judgment. These decisions were appealed by USX/B&LE and each appellate court affirmed the decision of the lower court dismissing the lawsuits. Plaintiffs then petitioned for and were denied re-hearings by panels of federal and state appellate court judges.

     Plaintiffs did not appeal the federal courts' decisions to the U.S. Supreme Court and the time for doing so has now expired.

     Plaintiffs appealed the state decision to the Ohio Supreme Court, which, on August 4, 2000, agreed to allow an appeal of the state appellate court's decision. On August 14, 2000, American Premier filed a Motion to Dismiss the appeal as being improvidently granted. On October 4, 2000, the Ohio Supreme Court granted this Motion and dismissed the appeal. Plaintiffs filed a Motion for Reconsideration of the dismissal on October 16, 2000. American Premier and its outside counsel continue to believe that American Premier will not suffer any material loss from the remaining state court appeal.

     In June 2000, Great American Life Insurance Company ("GALIC") entered into a Memorandum of Understanding to settle a purported class action lawsuit (Woodward v. Great American Life Insurance Company, Hamilton County Court of Common Pleas, Case No. A9900587, filed February 2, 1999). In the settlement, GALIC agreed to (i) create a fund against which certain former policyholders can submit claims for reimbursement of a portion of surrender charges incurred, (ii) record lump-sum credits to certain annuities and
     (iii) allow certain annuity holders to transfer their annuity value to other products issued by GALIC or its subsidiaries. The complaint filed in the lawsuit had sought unspecified money damages based on alleged (i) failure of GALIC to allow the tax-free transfer of the annuity value of certain annuities to other product providers, and (ii) misleading disclosures concerning GALIC's interest crediting practices. The settlement is set for a fairness hearing in the trial court on November 29, 2000.

                       AMERICAN FINANCIAL CORPORATION 10-Q
                                     PART II
                                OTHER INFORMATION


                                     Item 6

                        Exhibits and Reports on Form 8-K
                        --------------------------------


(a) Exhibit 27.1 - Financial Data Schedule as of September 30, 2000.  For
                   submission in electronic filing only.

(b) Reports on Form 8-K:  none



        ----------------------------------------------------------------



                                    Signature
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized.



                                    American Financial Corporation




November 9, 2000                    BY:   Fred J. Runk
                                          -----------------------------------
                                          Fred J. Runk
                                          Senior Vice President and Treasurer