Form 10-Q
period 2001-03-31
AMERICAN FINANCIAL CORP
filed 2001-05-11
CIK 5016

-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For the Quarterly Period Ended                             Commission File
March 31, 2001                                             No. 1-7361



                         AMERICAN FINANCIAL CORPORATION




Incorporated under                                         IRS Employer I.D.
the Laws of Ohio                                           No. 31-0624874


                 One East Fourth Street, Cincinnati, Ohio 45202
                                 (513) 579-2121






     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     As of May 1, 2001, there were 10,593,000 shares of the Registrant's Common Stock outstanding, all of which were owned by American Financial Group, Inc.










                                  Page 1 of 19
-------------------------------------------------------------------------------

                       AMERICAN FINANCIAL CORPORATION 10-Q
                                     PART I
                              FINANCIAL INFORMATION

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Dollars In Thousands)

                                                                        March 31,       December 31,
                                                                            2001               2000
                                                                    ------------        -----------
Assets:
  Cash and short-term investments                                    $   210,562        $   437,263
  Investments:
    Fixed maturities - at market
      (amortized cost - $10,355,140 and $10,148,248)                  10,526,540         10,164,648
    Other stocks - at market
      (cost - $175,708 and $174,959)                                     308,208            385,359
    Investment in investee corporations                                   23,996             23,996
    Policy loans                                                         212,005            213,469
    Real estate and other investments                                    249,485            270,250
                                                                     -----------        -----------
        Total investments                                             11,320,234         11,057,722

  Recoverables from reinsurers and prepaid
    reinsurance premiums                                               1,940,462          1,845,171
  Agents' balances and premiums receivable                               706,746            700,215
  Deferred acquisition costs                                             782,939            763,097
  Other receivables                                                      253,431            239,806
  Variable annuity assets (separate accounts)                            472,902            533,655
  Prepaid expenses, deferred charges and other assets                    484,025            508,163
  Cost in excess of net assets acquired                                  328,033            322,380
                                                                     -----------        -----------

                                                                     $16,499,334        $16,407,472
                                                                     ===========        ===========

Liabilities and Capital:
  Unpaid losses and loss adjustment expenses                         $ 4,504,618        $ 4,515,561
  Unearned premiums                                                    1,482,400          1,414,492
  Annuity benefits accumulated                                         5,549,650          5,543,683
  Life, accident and health reserves                                     598,133            599,360
  Payable to American Financial Group, Inc.                              424,706            439,371
  Long-term debt:
    Holding companies                                                    186,401            204,338
    Subsidiaries                                                         192,492            195,087
  Variable annuity liabilities (separate accounts)                       472,902            533,655
  Accounts payable, accrued expenses and other
    liabilities                                                        1,057,422            998,104
                                                                     -----------        -----------
        Total liabilities                                             14,468,724         14,443,651

  Minority interest                                                      522,191            509,705

  Shareholders' Equity:
    Preferred Stock - at liquidation value                                72,154             72,154
    Common Stock, no par value
      - 20,000,000 shares authorized
      - 10,593,000 shares outstanding                                      9,625              9,625
    Capital surplus                                                      977,659            974,766
    Retained earnings                                                    275,381            258,371
    Unrealized gain on marketable securities, net                        173,600            139,200
                                                                     -----------        -----------
        Total shareholders' equity                                     1,508,419          1,454,116
                                                                     -----------        -----------

                                                                     $16,499,334        $16,407,472
                                                                     ===========        ===========

                       AMERICAN FINANCIAL CORPORATION 10-Q

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                      (In Thousands, Except Per Share Data)


                                                          Three months ended
                                                              March 31,
                                                       -----------------------
                                                           2001           2000
                                                           ----           ----
Income:
   Property and casualty insurance premiums            $644,723       $572,137
   Life, accident and health premiums                    69,158         49,919
   Investment income                                    209,790        209,015
   Realized losses on sales of:
     Securities                                          (6,881)        (1,433)
     Subsidiaries                                        (1,586)          -
   Other income                                          58,292         54,627
                                                       --------       --------
                                                        973,496        884,265

Costs and Expenses:
   Property and casualty insurance:
     Losses and loss adjustment expenses                496,216        417,651
     Commissions and other underwriting expenses        184,974        178,432
   Annuity benefits                                      69,264         66,161
   Life, accident and health benefits                    54,083         36,724
   Interest charges on borrowed money                    18,873         15,554
   Other operating and general expenses                 107,871         96,106
                                                       --------       --------
                                                        931,281        810,628
                                                       --------       --------

Operating earnings before income taxes                   42,215         73,637
Provision for income taxes                               14,952         24,255
                                                       --------       --------

Net operating earnings                                   27,263         49,382

Minority interest expense, net of tax                    (6,919)        (8,207)
Equity in net earnings (losses) of investees,
   net of tax                                            (3,334)         7,175
                                                       --------       --------

Net Earnings                                           $ 17,010       $ 48,350
                                                       ========       ========

                       AMERICAN FINANCIAL CORPORATION 10-Q

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)

                                                     Common Stock                    Unrealized
                                        Preferred     and Capital    Retained       Gain (Loss)
                                            Stock         Surplus    Earnings     on Securities           Total
                                        ---------    ------------    --------     -------------      ----------
Balance at January 1, 2001                $72,154        $984,391    $258,371          $139,200      $1,454,116

 Net earnings                                -               -         17,010              -             17,010
 Change in unrealized                        -               -           -               34,400          34,400
                                                                                                     ----------
   Comprehensive income                                                                                  51,410

 Capital contribution from parent            -              3,067        -                 -              3,067
 Other                                       -               (174)       -                 -               (174)
                                          -------        --------    --------          --------      ----------

Balance at March 31, 2001                 $72,154        $987,284    $275,381          $173,600      $1,508,419
                                          =======        ========    ========          ========      ==========




Balance at January 1, 2000                $72,154        $970,407    $296,246          ($14,700)     $1,324,107

 Net earnings                                -               -         48,350              -             48,350
 Change in unrealized                        -               -           -              (22,600)        (22,600)
                                                                                                     ----------
   Comprehensive income                                                                                  25,750

 Capital contribution from parent            -              3,067        -                 -              3,067
 Other                                       -                 47        -                 -                 47
                                          -------        --------    --------          -------       ----------

Balance at March 31, 2000                 $72,154        $973,521    $344,596          ($37,300)     $1,352,971
                                          =======        ========    ========           =======      ==========

                       AMERICAN FINANCIAL CORPORATION 10-Q

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)

                                                                       Three months ended
                                                                          March 31,
                                                                    -----------------------
                                                                        2001           2000
                                                                        ----           ----
Operating Activities:
   Net earnings                                                     $ 17,010       $ 48,350
   Adjustments:
     Equity in net (earnings) losses of investees                      3,334         (7,175)
     Depreciation and amortization                                    36,485         30,498
     Annuity benefits                                                 69,264         66,161
     Changes in reserves on assets                                     4,637          1,088
     Realized gains on investing activities                           (6,840)        (7,611)
     Deferred annuity and life policy acquisition costs              (35,551)       (33,668)
     Decrease in reinsurance and other receivables                        90        124,640
     Decrease (increase) in other assets                             (19,369)        13,710
     Increase (decrease) in insurance claims and reserves             74,616        (50,957)
     Increase in other liabilities                                    38,419          2,454
     Increase (decrease) in minority interest                          4,095           (285)
     Other, net                                                         (434)        (3,481)
                                                                    --------       --------
                                                                     185,756        183,724
                                                                    --------       --------
Investing Activities:
   Purchases of and additional investments in:
     Fixed maturity investments                                     (544,186)      (601,115)
     Equity securities                                                (2,571)       (14,786)
     Real estate, property and equipment                             (13,278)       (18,935)
   Maturities and redemptions of fixed maturity
     investments                                                     131,547        154,704
   Sales of:
     Fixed maturity investments                                      194,182        227,797
     Equity securities                                                 4,679         19,265
     Subsidiaries                                                     22,000           -
     Real estate, property and equipment                              24,562          1,504
   Cash and short-term investments of former
     subsidiaries                                                   (132,858)          -
   Decrease (increase) in other investments                             (673)         5,486
                                                                    --------       --------
                                                                    (316,596)      (226,080)
                                                                    --------       --------
Financing Activities:
   Fixed annuity receipts                                            126,223        126,416
   Annuity surrenders, benefits and withdrawals                     (186,921)      (192,820)
   Net transfers from (to) variable annuity assets                     2,929        (21,453)
   Additional long-term borrowings                                    26,842         44,091
   Reductions of long-term debt                                      (47,601)          (610)
   Borrowings from AFG                                                 1,000           -
   Payments to AFG                                                   (23,000)       (20,313)
   Capital Contribution                                                4,667          4,667
   Repurchases of trust preferred securities                            -            (1,261)
                                                                    --------       --------
                                                                     (95,861)       (61,283)
                                                                    --------       --------

Net Decrease in Cash and Short-term Investments                     (226,701)      (103,639)

Cash and short-term investments at beginning
   of period                                                         437,263        389,018
                                                                    --------       --------

Cash and short-term investments at end of period                    $210,562       $285,379
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

     INSURANCE As discussed under "Reinsurance" below, unpaid losses and loss adjustment expenses and unearned premiums have not been reduced for reinsurance recoverable. To the extent that unrealized gains (losses) from securities classified as "available for sale" would result in adjustments to deferred acquisition costs and policyholder liabilities had those gains (losses) actually been realized, such balance sheet amounts are adjusted, net of deferred taxes.
                                        6

                       AMERICAN FINANCIAL CORPORATION 10-Q

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

                       AMERICAN FINANCIAL CORPORATION 10-Q

          VARIABLE ANNUITY ASSETS AND LIABILITIES Separate accounts related to variable annuities represent deposits invested in underlying investment funds on which Great American Financial Resources, Inc. ("GAFRI"), an 83%-owned subsidiary, earns a fee. The investment funds are selected and may be changed only by the policyholder.

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

                       AMERICAN FINANCIAL CORPORATION 10-Q

     DERIVATIVES Effective October 1, 2000, AFC implemented Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments (including derivative instruments that are embedded in other contracts) and for hedging activities. Prior year financial statements were not restated. SFAS No. 133 generally requires that derivatives (both assets and liabilities) be recognized in the balance sheet at fair value with changes in fair value included in current earnings.

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

B.   SALE OF SUBSIDIARIES

     JAPANESE DIVISION In December 2000, AFC agreed to sell its Japanese property and casualty division to Mitsui Marine & Fire Insurance Company of America for approximately $22 million in cash and recorded a $10.7 million pretax loss on the sale. Upon completion of the sale in March 2001, AFC realized an additional pretax loss of $1.6 million and deferred a gain of approximately $21 million on ceded insurance which is being recognized over the estimated settlement period (weighted average of 4 years) of the ceded claims. At the same time, a reinsurance agreement under which Great American Insurance ceded a portion of its pool of insurance to Mitsui was terminated. The Japanese division generated net written premiums of approximately $60 million per year to Great American while Great American ceded approximately $45 million per year to Mitsui.

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

                       AMERICAN FINANCIAL CORPORATION 10-Q

     The following table (in thousands) shows AFC's revenues and operating profit (loss) by significant business segment. Operating profit (loss) represents total revenues less operating expenses.

                                                          Three months ended
                                                                March 31,
                                                         ---------------------
                                                             2001         2000
                                                             ----         ----
        Revenues (a)
        Property and casualty insurance:
          Premiums earned:
            Personal                                     $327,632     $297,313
            Specialty                                     316,307      274,823
            Other lines - primarily discontinued              784            1
                                                         --------     --------
                                                          644,723      572,137
          Investment and other income                     107,335      121,167
                                                         --------     --------
                                                          752,058      693,304
        Annuities and life (b)                            217,030      187,337
        Other                                               4,408        3,624
                                                         --------     --------
                                                         $973,496     $884,265
                                                         ========     ========

        Operating Profit (Loss)
        Property and casualty insurance:
          Underwriting:
            Personal                                    ($ 27,782)    ($10,933)
            Specialty                                      (2,230)     (10,498)
            Other lines - primarily discontinued           (6,455)      (2,515)
                                                         --------     --------
                                                          (36,467)     (23,946)
          Investment and other income                      75,202       84,525
                                                         --------     --------
                                                           38,735       60,579
        Annuities and life                                 30,123       27,514
        Other (c)                                         (26,643)     (14,456)
                                                         --------     --------
                                                         $ 42,215     $ 73,637
                                                         ========     ========

        (a) Revenues include sales of products and services as well as other income earned by the respective segments.
        (b)  Represents primarily investment income.
        (c)  Includes holding company expenses.

D. Investee Corporations Investment in investee corporations reflects AFC's ownership of 24 million shares (33%) of Chiquita common stock. The market value of this investment was $31 million and $24 million at March 31, 2001 and December 31, 2000, respectively. Chiquita is a leading international marketer, producer and distributor of quality fresh fruits and vegetables and processed foods. Summarized financial information for Chiquita follows (in millions):

                                                  Three months ended March 31,
                                                  ----------------------------
                                                         2001             2000
                                                         ----             ----
        Net Sales                                        $577             $658
        Operating Income                                   38               68
        Net Income                                          4               35
        Net Income Attributed to Common Shares              0.4             31

     In January 2001, Chiquita announced a restructuring initiative that included discontinuing all interest and principal payments on its public debt. If successful, the restructuring would result in the conversion of a significant portion of Chiquita's $862 million in public debt into common equity. Although the intended restructuring would not impact Chiquita's day-to-day operations, it would adversely affect the holders of its stock, including AFC.
                                       10

                       AMERICAN FINANCIAL CORPORATION 10-Q

     START-UP MANUFACTURING BUSINESSES Since 1998, AFC subsidiaries have made loans to two start-up manufacturing businesses which were previously owned by unrelated third-parties. During 2000, the former owners chose to forfeit their equity interests to AFC rather than invest additional capital. In the fourth quarter of 2000, AFC sold the equity interests to a group of employees for nominal cash consideration plus warrants to repurchase a significant ownership interest. Due to the absence of significant financial investment by the buyers relative to the amount of debt owed to AFC subsidiaries, the sale was not recognized as a divestiture for accounting purposes. Assets of the businesses transferred (approximately $55 million at March 31, 2001 and December 31, 2000) are included in other assets; liabilities of the businesses transferred (approximately $7 million at March 31, 2001 and December 31, 2000, after elimination of loans from AFC subsidiaries) are included in other liabilities. AFC's equity in the losses of these two companies during the first quarter of 2001 of $3.3 million is included in investee losses in the statement of earnings.

E. PAYABLE TO AMERICAN FINANCIAL GROUP AFC has a reciprocal Master Credit Agreement with various AFG holding companies under which these companies make funds available to each other for general corporate purposes.

F. LONG-TERM DEBT The carrying value of long-term debt consisted of the following (in thousands):

                                                                March 31,     December 31,
                                                                    2001             2000
                                                                --------      -----------
          Holding Companies:
            AFC notes payable under bank line                   $160,000         $178,000
            APU 10-7/8% Subordinated Notes due May 2011           11,597           11,611
            Other                                                 14,804           14,727
                                                                --------         --------

                                                                $186,401         $204,338
                                                                ========         ========
          Subsidiaries:
            GAFRI 6-7/8% Senior Notes due June 2008             $100,000         $100,000
            GAFRI notes payable under bank line                   53,100           48,500
            Notes payable secured by real estate                  24,396           31,201
            Other                                                 14,996           15,386
                                                                --------         --------

                                                                $192,492         $195,087
                                                                ========         ========

     At March 31, 2001, sinking fund and other scheduled principal payments on debt for the balance of 2001 and the subsequent five years were as follows (in millions):

                             Holding
                           Companies       Subsidiaries              Total
                           ---------       ------------           --------
          2001                $  1.4              $ 1.0             $  2.4
          2002                 170.4                1.5              171.9
          2003                   -                  1.5                1.5
          2004                   -                 61.5               61.5
          2005                   -                 10.0               10.0
          2006                   -                   .7                 .7

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

G. MINORITY INTEREST Minority interest in AFC's balance sheet is comprised of the following (in thousands):

                                                             March 31,     December 31,
                                                                 2001             2000
                                                             --------      -----------
          Interest of AFG (parent) and noncontrolling
            shareholders in subsidiaries' common stock       $304,278         $291,792
          Preferred securities issued by
            subsidiary trusts                                 217,913          217,913
                                                             --------         --------

                                                             $522,191         $509,705
                                                             ========         ========

     TRUST ISSUED PREFERRED SECURITIES Wholly-owned subsidiary trusts of GAFRI have issued preferred securities and, in turn, purchased a like amount of subordinated debt which provides interest and principal payments to fund the respective trusts' obligations. The preferred securities must be redeemed upon maturity or redemption of the subordinated debt. GAFRI effectively provides unconditional guarantees of its respective trusts' obligations.

     The preferred securities consisted of the following (in thousands):

     Date of                                      March 31,   December 31,    Optional
     Issuance         Issue (Maturity Date)           2001           2000     Redemption Dates
     -------------    ------------------------    --------    -----------     ---------------------
     November 1996    GAFRI 9-1/4% TOPrS (2026)    $72,913        $72,913     On or after 11/7/2001
     March 1997       GAFRI 8-7/8% Pfd   (2027)     70,000         70,000     On or after 3/1/2007
     May 1997         GAFRI 7-1/4% ROPES (2041)     75,000         75,000     After 9/28/2001

     MINORITY INTEREST EXPENSE Minority interest expense is comprised of (in thousands):

                                                            Three months ended
                                                                  March 31,
                                                            ------------------
                                                              2001        2000
                                                              ----        ----
          Interest of AFG (parent) and noncontrolling
            shareholders in earnings of subsidiaries        $4,005      $5,192
          Accrued distributions by subsidiaries
            on trust issued preferred securities,
              net of tax                                     2,914       3,015
                                                            ------      ------
                                                            $6,919      $8,207
                                                            ======      ======

                       AMERICAN FINANCIAL CORPORATION 10-Q

H. SHAREHOLDERS' EQUITY At March 31, 2001 and December 31, 2000, American Financial Group beneficially owned all of the outstanding shares of AFC's Common Stock.

     PREFERRED STOCK Under provisions of both the Nonvoting (4.0 million shares authorized) and Voting (4.0 million shares authorized) Cumulative Preferred Stock, the Board of Directors may divide the authorized stock into series and set specific terms and conditions of each series. At March 31, 2001 and December 31, 2000, the outstanding voting shares of AFC's Preferred Stock consisted of the following:

           SERIES J, no par value; $25.00 liquidating value per share; annual dividends per share $2.00; redeemable at AFC's option at $25.75 per share beginning December 2005 declining to $25.00 at December 2007 and thereafter; 2,886,161 shares (stated value $72.2 million) outstanding at March 31, 2001 and December 31, 2000.

     The change in unrealized gain (loss) on marketable securities for the three months ended March 31 included the following (in millions):

                                                                                Minority
                                                       Pretax        Taxes      Interest       Net
                                                       ------        -----      --------      -----
                        2001
     ------------------------------------------
     Unrealized holding gains on securities
       arising during the period                         $59.0      ($20.6)       ($8.2)       $30.2
     Reclassification adjustment for
       realized losses included in net income              6.9        (2.4)         (.3)         4.2
                                                         -----       -----         ----        -----
     Change in unrealized gain on
       marketable securities, net                        $65.9      ($23.0)       ($8.5)       $34.4
                                                         =====       =====         ====        =====

                        2000
     ------------------------------------------
     Unrealized holding losses on securities
       arising during the period                        ($40.3)      $14.5         $2.4       ($23.4)
     Reclassification adjustment for
       realized losses included in net income              1.4         (.5)         (.1)          .8
                                                         -----       -----         ----        -----
     Change in unrealized gain (loss) on
       marketable securities, net                       ($38.9)      $14.0         $2.3       ($22.6)
                                                         =====       =====         ====        =====

I. COMMITMENTS AND CONTINGENCIES There have been no significant changes to the matters discussed and referred to in Note M "Commitments and Contingencies" of AFC's Annual Report on Form 10-K for 2000.

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

     IT Initiative In 1999, AFC initiated an enterprise-wide study of its information technology ("IT") resources, needs and opportunities. The initiative entails extensive effort and costs. While the costs precede the expected savings, management believes the benefits in efficiencies and effectiveness will exceed the costs incurred, all of which have been and will be funded through available working capital.

     Forward-Looking Statements The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Some of the forward-looking statements can be identified by the use of forward-looking words such as "believes", "expects", "may", "will", "should", "seeks", "intends", "plans", "estimates", "anticipates" or the negative version of those words or other comparable terminology. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including:

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

     LIQUIDITY AND CAPITAL RESOURCES

     RATIOS AFC's debt to total capital ratio at the parent holding company level (excluding amounts due AFG) was approximately 11% at March 31, 2001 and 12% at December 31, 2000. Including amounts due AFG, the ratio was 29% at March 31, 2001 and 31% at December 31, 2000.

     AFC's ratio of earnings to fixed charges, excluding and including preferred dividends, (on a total enterprise basis) was 2.39 and 2.20 for the first three months of 2001 and 2.02 and 1.87 for the entire year of 2000.

                       AMERICAN FINANCIAL CORPORATION 10-Q

                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------------------

     Sources of Funds Management believes the parent holding companies have sufficient resources to meet their liquidity requirements, primarily through funds generated by their subsidiaries' operations. If funds provided by subsidiaries through dividends and tax payments are insufficient to meet fixed charges in any period, the holding companies would be required to generate cash through borrowings, sales of securities or other assets, or similar transactions.

     AFC has a revolving credit agreement with several banks under which it can borrow up to $300 million. This credit line provides ample liquidity and can be used to obtain funds for operating subsidiaries or, if necessary, for the parent companies. There was $160 million borrowed under the line at March 31, 2001 and $212 million at May 1, 2001.

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

     INVESTMENTS Approximately 92% of the fixed maturities held by AFC were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at March 31, 2001. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

     AFC's equity securities are concentrated in a relatively limited number of major positions. This approach allows management to more closely monitor the companies and the industries in which they operate.

     RESULTS OF OPERATIONS

     GENERAL Pretax operating earnings for the first quarter of 2001 were $42.2 million compared to $13.7 million for the fourth quarter of 2000 and $73.6 million for the first quarter of 2000. Pretax operating earnings improved compared to the fourth quarter of 2000 due primarily to decreased realized losses and improved underwriting results. The decrease in pretax operating earnings compared to the first quarter of 2000 reflects a decline in the Personal group's underwriting results and increased realized losses.

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

     Net written premiums and combined ratios for AFC's property and casualty insurance subsidiaries were as follows (dollars in millions):

                                                          Three months ended
                                                             March 31,
                                                         -------------------
                                                           2001         2000
                                                           ----         ----
          Net Written Premiums (GAAP)
          ---------------------------
            Personal                                     $370.5       $349.8
            Specialty                                     356.6(a)     297.7
            Other lines                                     -             -
                                                         ------       ------
                                                         $727.1       $647.5
                                                         ======       ======

          Combined Ratios (GAAP)(b)
          ----------------------
            Personal                                      108.5%       103.7%
            Specialty                                     100.6        103.8
            Aggregate (including discontinued lines)      105.6        104.2

          (a) Before a reduction of $29.7 million for unearned premium transfer related to the sale of the Japanese division.

          (b) Combined ratios for the fourth quarter of 2000 were: Personal - 111.0%, Specialty - 104.3%, Aggregate - 106.1%. Combined ratios for the entire year of 2000 were: Personal - 108.6%, Specialty - 107.9%, Aggregate - 108.0%.

     PERSONAL The Personal group's increase in net written premiums reflects the impact of significant rate increases implemented primarily in the second half of 2000, partially offset by lower business volume. The combined ratio improved compared to the 2000 fourth quarter due primarily to the impact of these rate increases. The increase in the combined ratio compared to the first quarter of 2000 reflects the impact of inadequate rates on policies written during the first part of 2000. To further improve underwriting results, AFC implemented rate increases averaging 5% in the first quarter of 2001 and expects rate increases to be in excess of 10% by the end of 2001.

     SPECIALTY The Specialty group's increase in net written premiums reflects the impact of rate increases implemented in 2000 and 2001 and the realization of growth opportunities in certain commercial markets. In its California workers' compensation business, AFC implemented rate increases averaging 40% on renewals in the first quarter 2001 and expects rate increases of at least 30% on renewals in this business during the second quarter. Rate increases implemented in the

                       AMERICAN FINANCIAL CORPORATION 10-Q

                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------------------


     other specialty operations averaged 17% for the first quarter of 2001. The improvement in the combined ratio compared to both the fourth and first quarters of 2000 reflects the impact of these rate increases. Excluding the California workers' compensation business, the Specialty group's combined ratio for the first quarter of 2001 was 98.0%.

     LIFE, ACCIDENT AND HEALTH PREMIUMS AND BENEFITS The increase in life, accident and health premiums and benefits is due primarily to increased sales of supplemental health insurance products.

     REAL ESTATE OPERATIONS AFC's subsidiaries are engaged in a variety of real estate operations including hotels, apartments, office buildings and recreational facilities; they also own several parcels of land. Revenues and expenses of these operations, including gains and losses on disposal, are included in AFC's statement of earnings as shown below (in millions).

                                                    Three months ended
                                                           March 31,
                                                    ------------------
                                                     2001         2000
                                                     ----         ----
        Other income                                $32.0        $17.9
        Other operating and general expenses         15.0         14.3
        Interest charges on borrowed money             .7           .7
        Minority interest expense, net                1.9           .2

     Other income includes net pretax gains on the sale of real estate assets of $15.3 million in the first quarter of 2001 and $2.1 million in the first quarter of 2000.

     OTHER INCOME Other income increased $3.7 million (7%) in the first quarter of 2001 compared to 2000 due primarily to increased income from the sale of real estate which exceeded income from the sale of operating assets and lease residuals in the first quarter of 2000.

     REALIZED GAINS Realized capital gains have been an important part of the return on investments in marketable securities. Individual securities are sold creating gains and losses as market opportunities exist.

     Under Statement of Financial Accounting Standards ("SFAS") No. 133, which was adopted as of October 1, 2000, warrants to purchase common stock of publicly traded companies are generally considered derivatives and marked to market through current earnings as realized gains and losses. Realized losses on sales of securities includes $.8 million in losses recognized during the first quarter of 2001 to adjust the carrying value of AFC's investment in warrants to market value at March 31, 2001.

     LOSS ON SALE OF SUBSIDIARIES In 2001, AFC recognized a $1.6 million pretax loss representing an adjustment to the fourth quarter 2000 loss recorded on the sale of its Japanese division.

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

                       AMERICAN FINANCIAL CORPORATION 10-Q

                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------------------


     GAFRI's equity-indexed fixed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. GAFRI attempts to mitigate the risk in the equity-based component of these products through the purchase of call options on the appropriate index. GAFRI's strategy is designed so that an increase in the liabilities due to an increase in the market index will be substantially offset by unrealized gains on the call options. Under SFAS No. 133, both the equity-based component of the annuities and the related call options are considered derivatives and marked to market through current earnings as annuity benefits. Adjusting these derivatives to market value had virtually no net effect on annuity benefits during the first quarter of 2001.

     INTEREST ON BORROWED MONEY Interest expense increased $3.3 million (21%) in the first quarter of 2001 compared to the first quarter of 2000 due to higher average indebtedness to AFG under the Master Credit Agreement.

     OTHER OPERATING AND GENERAL EXPENSES Other operating and general expenses increased $11.8 million (12%) in the first quarter of 2001 compared to the first quarter of 2000 due primarily to increased expenses associated with the IT initiative and slightly higher holding company expenses.

     INVESTEE CORPORATIONS For 2001, equity in earnings (losses) of investee corporations represents losses of two start-up manufacturing businesses. Equity in net earnings (losses) of investees in 2000 represents AFC's proportionate share of Chiquita's earnings. Chiquita reported net income of $.01 per share for the first quarter of 2001 and $.46 per share for the first quarter of 2000.


        ----------------------------------------------------------------



                                     Item 3

             Quantitative and Qualitative Disclosure of Market Risk
             ------------------------------------------------------

     As of March 31, 2001, there were no material changes to the information provided in AFC's Form 10-K for 2000 under the caption "Exposure to Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                       AMERICAN FINANCIAL CORPORATION 10-Q
                                     PART II
                                OTHER INFORMATION


                                     Item 6

                        Exhibits and Reports on Form 8-K
                        --------------------------------


(a) Exhibits:  none

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



                                    American Financial Corporation




May 11, 2001                        BY:   Fred J. Runk
                                          -----------------------------------
                                          Fred J. Runk
                                          Senior Vice President and Treasurer