Form 10-Q
period 2001-06-30
AMERICAN FINANCIAL CORP
filed 2001-08-14
CIK 5016

----------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For the Quarterly Period Ended                          Commission File
June 30, 2001                                           No. 1-7361



                         AMERICAN FINANCIAL CORPORATION




Incorporated under                                      IRS Employer I.D.
the Laws of Ohio                                        No. 31-0624874


                 One East Fourth Street, Cincinnati, Ohio 45202
                                 (513) 579-2121






      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No


      As of August 1, 2001, there were 10,593,000 shares of the Registrant's Common Stock outstanding, all of which were owned by American Financial Group, Inc.

----------------------------------------------------------------------------











                                  Page 1 of 21
----------------------------------------------------------------------------

                       AMERICAN FINANCIAL CORPORATION 10-Q
                                     PART I
                              FINANCIAL INFORMATION

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Dollars In Thousands)

                                                          June 30,  December 31,
                                                             2001          2000
                                                       ----------   -----------
Assets:
   Cash and short-term investments                    $   283,783   $   437,263
   Investments:
     Fixed maturities - at market
       (amortized cost - $10,424,166 and $10,148,248)  10,513,266    10,164,648
     Other stocks - at market
       (cost - $195,896 and $174,959)                     365,696       385,359
     Investment in investee corporations                     -           23,996
     Policy loans                                         210,721       213,469
     Real estate and other investments                    245,548       270,250
                                                      -----------   -----------
         Total investments                             11,335,231    11,057,722

   Recoverables from reinsurers and prepaid
     reinsurance premiums                               1,971,791     1,845,171
   Agents' balances and premiums receivable               743,162       700,215
   Deferred acquisition costs                             801,543       763,097
   Other receivables                                      267,367       239,806
   Variable annuity assets (separate accounts)            530,710       533,655
   Prepaid expenses, deferred charges and other asset     484,019       508,163
   Cost in excess of net assets acquired                  324,414       322,380
                                                      -----------   -----------

                                                      $16,742,020   $16,407,472
                                                      ===========   ===========

Liabilities and Capital:
   Unpaid losses and loss adjustment expenses         $ 4,576,306   $ 4,515,561
   Unearned premiums                                    1,501,957     1,414,492
   Annuity benefits accumulated                         5,603,648     5,543,683
   Life, accident and health reserves                     601,951       599,360
   Payable to American Financial Group, Inc.              395,007       439,371
   Long-term debt:
     Holding companies                                    222,871       204,338
     Subsidiaries                                         172,655       195,087
   Variable annuity liabilities (separate accounts)       530,710       533,655
   Accounts payable, accrued expenses and other
     liabilities                                        1,116,394       998,104
                                                      -----------   -----------
         Total liabilities                             14,721,499    14,443,651

   Minority interest                                      517,866       509,705

   Shareholders' Equity:
   Preferred Stock - at liquidation value                  72,154        72,154
     Common Stock, no par value
       - 20,000,000 shares authorized
       - 10,593,000 shares outstanding                      9,625         9,625
     Capital surplus                                      980,891       974,766
     Retained earnings                                    285,085       258,371
     Unrealized gain on marketable securities, net        154,900       139,200
                                                      -----------   -----------
         Total shareholders' equity                     1,502,655     1,454,116
                                                      -----------   -----------

                                                      $16,742,020   $16,407,472
                                                      ===========   ===========

                       AMERICAN FINANCIAL CORPORATION 10-Q

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                 (In Thousands)

                                             Three months ended            Six months ended
                                                   June 30,                     June 30,
                                            ---------------------      ------------------------
                                                 2001        2000            2001          2000
                                                 ----        ----            ----          ----
Income:
    Property and casualty insurance
      premiums                               $679,563    $623,721      $1,324,286    $1,195,858
    Life, accident and health premiums         70,533      49,704         139,691        99,623
    Investment income                         217,451     209,952         427,241       418,967
    Realized gains (losses) on:
      Securities                              (26,425)     (3,907)        (33,306)       (5,340)
      Subsidiaries                               -         25,000          (1,586)       25,000
    Other income                               53,838      55,188         112,130       109,815
                                             --------    --------      ----------    ----------
                                              994,960     959,658       1,968,456     1,843,923

Costs and Expenses:
    Property and casualty insurance:
      Losses and loss adjustment expenses     526,411     483,497       1,022,627       901,148
      Commissions and other underwriting
        expenses                              192,902     182,573         377,876       361,005
    Annuity benefits                           70,716      79,727         139,980       145,888
    Life, accident and health benefits         52,211      36,885         106,294        73,609
    Interest charges on borrowed money         14,777      16,544          33,650        32,098
    Other operating and general expenses      114,505     129,756         222,376       225,862
                                             --------    --------      ----------    ----------
                                              971,522     928,982       1,902,803     1,739,610
                                             --------    --------      ----------    ----------

Operating earnings before income taxes         23,438      30,676          65,653       104,313
Provision for income taxes                      4,347       8,363          19,299        32,618
                                             --------    --------      ----------    ----------

Net operating earnings                         19,091      22,313          46,354        71,695
Minority interest expense, net of tax          (4,188)     (3,140)        (11,107)      (11,347)
Equity in net earnings (losses) of
    investees, net of tax                      (2,313)      2,027          (5,647)        9,202
                                             --------    --------      ----------    ----------

Net Earnings                                 $ 12,590    $ 21,200      $   29,600    $   69,550
                                             ========    ========      ==========    ==========

                       AMERICAN FINANCIAL CORPORATION 10-Q

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)


                                                 Common Stock                      Unrealized
                                   Preferred      and Capital     Retained        Gain (Loss)
                                       Stock          Surplus     Earnings      on Securities             Total
                                   ---------     ------------     --------      -------------        ----------
Balance at January 1, 2001           $72,154         $984,391     $258,371           $139,200        $1,454,116

  Net earnings                          -                -          29,600               -               29,600
  Change in unrealized                  -                -            -                15,700            15,700
                                                                                                      ---------
    Comprehensive income                                                                                 45,300

  Capital contribution from parent      -               6,134         -                  -                6,134
  Dividends on Preferred Stock          -                -          (2,886)              -               (2,886)
  Other                                  -                 (9)        -                  -                   (9)
                                     -------         --------     --------           --------        ----------

Balance at June 30, 2001             $72,154         $990,516     $285,085           $154,900        $1,502,655
                                     =======         ========     ========           ========        ==========






Balance at January 1, 2000           $72,154         $970,407     $296,246          ($ 14,700)       $1,324,107

  Net earnings                          -                -          69,550               -               69,550
  Change in unrealized                  -                -            -               (92,100)          (92,100)
                                                                                                     ----------
    Comprehensive income (loss)                                                                         (22,550)

  Capital contribution from parent      -               6,134         -                  -                6,134
  Dividends on Preferred Stock          -                -          (2,886)              -               (2,886)
  Other                                 -                 (98)          22               -                  (76)
                                     -------         --------     --------           --------        ----------

Balance at June 30, 2000             $72,154         $976,443     $362,932          ($106,800)       $1,304,729
                                     =======         ========     ========           ========        ==========


                       AMERICAN FINANCIAL CORPORATION 10-Q

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)

                                                            Six months ended
                                                                  June 30,
                                                           -------------------
                                                                2001      2000
                                                                ----      ----
Operating Activities:
    Net earnings                                             $29,600  $ 69,550
    Adjustments:
      Equity in net (earnings) losses of investees             5,647    (9,202)
      Depreciation and amortization                           71,503    63,863
      Annuity benefits                                       139,980   145,888
      Realized (gains) losses on investing activities         10,167   (33,330)
      Deferred annuity and life policy acquisition costs     (73,530)  (70,617)
      Increase in reinsurance and other receivables          (77,612)  (34,563)
      Increase in other assets                               (26,742)  (56,417)
      Increase in insurance claims and reserves              169,679   170,303
      Increase (decrease) in other liabilities                74,352   (19,302)
      Increase (decrease) in minority interest                 4,770      (347)
      Other, net                                               1,521    (4,944)
                                                            --------  --------
                                                             329,335   220,882
                                                            --------  --------
Investing Activities:
    Purchases of and additional investments in:
      Fixed maturity investments                            (981,049) (942,929)
      Equity securities                                       (2,907)  (20,126)
      Real estate, property and equipment                    (31,090)  (39,819)
    Maturities and redemptions of fixed maturity
      investments                                            337,280   348,447
    Sales of:
      Fixed maturity investments                             368,003   380,062
      Equity securities                                        9,148    30,678
      Subsidiaries                                            22,000      -
      Real estate, property and equipment                     43,456     4,810
    Cash and short-term investments of acquired
      (former) subsidiaries                                 (132,858)      259
    Decrease (increase) in other investments                    (171)    2,337
                                                            --------  --------
                                                            (368,188) (236,281)
                                                            --------  --------

Financing Activities:
    Fixed annuity receipts                                   271,827   251,100
    Annuity surrenders, benefits and withdrawals            (341,310) (387,667)
    Net transfers to variable annuity assets                  (1,368)  (34,150)
    Additional long-term borrowings                           78,868   110,172
    Reductions of long-term debt                             (83,192)  (26,981)
    Borrowings from AFG                                        7,600     4,500
    Payments to AFG                                          (53,500)  (52,313)
    Capital contribution                                       9,334     9,334
    Repurchases of trust preferred securities                   -       (1,427)
    Cash dividends paid                                       (2,886)   (2,886)
                                                            --------  --------
                                                            (114,627) (130,318)
                                                            --------  --------

Net Decrease in Cash and Short-term Investments             (153,480) (145,717)

Cash and short-term investments at beginning
    of period                                                437,263   389,018
                                                            --------  --------

Cash and short-term investments at end of period            $283,783  $243,301
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

      INVESTMENTS All fixed maturity securities are considered "available for sale" and reported at fair value with unrealized gains and losses reported as a separate component of shareholders' equity. Short-term investments are carried at cost; loans receivable are carried primarily at the aggregate unpaid balance. Premiums and discounts on mortgage-backed securities are amortized over a period based on estimated future principal prepayments and adjusted to reflect actual prepayments.

      Gains or losses on securities are determined on the specific identification basis. When a decline in the value of a specific investment is considered to be other than temporary, a provision for impairment is charged to earnings and the carrying value of that investment is reduced.

      INVESTMENT IN INVESTEE CORPORATIONS Investments in securities of 20%- to 50%-owned companies are generally carried at cost, adjusted for AFC's proportionate share of their undistributed earnings or losses.

      Due to Chiquita's announced intention to pursue a plan to restructure its public debt, AFC wrote down its investment in Chiquita common stock to market value at December 31, 2000. In 2001, AFC suspended accounting for the investment under the equity method due to the expected restructuring.

      COST IN EXCESS OF NET ASSETS ACQUIRED The excess of cost of subsidiaries over AFC's equity in the underlying net assets ("goodwill") is being amortized over periods of 20 to 40 years.

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

                       AMERICAN FINANCIAL CORPORATION 10-Q

            REINSURANCE In the normal course of business, AFC's insurance subsidiaries cede reinsurance to other companies to diversify risk and limit maximum loss arising from large claims. To the extent that any reinsuring companies are unable to meet obligations under agreements covering reinsurance ceded, AFC's insurance subsidiaries would remain liable. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. AFC's insurance subsidiaries report as assets (a) the estimated reinsurance recoverable on unpaid losses, including an estimate for losses incurred but not reported, and (b) amounts paid to reinsurers applicable to the unexpired terms of policies in force. AFC's insurance subsidiaries also assume reinsurance from other companies. Income on reinsurance assumed is recognized based on reports received from ceding companies.

            DEFERRED ACQUISITION COSTS Policy acquisition costs (principally commissions, premium taxes and other marketing and underwriting expenses) related to the production of new business are deferred ("DPAC"). For the property and casualty companies, DPAC is limited based upon recoverability without any consideration for anticipated investment income and is charged against income ratably over the terms of the related policies. DPAC related to annuities and universal life insurance products is amortized, with interest, in relation to the present value of expected gross profits on the policies. DPAC related to traditional life and health insurance is amortized over the expected premium paying period of the related policies, in proportion to the ratio of annual premium revenues to total anticipated premium revenues.

            UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES The net liabilities stated for unpaid claims and for expenses of investigation and adjustment of unpaid claims are based upon (a) the accumulation of case estimates for losses reported prior to the close of the accounting period on direct business written; (b) estimates received from ceding reinsurers and insurance pools and associations; (c) estimates of unreported losses based on past experience; (d) estimates based on experience of expenses for investigating and adjusting claims and (e) the current state of the law and coverage litigation. These liabilities are subject to the impact of changes in claim amounts and frequency and other factors. Changes in estimates of the liabilities for losses and loss adjustment expenses are reflected in the Statement of Earnings in the period in which determined.

      In response to a recent increase in asbestos and other environmental ("A&E") claims, AFC has begun a current review of such exposures. Any strengthening of reserves determined to be necessary will be recorded upon completion of the review. With the exception of the A&E claims, management believes that the liabilities for unpaid losses and loss adjustment expenses are adequate.

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

            POLICYHOLDER DIVIDENDS Dividends payable to policyholders are included in "Accounts payable, accrued expenses and other liabilities" and represent estimates of amounts payable on participating policies which share in favorable underwriting results. Estimates are accrued during the period in which premiums are earned. Changes in estimates are included in income in the period determined. Policyholder dividends do not become legal liabilities unless and until declared by the boards of directors of the insurance companies.

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

      AFC and many of its subsidiaries provide health care and life insurance benefits to eligible retirees. AFC also provides postemployment benefits to former or inactive employees (primarily those on disability) who were not deemed retired under other company plans. The projected future cost of providing these benefits is expensed over the period employees earn such benefits.

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

B.    SALE OF SUBSIDIARIES

      JAPANESE DIVISION In December 2000, AFC agreed to sell its Japanese property and casualty division to Mitsui Marine & Fire Insurance Company of America for $22 million in cash and recorded a $10.7 million pretax loss on the sale. Upon completion of the sale in March 2001, AFC realized an additional pretax loss of $1.6 million and deferred a gain of approximately $21 million on ceded insurance which is being recognized over the estimated settlement period (weighted average of 4 years) of the ceded claims. At the same time, a reinsurance agreement under which Great American Insurance ceded a portion of its pool of insurance to Mitsui was terminated. The Japanese division generated net written premiums of approximately $60 million per year to Great American while Great American ceded approximately $45 million per year to Mitsui.

      COMMERCIAL LINES DIVISION In 1998, AFC sold its Commercial lines division to Ohio Casualty Corporation. In August 2000, AFC received an additional payment of $25 million from Ohio Casualty based on retention and growth through May 2000 of the businesses sold. This earn-out was recognized as additional "gain on sale of subsidiary" in the second quarter of 2000.

                       AMERICAN FINANCIAL CORPORATION 10-Q

C. SEGMENTS OF OPERATIONS AFC's property and casualty group is engaged primarily in private passenger automobile and specialty insurance businesses. The Specialty group includes a highly diversified group of specialty business units. Some of the more significant areas are inland and ocean marine, California workers' compensation, agricultural-related coverages, executive and professional liability, fidelity and surety bonds, collateral protection, and umbrella and excess coverages. The Personal group writes nonstandard and preferred/standard private passenger auto and other personal insurance coverage. AFC's annuity, life and health business markets primarily retirement products as well as life and supplemental health insurance.

      The following table (in thousands) shows AFC's revenues and operating profit (loss) by significant business segment. Operating profit (loss) represents total revenues less operating expenses.

                                                Three months ended          Six months ended
                                                      June 30,                    June 30,
                                                -------------------     -----------------------
                                                     2001      2000          2001          2000
                                                     ----      ----          ----          ----
         Revenues (a)
         Property and casualty insurance:
           Premiums earned:
             Specialty                           $356,188  $307,388    $  672,495    $  582,211
             Personal                             322,629   316,333       650,261       613,646
             Other lines - primarily
               discontinued                           746      -            1,530             1
                                                 --------  --------    ----------    ----------
                                                  679,563   623,721     1,324,286     1,195,858
           Investment and other income            106,440   129,311       213,775       250,478
                                                 --------  --------     ---------    ----------
                                                  786,003   753,032     1,538,061     1,446,336
         Annuities, life and health (b)           202,562   195,945       419,592       383,282
         Other                                      6,395    10,681        10,803        14,305
                                                 --------  --------    ----------    ----------
                                                 $994,960  $959,658    $1,968,456    $1,843,923
                                                 ========  ========    ==========    ==========

         Operating Profit (Loss)
         Property and casualty insurance:
           Underwriting:
             Specialty                          ($  4,609)($ 14,680)  ($    6,839)  ($   25,178)
             Personal                             (35,795)  (26,392)      (63,577)      (37,325)
             Other lines - primarily
               discontinued                           654    (1,277)       (5,801)       (3,792)
                                                 --------  --------    ----------    ----------
                                                  (39,750)  (42,349)      (76,217)      (66,295)
           Investment and other income             69,147    93,482       144,349       178,007
                                                 --------  --------    ----------    ----------
                                                   29,397    51,133        68,132       111,712
         Annuities, life and health                17,335    (2,209)       47,458        25,305
         Other (c)                                (23,294)  (18,248)      (49,937)      (32,704)
                                                 --------  --------    ----------    ----------
                                                 $ 23,438  $ 30,676    $   65,653    $  104,313
                                                 ========  ========    ==========    ==========

         (a) Revenues include sales of products and services as well as other income earned by the respective segments.
         (b) Represents primarily investment income.
         (c) Includes holding company expenses.

                       AMERICAN FINANCIAL CORPORATION 10-Q

D. INVESTEE CORPORATIONS Investment in investee corporations reflects AFC's ownership of 24 million shares (33%) of Chiquita common stock. The market value of this investment was $24 million at December 31, 2000. Chiquita is a leading international marketer, producer and distributor of quality fresh fruits and vegetables and processed foods. Summarized financial information for Chiquita for the six months ended June 30, 2000, follows (in millions):

         Net Sales                                   $1,260
         Operating Income                               112
         Income before Extraordinary Item                46
         Extraordinary Gain on Debt Prepayment            2
         Net Income                                      48
         Net Income Attributed to Common Shares          39

      In January 2001, Chiquita announced a restructuring initiative that included discontinuing all interest and principal payments on its public debt. A restructuring is expected to result in the conversion of a significant portion of Chiquita's $862 million in public debt into common equity. Although the expected restructuring would not impact Chiquita's day-to-day operations, it would adversely affect the holders of its stock, including AFC.

      START-UP MANUFACTURING BUSINESSES Since 1998, AFC subsidiaries have made loans to two start-up manufacturing businesses which were previously owned by unrelated third-parties. During 2000, the former owners chose to forfeit their equity interests to AFC rather than invest additional capital. In the fourth quarter of 2000, AFC sold the equity interests to a group of employees for nominal cash consideration plus warrants to repurchase a significant ownership interest. Due to the absence of significant financial investment by the buyers relative to the amount of debt owed to AFC subsidiaries, the sale was not recognized as a divestiture for accounting purposes. Assets of the businesses transferred (approximately $55 million at June 30, 2001 and December 31, 2000) are included in other assets; liabilities of the businesses transferred (approximately $7 million at June 30, 2001 and December 31, 2000, after elimination of loans from AFC subsidiaries) are included in other liabilities. AFC's equity in the losses of these two companies ($2.3 million in the second quarter and $5.6 million in the first six months of
      2001) is included in investee losses in the statement of earnings.

E. PAYABLE TO AMERICAN FINANCIAL GROUP AFC has a reciprocal Master Credit Agreement with various AFG holding companies under which these companies make funds available to each other for general corporate purposes.

F.    LONG-TERM DEBT  The carrying value of long-term debt consisted of the following (in thousands):
                                                          June 30,  December 31,
                                                             2001          2000
                                                         --------     ---------
          Holding Companies:
             AFC notes payable under bank line           $197,000      $178,000
             APU 10-7/8% Subordinated Notes due May 2011   11,584        11,611
             Other                                         14,287        14,727
                                                         --------      --------

                                                         $222,871      $204,338
                                                         ========      ========
          Subsidiaries:
             GAFRI 6-7/8% Senior Notes due June 2008     $100,000      $100,000
             GAFRI notes payable under bank line           41,300        48,500
             Notes payable secured by real estate          16,569        31,201
             Other                                         14,786        15,386
                                                         --------      --------

                                                         $172,655      $195,087
                                                         ========      ========
                                       11

                       AMERICAN FINANCIAL CORPORATION 10-Q

      At June 30, 2001, sinking fund and other scheduled principal payments on debt for the balance of 2001 and the subsequent five years were as follows (in millions):
                      Holding
                    Companies     Subsidiaries       Total
                    ---------     ------------      ------
            2001      $   .9            $  .6       $  1.5
            2002       207.3              1.3        208.6
            2003         -                1.3          1.3
            2004         -               42.3         42.3
            2005         -               10.0         10.0
            2006         -                 .7           .7

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

G. MINORITY INTEREST Minority interest in AFC's balance sheet is comprised of the following (in thousands):
                                                         June 30,   December 31,
                                                            2001           2000
                                                        --------    -----------
          Interest of AFG (parent) and noncontrolling
            shareholders in subsidiaries' common stock  $299,953       $291,792
          Preferred securities issued by
            subsidiary trusts                            217,913        217,913
                                                        --------       --------

                                                        $517,866       $509,705
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

      The preferred securities consisted of the following (in thousands):

      Date of                                                June 30,     December 31,    Optional
      Issuance            Issue (Maturity Date)                 2001             2000     Redemption Dates
      -------------       ------------------------          --------      -----------     ----------------------------
      November 1996       GAFRI 9-1/4% TOPrS (2026)          $72,913          $72,913     On or after 11/7/2001
      March 1997          GAFRI 8-7/8% Pfd   (2027)           70,000           70,000     On or after 3/1/2007
      May 1997            GAFRI 7-1/4% ROPES (2041)           75,000           75,000     After 9/28/2001

      Until September 28, 2001, GAFRI's ROPES are senior unsecured obligations of GAFRI. On that date, the distribution rate on the ROPES will be reset to current market rates (not to exceed 8.8%) and the ROPES will become subordinate to GAFRI's senior indebtedness. Given the current interest rate environment for these types of securities, GAFRI expects to redeem its ROPES in September 2001 using borrowings under its bank line.

                       AMERICAN FINANCIAL CORPORATION 10-Q

      MINORITY INTEREST EXPENSE Minority interest expense is comprised of (in thousands):

                                                               Six months ended
                                                                    June 30,
                                                              ------------------
                                                                 2001       2000
                                                                 ----       ----
            Interest of AFG (parent) and noncontrolling
              shareholders in earnings of subsidiaries        $ 5,128    $ 5,367
            Accrued distributions by subsidiaries on trust
              issued preferred securities, net of tax           5,979      5,980
                                                              -------    -------

                                                              $11,107    $11,347
                                                              =======    =======

H. SHAREHOLDERS' EQUITY At June 30, 2001 and December 31, 2000, American Financial Group beneficially owned all of the outstanding shares of AFC's Common Stock.

      PREFERRED STOCK Under provisions of both the Nonvoting (4.0 million shares authorized) and Voting (4.0 million shares authorized) Cumulative Preferred Stock, the Board of Directors may divide the authorized stock into series and set specific terms and conditions of each series. At June 30 2001 and December 31, 2000, the outstanding voting shares of AFC's Preferred Stock consisted of the following:

              SERIES J, no par value; $25.00 liquidating value per share; annual dividends per share $2.00; redeemable at AFC's option at $25.75 per share beginning December 2005 declining to $25.00 at December 2007 and thereafter; 2,886,161 shares (stated value $72.2 million) outstanding at June 30, 2001 and December 31, 2000.

      The change in unrealized gain (loss) on marketable securities for the six months ended June 30 included the following (in millions):

                                                                            Minority
                                                       Pretax      Taxes    Interest      Net
                                                       ------      -----    --------     -----
                        2001
      ---------------------------------------
      Unrealized holding losses on securities
        arising during the period                      ($ 3.4)     $ 1.0       ($0.8)    ($ 3.2)
      Realized losses included in net income             33.3      (11.7)       (2.7)      18.9
                                                        -----      -----        ----      -----
      Change in unrealized gain on
        marketable securities, net                      $29.9     ($10.7)      ($3.5)     $15.7
                                                        =====      =====        ====      =====

                        2000
      ---------------------------------------
      Unrealized holding losses on securities
        arising during the period                     ($157.3)     $55.4        $6.7     ($95.2)
      Realized losses included in net income              5.3       (1.9)        (.3)       3.1
                                                       ------      -----        ----      -----
      Change in unrealized gain (loss) on
        marketable securities, net                    ($152.0)     $53.5        $6.4     ($92.1)
                                                       ======      =====        ====      =====

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

      ASBESTOS AND ENVIRONMENTAL RESERVES STUDY Throughout the property and casualty insurance industry, estimating ultimate liability for asbestos claims has become increasingly uncertain due to inconsistent court decisions, recent bankruptcy filings, novel theories of coverage, and judicial interpretations that often expand theories of recovery and broaden the scope of coverage. The casualty insurance industry as a whole is engaged in extensive litigation over these coverage and liability issues as the volume and severity of claims against asbestos defendants continue to increase. During the second quarter of 2001, AFC experienced an increase in the number and severity of these claims, which claims carry with them a likelihood for higher than previously established reserves for expected claim payments and settlement costs. While management presently does not have sufficient information to accurately quantify the level or range of any additional exposure, the additional costs of adjudicating or settling pending and future claims may materially exceed amounts currently established and may be material to the period in which they are recorded. Accordingly, AFC is undertaking a current review for asbestos and environmental exposures. Any resulting strengthening will be recorded upon completion of the review which is expected to take several months. At June 30, 2001, AFC had recorded $430 million (before reinsurance recoverables of $83 million) for various liability coverages related to these environmental, asbestos and other mass tort claims.

      IT INITIATIVE In 1999, AFC initiated an enterprise-wide project to study its information technology ("IT") resources, needs and opportunities. The initiative, involving improvements in physical infrastructure and business support systems, entails extensive effort and costs over a period of several years. While the costs precede the expected savings, management believes the benefits in efficiencies and effectiveness will exceed the costs incurred, all of which have been and will be funded through available working capital.

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

                       AMERICAN FINANCIAL CORPORATION 10-Q

                      Management's Discussion and Analysis
             of Financial Condition and Results of Operations - Continued

      o judicial decisions and rulings;
      o tax law changes;
      o levels of catastrophes and other major losses;
      o the actual amount of liabilities associated with certain environmental and asbestos-related insurance claims;
      o adequacy of loss reserves;
      o availability of reinsurance; and
      o competitive pressures, including the ability to obtain rate increases.

      Forward-looking statements speak only as of the date made. AFC undertakes no obligations to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

      LIQUIDITY AND CAPITAL RESOURCES

      RATIOS AFC's debt to total capital ratio at the parent holding company level (excluding amounts due AFG) was approximately 13% at June 30, 2001 and 12% at December 31, 2000. Including amounts due AFG, the ratio was 29% at June 30, 2001 and 31% at December 31, 2000.

      AFC's ratio of earnings to fixed charges, excluding and including preferred dividends, (on a total enterprise basis) was 2.12 and 1.96 for the first six months of 2001 and 2.02 and 1.87 for the entire year of 2000.

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

      AFC has a revolving credit agreement with several banks under which it can borrow up to $300 million. This credit line provides liquidity and can be used to obtain funds for operating subsidiaries or, if necessary, for the parent companies. At June 30, 2001, there was $197 million borrowed under the line.

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

      INVESTMENTS Approximately 92% of the fixed maturities held by AFC were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at June 30, 2001. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

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

                       AMERICAN FINANCIAL CORPORATION 10-Q

                      Management's Discussion and Analysis
             of Financial Condition and Results of Operations - Continued

      RESULTS OF OPERATIONS

      GENERAL Pretax operating earnings for the three months and six months ended June 30, 2001 were $23.4 million and $65.7 million, respectively, compared to $30.7 million and $104.3 million in the comparable 2000 periods. Results for the second quarter of 2000 include special litigation charges of $41.3 million, partially offset by a $25 million gain on the sale of a subsidiary. Excluding these items, pretax operating earnings declined as increased realized losses on securities and a decline in the Personal group's underwriting results more than offset improved Specialty group underwriting results.

      PROPERTY AND CASUALTY INSURANCE - UNDERWRITING AFC's property and casualty group consists of two major business groups: Specialty and Personal.

      The Specialty group includes a highly diversified group of business lines. Some of the more significant areas are inland and ocean marine, California workers' compensation, agricultural-related coverages, executive and professional liability, fidelity and surety bonds, collateral protection, and umbrella and excess coverages.

      The Personal group sells nonstandard and preferred/standard private passenger auto insurance and, to a lesser extent, homeowners' insurance. Nonstandard automobile insurance covers risk not typically accepted for standard automobile coverage because of an applicant's driving record, type of vehicle, age or other criteria.

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

                       AMERICAN FINANCIAL CORPORATION 10-Q

                      Management's Discussion and Analysis
             of Financial Condition and Results of Operations - Continued

      Net written premiums and combined ratios for AFC's property and casualty insurance subsidiaries were as follows (dollars in millions):

                                            Three months ended        Six months ended
                                                 June 30,                  June 30,
                                           -------------------      --------------------
                                                 2001     2000         2001         2000
                                                 ----     ----         ----         ----
             Net Written Premiums (GAAP)
             ---------------------------
               Specialty                       $393.8   $335.5     $  750.4(a)  $  633.2
               Personal                         252.0    348.1        622.5        697.9
                                               ------   ------     --------     --------
                                               $645.8   $683.6     $1,372.9     $1,331.1
                                               ======   ======     ========     ========

            Combined Ratios (GAAP) (b)
            ----------------------
               Specialty                        101.3%   104.7%       101.0%       104.2%
               Personal                         111.1    108.4        109.8        106.0
               Aggregate (including
                  discontinued lines)           105.9    106.8        105.7        105.5

            (a) Before a reduction of $29.7 million for unearned premium transfer related to the sale of the Japanese division.

            (b)    Combined ratios for the entire year of 2000 were:
                   Specialty - 107.9%, Personal - 108.6%, Aggregate - 108.0%.

      SPECIALTY The Specialty group's increase in net written premiums reflects the impact of rate increases implemented in 2000 and 2001 and the realization of growth opportunities in certain commercial markets. In its California workers' compensation business, AFC implemented rate increases in excess of 35% on renewals in the first half 2001. Rate increases implemented in the other specialty operations averaged 15% for the first six months of 2001. AFC expects these levels of rate increases to continue for the remainder of 2001. The improvement in the combined ratio compared to the 2000 periods reflects the impact of these rate increases. Excluding the California workers' compensation business, the Specialty group's combined ratio was 99.7% for the second quarter and 98.8% for the first six months of 2001.

      PERSONAL The Personal group's decline in net written premiums reflects a reinsurance agreement, effective April 1, 2001, under which AFC cedes 80% of the automobile physical damage business written by three of its insurance subsidiaries. This agreement enabled AFC to reallocate some of its capital to the more profitable specialty operations. Excluding the effect of this agreement, the Personal group's net written premiums declined approximately 11% for the second quarter and 3% for the six months as lower business volume more than offset the impact of significant rate increases. The increase in the combined ratio compared to the 2000 periods reflects unexpected loss development due to inadequate rates on policies written during 2000 and $4.1 million in second quarter 2001 storm losses, principally from Hurricane Allison and Midwest hailstorms. To further improve underwriting results, AFC implemented rate increases averaging 9% in the first six months of 2001 and expects rate increases to be at least 15% by the end of 2001.

      LIFE, ACCIDENT AND HEALTH PREMIUMS AND BENEFITS The increase in life, accident and health premiums and benefits is due primarily to the acquisition of blocks of supplemental health insurance business.

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

                                             Three months ended       Six months ended
                                                   June 30,               June 30,
                                             ------------------       ----------------
                                                2001       2000          2001     2000
                                                ----       ----          ----     ----
        Other income                           $29.4      $26.5         $61.4    $44.4
        Other operating and general expenses    16.6       17.0          31.6     31.3
        Interest charges on borrowed money        .6         .6           1.3      1.3
        Minority interest expense, net           1.4         .5           3.3       .7

      Other income includes net pretax gains on the sale of real estate assets of $9.3 million in the second quarter and $24.6 million in the first six months of 2001 compared to $4.6 million and $6.7 million for the 2000 periods.

      OTHER INCOME Excluding gains on the sale of real estate assets (discussed above), other income decreased $15.6 million (15%) in the first six months of 2001 due primarily to income from the sale of operating assets and lease residuals in the first quarter of 2000.

      REALIZED GAINS Realized capital gains have been an important part of the return on investments in marketable securities. Individual securities are sold creating gains and losses as market opportunities exist.

      Realized losses on securities includes the following provisions for other than temporary impairment: second quarter of 2001 and 2000 - $29.2 million and $2.5 million; six months of 2001 and 2000 - $37.2 million and $3.3 million, respectively.

      Under SFAS No. 133, which was adopted as of October 1, 2000, warrants to purchase common stock of publicly traded companies are generally considered derivatives and marked to market through current earnings as realized gains and losses. Realized losses on securities in 2001 includes gains of $3.2 million in the second quarter and $2.3 million in the first six months to adjust the carrying value of AFC's investment in warrants to market value.

      GAIN (LOSS) ON SALES OF SUBSIDIARIES In the first quarter of 2001, AFC recognized a $1.6 million pretax loss representing an adjustment to the fourth quarter 2000 loss recorded on the sale of its Japanese division. In the second quarter of 2000, AFC recognized a $25 million gain representing an earn-out related to the 1998 sale of its Commercial lines division.

      ANNUITY BENEFITS Annuity benefits reflect amounts accrued on annuity policyholders' funds accumulated. The majority of GAFRI's fixed rate annuity products permit GAFRI to change the crediting rate at any time (subject to minimum interest rate guarantees of 3% or 4% per annum). As a result, management has been able to react to changes in market interest rates and maintain a desired interest rate spread. In 2000, annuity benefits also includes a second quarter charge of $14.2 million related to the settlement of a policyholder class action lawsuit.

      GAFRI's equity-indexed fixed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. GAFRI attempts to mitigate the risk in the equity-based component of these products

                       AMERICAN FINANCIAL CORPORATION 10-Q

                      Management's Discussion and Analysis
             of Financial Condition and Results of Operations - Continued

      through the purchase of call options on the appropriate index. GAFRI's strategy is designed so that an increase in the liabilities due to an increase in the market index will be substantially offset by unrealized gains on the call options. Under SFAS No. 133, both the equity-based component of the annuities and the related call options are considered derivatives and marked to market through current earnings as annuity benefits. Adjusting these derivatives to market value had virtually no net effect on annuity benefits during the second quarter or the first six months of 2001.

      INTEREST EXPENSE Interest expense decreased $1.8 million (11%) in the second quarter of 2001 as lower average interest rates on AFC's variable rate debt and lower average subsidiary indebtedness more than offset higher average borrowings under the AFC bank line and the AFG Master Credit Agreement. The increase in interest expense for the six months reflects higher average indebtedness (including borrowings from AFG), partially offset by lower average interest rates on AFC's variable rate debt.

      OTHER OPERATING AND GENERAL EXPENSES Other operating and general expenses for 2000 include second quarter charges of $18.3 million related to the settlement of the policyholder class action lawsuit against a GAFRI subsidiary and $8.8 million for an adverse California Supreme Court ruling against an AFC property and casualty subsidiary. Excluding these litigation charges, other operating and general expenses increased $11.8 million (11%) in the second quarter and $23.6 million (12%) for the first six months of 2001 compared to 2000 due primarily to increased expenses associated with the IT initiative and slightly higher holding company expenses.

      INVESTEE CORPORATIONS For 2001, equity in earnings (losses) of investee corporations represents losses of two start-up manufacturing businesses. Equity in net earnings (losses) of investees in 2000 represents AFC's proportionate share of Chiquita's earnings. Due to Chiquita's restructuring plans, AFG suspended its use of equity accounting and reclassified its $24 million investment to "Other stocks" in the balance sheet at June 30, 2001.

      RECENT ACCOUNTING STANDARDS In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 141, business combinations initiated after June 30, 2001 are required to be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill will no longer be required to be amortized beginning January 1, 2002, but will be subject to an impairment test at least annually. A transitional test for impairment is required to be completed in 2002 with any resulting writedown reported during the first quarter as a cumulative effect of a change in accounting principle. Based on goodwill recorded at June 30, 2001, management expects that goodwill amortization in 2002 would have been approximately $15 million.

    ------------------------------------------------------------------------

                                     Item 3

             Quantitative and Qualitative Disclosure of Market Risk
             ------------------------------------------------------

      As of June 30, 2001, there were no material changes to the information provided in AFC's Form 10-K for 2000 under the caption "Exposure to Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                       AMERICAN FINANCIAL CORPORATION 10-Q
                                     PART II
                                OTHER INFORMATION


                                     Item 1

                                Legal Proceedings


Reference is made to MD&A - Asbestos and Environmental Reserves Study.


                                     Item 4

               Submission of Matters to a Vote of Security Holders

AFC's Annual Meeting of Shareholders was held on May 24, 2001; the only issue voted upon was the election of a Board of Directors. Approximately 95% of the total voting shares (Common and Preferred) were represented at the meeting. The votes cast for and those withheld are set forth below:

         Name                   For         Against    Withheld     Abstain
         ----                   ---         -------    --------     -------

   Theodore H. Emmerich      12,778,484       N/A       10,775        N/A
   James E. Evans            12,778,484       N/A       10,775        N/A
   Thomas M. Hunt            12,778,349       N/A       10,910        N/A
   Carl H. Lindner           12,777,707       N/A       11,552        N/A
   Carl H. Lindner III       12,778,166       N/A       11,093        N/A
   Keith E. Lindner          12,770,568       N/A       18,691        N/A
   S. Craig Lindner          12,770,568       N/A       18,691        N/A
   William R. Martin         12,778,484       N/A       10,775        N/A


--------------------
N/A - Not Applicable

                       AMERICAN FINANCIAL CORPORATION 10-Q
                                     PART II
                          OTHER INFORMATION - CONTINUED


                                     Item 6

                        Exhibits and Reports on Form 8-K


(a) Exhibit 10 - 2001 Annual Bonus Plan.

(b) Reports on Form 8-K:  none




    ------------------------------------------------------------------------



                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized.

                               American Financial Corporation




August 13, 2001                BY:   Fred J. Runk
                                     -----------------------------------
                                     Fred J. Runk
                                     Senior Vice President and Treasurer