Form 10-Q
period 2001-09-30
AMERICAN FINANCIAL CORP
filed 2001-11-14
CIK 5016

-----------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED                               COMMISSION FILE
SEPTEMBER 30, 2001                                           NO. 1-7361



                         AMERICAN FINANCIAL CORPORATION




INCORPORATED UNDER                                           IRS EMPLOYER I.D.
THE LAWS OF OHIO                                             NO. 31-0624874


                 ONE EAST FOURTH STREET, CINCINNATI, OHIO 45202
                                 (513) 579-2121






      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No


      As of November 1, 2001, there were 10,593,000 shares of the Registrant's Common Stock outstanding, all of which were owned by American Financial Group, Inc.

 -----------------------------------------------------------------------------









                                  Page 1 of 21
 -----------------------------------------------------------------------------

                       AMERICAN FINANCIAL CORPORATION 10-Q
                                     PART I
                              FINANCIAL INFORMATION

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                               September 30,    December 31,
                                                                       2001            2000
                                                               ------------     -----------
ASSETS:
   Cash and short-term investments                              $   488,957     $   437,263
   Investments:
     Fixed maturities - at market
       (amortized cost - $10,578,181 and $10,148,248)            10,914,781      10,164,648
     Other stocks - at market
       (cost - $185,890 and $174,959)                               304,990         385,359
     Investment in investee corporations                               -             23,996
     Policy loans                                                   214,797         213,469
     Real estate and other investments                              227,952         270,250
                                                                -----------     -----------
         Total investments                                       11,662,520      11,057,722

   Recoverables from reinsurers and prepaid
     reinsurance premiums                                         2,247,868       1,845,171
   Agents' balances and premiums receivable                         738,456         700,215
   Deferred acquisition costs                                       802,290         763,097
   Other receivables                                                297,163         239,806
   Variable annuity assets (separate accounts)                      453,780         533,655
   Prepaid expenses, deferred charges and other assets              532,490         508,163
   Cost in excess of net assets acquired                            319,468         322,380
                                                                -----------     -----------

                                                                $17,542,992     $16,407,472
                                                                ===========     ===========

LIABILITIES AND CAPITAL:
   Unpaid losses and loss adjustment expenses                   $ 4,887,388     $ 4,515,561
   Unearned premiums                                              1,598,200       1,414,492
   Annuity benefits accumulated                                   5,717,539       5,543,683
   Life, accident and health reserves                               614,708         599,360
   Payable to American Financial Group, Inc.                        379,786         439,371
   Long-term debt:
     Holding companies                                              231,540         204,338
     Subsidiaries                                                   252,110         195,087
   Variable annuity liabilities (separate accounts)                 453,780         533,655
   Accounts payable, accrued expenses and other
     liabilities                                                  1,401,782         998,104
                                                                -----------     -----------
         Total liabilities                                       15,536,833      14,443,651

   Minority interest                                                464,775         509,705

   Shareholders' Equity:
     Preferred Stock - at liquidation value                          72,154          72,154
     Common Stock, no par value
       - 20,000,000 shares authorized
       - 10,593,000 shares outstanding                                9,625           9,625
     Capital surplus                                                982,662         974,788
     Retained earnings                                              223,143         258,349
     Unrealized gain on marketable securities, net                  253,800         139,200
                                                                -----------     -----------
         Total shareholders' equity                               1,541,384       1,454,116
                                                                -----------     -----------

                                                                $17,542,992     $16,407,472
                                                                ===========     ===========

                       AMERICAN FINANCIAL CORPORATION 10-Q

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                    Three months ended                  Nine months ended
                                                        September 30,                       September 30,
                                              ----------------------------        ------------------------------
                                                     2001             2000                2001              2000
                                                     ----             ----                ----              ----
INCOME:
    Property and casualty insurance
      premiums                                 $  664,381       $  661,077          $1,988,667        $1,856,935
    Life, accident and health premiums             69,116           66,523             208,807           166,146
    Investment income                             216,060          211,218             643,301           630,185
    Realized gains (losses) on:
      Securities                                      (22)         (15,223)            (33,328)          (20,563)
      Subsidiaries                                  7,065           (5,962)              5,479            19,038
      Other investments                              -              27,230                -               27,230
    Other income                                   59,836           68,780             171,966           178,595
                                               ----------       ----------          ----------        ----------
                                                1,016,436        1,013,643           2,984,892         2,857,566

COSTS AND EXPENSES:
    Property and casualty insurance:
      Losses and loss adjustment expenses         626,642          562,308           1,649,269         1,463,456
      Commissions and other underwriting
        expenses                                  189,327          195,267             567,203           556,272
    Annuity benefits                               74,016           72,139             213,996           218,027
    Life, accident and health benefits             53,952           50,699             160,246           124,308
    Interest charges on borrowed money             14,236           18,313              47,886            50,411
    Other operating and general expenses          116,345          112,698             338,721           338,560
                                               ----------       ----------          ----------        ----------
                                                1,074,518        1,011,424           2,977,321         2,751,034
                                               ----------       ----------          ----------        ----------
Operating earnings (loss) before
  income taxes                                    (58,082)           2,219               7,571           106,532
Provision (credit) for income taxes               (20,581)          (1,010)             (1,282)           31,608
                                               ----------       ----------          ----------        ----------

Net operating earnings (loss)                     (37,501)           3,229               8,853            74,924
Minority interest expense, net of tax              (7,984)          (3,124)            (19,091)          (14,471)
Equity in net losses of investees,
  net of tax                                       (6,395)         (13,570)            (12,042)           (4,368)
                                               ----------       ----------          ----------        ----------
Earnings (loss) before cumulative
    effect of accounting change                   (51,880)         (13,465)            (22,280)           56,085
Cumulative effect of accounting change               -                -                (10,040)             -
                                               ----------       ----------          ----------        ----------

NET EARNINGS (LOSS)                           ($   51,880)     ($   13,465)        ($   32,320)       $   56,085
                                               ==========       ==========          ==========        ==========

                       AMERICAN FINANCIAL CORPORATION 10-Q

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                Common Stock                      Unrealized
                                                  Preferred      and Capital     Retained        Gain (Loss)
                                                      Stock          Surplus     Earnings      on Securities             Total
                                                  ---------     ------------     --------      -------------        ----------
BALANCE AT JANUARY 1, 2001                          $72,154         $984,413     $258,349           $139,200        $1,454,116

  Net earnings (loss)                                  -                -         (32,320)              -              (32,320)
  Change in unrealized                                 -                -            -               114,600           114,600
                                                                                                                    ----------
    Comprehensive income                                                                                                82,280

  Capital contribution from parent                     -               9,200         -                  -                9,200
  Dividends on Preferred Stock                         -                -          (2,886)              -               (2,886)
  Other                                                -              (1,326)        -                  -               (1,326)
                                                    -------         --------     --------           --------        ----------

BALANCE AT SEPTEMBER 30, 2001                       $72,154         $992,287     $223,143           $253,800        $1,541,384
                                                    =======         ========     ========           ========        ==========






BALANCE AT JANUARY 1, 2000                          $72,154         $970,407     $296,246          ($ 14,700)       $1,324,107

  Net earnings                                         -                -          56,085               -               56,085
  Change in unrealized                                 -                -            -                 5,900             5,900
                                                                                                                    ----------
    Comprehensive income                                                                                                61,985

  Capital contribution from parent                     -               9,200         -                  -                9,200
  Dividends on Preferred Stock                         -                -          (2,886)              -               (2,886)
  Other                                                -               1,512         -                  -                1,512
                                                    -------         --------     --------           --------        ----------

BALANCE AT SEPTEMBER 30, 2000                       $72,154         $981,119     $349,445          ($  8,800)       $1,393,918
                                                    =======         ========     ========           ========        ==========

                       AMERICAN FINANCIAL CORPORATION 10-Q

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 Nine months ended
                                                                    September 30,
                                                           -----------------------------
                                                                    2001            2000
                                                                    ----            ----
OPERATING ACTIVITIES:
    Net earnings (loss)                                      ($   32,320)     $   56,085
    Adjustments:
      Cumulative effect of accounting change                      10,040            -
      Equity in net losses of investees                           12,042           4,368
      Depreciation and amortization                              111,343          94,135
      Annuity benefits                                           213,996         218,027
      Realized (gains) losses on investing activities              1,106         (40,246)
      Deferred annuity and life policy acquisition costs        (111,377)       (106,844)
      Increase in reinsurance and other receivables             (383,034)        (57,246)
      Increase in other assets                                   (32,298)        (55,739)
      Increase in insurance claims and reserves                  589,761         286,781
      Increase (decrease) in other liabilities                   179,263          (9,271)
      Increase (decrease) in minority interest                     9,788            (376)
      Other, net                                                   4,398          10,588
                                                              ----------      ----------
                                                                 572,708         400,262
                                                              ----------      ----------
INVESTING ACTIVITIES:
    Purchases of and additional investments in:
      Fixed maturity investments                              (1,609,151)     (1,237,409)
      Equity securities                                           (5,556)        (22,547)
      Real estate, property and equipment                        (43,660)        (57,238)
    Maturities and redemptions of fixed maturity
      investments                                                579,916         465,637
    Sales of:
      Fixed maturity investments                                 666,593         651,578
      Equity securities                                           11,978          67,473
      Subsidiaries                                                40,395          35,000
      Real estate, property and equipment                         46,683           8,156
    Cash and short-term investments of acquired
      (former) subsidiaries                                     (134,237)       (131,880)
    Decrease (increase) in other investments                      (4,711)          8,695
                                                              ----------      ----------
                                                                (451,750)       (212,535)
                                                              ----------      ----------


FINANCING ACTIVITIES:
    Fixed annuity receipts                                       454,189         359,884
    Annuity surrenders, benefits and withdrawals                (482,997)       (564,454)
    Net transfers from (to) variable annuity assets                3,252         (44,305)
    Additional long-term borrowings                              185,668         131,341
    Reductions of long-term debt                                (102,067)       (133,343)
    Borrowings from AFG                                           14,077          10,500
    Payments to AFG                                              (77,500)        (78,413)
    Capital contribution                                          14,000          14,000
    Repurchases of trust preferred securities                    (75,000)         (1,427)
    Cash dividends paid                                           (2,886)         (2,886)
                                                              ----------      ----------
                                                                 (69,264)       (309,103)
                                                              ----------      ----------

NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS        51,694        (121,376)

Cash and short-term investments at beginning
    of period                                                    437,263         389,018
                                                              ----------      ----------

Cash and short-term investments at end of period              $  488,957      $  267,642
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

      Emerging Issues Task Force Issue No. 99-20 established a new standard for recognizing impairment of certain asset-backed investments. Impairment losses on these investments must be recognized when (i) the fair value of the security is less than its carrying value and (ii) there has been an adverse change in the expected cash flows. The new standard became effective on April 1, 2001. Impairment losses on initial application of this rule were recognized as the cumulative effect of an accounting change. Subsequent impairments are recognized as a component of net realized gains and losses.

      INVESTMENT IN INVESTEE CORPORATIONS Investments in securities of 20%- to 50%-owned companies are generally carried at cost, adjusted for AFC's proportionate share of their undistributed earnings or losses.

      Due to Chiquita's announced intention to pursue a plan to restructure its public debt, AFC wrote down its investment in Chiquita common stock to market value at December 31, 2000. In 2001, AFC suspended accounting for the investment under the equity method due to the expected restructuring, and reclassified the investment to "Other stocks".

      COST IN EXCESS OF NET ASSETS ACQUIRED The excess of cost of subsidiaries over AFC's equity in the underlying net assets ("goodwill") is being amortized over periods of 20 to 40 years.

                       AMERICAN FINANCIAL CORPORATION 10-Q

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

            LIFE, ACCIDENT AND HEALTH RESERVES Liabilities for future policy benefits under traditional life, accident and health policies are computed using the net level premium method. Computations are based on anticipated investment yield, mortality, morbidity and surrenders and include provisions for unfavorable deviations. Reserves established for accident and health claims are modified as necessary to reflect actual experience and developing trends.
                                        7

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

B.    SALE OF SUBSIDIARIES

      SEVEN HILLS INSURANCE COMPANY In July 2001, AFC sold Seven Hills Insurance Company for $18.4 million, realizing a pretax gain of $7.1 million. As a part of the sale, AFC assumed all liability for Seven Hills' business prior to the date of the sale.

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

      STONEWALL INSURANCE COMPANY In September 2000, AFC sold Stonewall Insurance Company, realizing a pretax loss of $6 million. AFC recognized an additional pretax loss of $4.3 million in the fourth quarter of 2000 as a result of post-closing adjustments. Stonewall was a non-operating property and casualty subsidiary with approximately $320 million in assets, engaged primarily in the run-off of approximately $170 million in asbestos and environmental liabilities associated with policies written through 1991.

                       AMERICAN FINANCIAL CORPORATION 10-Q

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

                                                                Three months ended                 Nine months ended
                                                                  September 30,                      September 30,
                                                           -------------------------          ---------------------------
                                                                  2001          2000                 2001            2000
                                                                  ----          ----                 ----            ----
         REVENUES (a)
         Property and casualty insurance:
           Premiums earned:
             Specialty                                      $  390,254    $  334,846           $1,062,749      $  917,057
             Personal                                          273,905       326,591              924,166         940,237
             Other lines - primarily
               discontinued                                        222          (360)               1,752            (359)
                                                            ----------    ----------           ----------      ----------
                                                               664,381       661,077            1,988,667       1,856,935
           Investment and other income                         117,233        98,703              331,008         349,181
                                                            ----------    ----------           ----------      ----------
                                                               781,614       759,780            2,319,675       2,206,116
         Annuities, life and health (b)                        228,044       235,862              647,636         619,144
         Other                                                   6,778        18,001               17,581          32,306
                                                            ----------    ----------           ----------      ----------
                                                            $1,016,436    $1,013,643           $2,984,892      $2,857,566
                                                            ==========    ==========           ==========      ==========

         OPERATING PROFIT (LOSS)
         Property and casualty insurance:
           Underwriting:
             Specialty                                     ($   32,119)  ($   56,580)         ($   38,958)    ($   81,758)
             Personal                                          (21,104)      (34,704)             (84,681)        (72,029)
             Other lines (c)                                   (98,365)       (5,214)            (104,166)         (9,006)
                                                            ----------    ----------           ----------      ----------
                                                              (151,588)      (96,498)            (227,805)       (162,793)
           Investment and other income                          73,115        57,450              217,464         235,457
                                                            ----------    ----------           ----------      ----------
                                                               (78,473)      (39,048)             (10,341)         72,664
         Annuities, life and health                             36,959        50,501               84,417          75,806
         Other (d)                                             (16,568)       (9,234)             (66,505)        (41,938)
                                                            ----------    ----------           ----------      ----------
                                                           ($   58,082)   $    2,219           $    7,571      $  106,532
                                                            ==========    ==========           ==========      ==========

         (a) Revenues include sales of products and services as well as other income earned by the respective segments.
         (b)    Represents primarily investment income.
         (c) Represents primarily losses related to asbestos and other environmental matters ("A&E")
         (d)    Includes holding company expenses.

                       AMERICAN FINANCIAL CORPORATION 10-Q

D. INVESTEE CORPORATIONS Investment in investee corporations at December 31, 2000, reflects AFC's ownership of 24 million shares (33%) of Chiquita common stock. The market value of this investment was $24 million at December 31, 2000. Chiquita is a leading international marketer, producer and distributor of quality fresh fruits and vegetables and processed foods. Summarized financial information for Chiquita for the nine months ended September 30, 2000, follows (in millions):

         Net Sales                                $1,725
         Operating Income                             88
         Net Loss                                     (6)

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

      START-UP MANUFACTURING BUSINESSES Since 1998, AFC subsidiaries have made loans to two start-up manufacturing businesses which were previously owned by unrelated third-parties. During 2000, the former owners chose to forfeit their equity interests to AFC rather than invest additional capital. In the fourth quarter of 2000, AFC sold the equity interests to a group of employees for nominal cash consideration plus warrants to repurchase a significant ownership interest. Due to the absence of significant financial investment by the buyers relative to the amount of debt owed to AFC subsidiaries, the sale was not recognized as a divestiture for accounting purposes. Assets of the businesses transferred (approximately $55 million at September 30, 2001 and December 31, 2000) are included in other assets; liabilities of the businesses transferred (approximately $9 million at September 30, 2001 and $7 million at December 31, 2000, after elimination of loans from AFC subsidiaries) are included in other liabilities. AFC's equity in the losses of these two companies ($6.4 million in the third quarter and $12.0 million in the first nine months of 2001) is included in investee losses in the Statement of Operations. One of the businesses is involved in litigation impacting its operations; see "Investee Corporations" in Management's Discussion and Analysis.

E. PAYABLE TO AMERICAN FINANCIAL GROUP AFC has a reciprocal Master Credit Agreement with various AFG holding companies under which these companies make funds available to each other for general corporate purposes.

F. LONG-TERM DEBT The carrying value of long-term debt consisted of the following (in thousands):

                                                               September 30,   December 31,
                                                                       2001           2000
                                                               ------------    -----------
            HOLDING COMPANIES:
               AFC notes payable under bank line                   $206,000       $178,000
               APU 10-7/8% Subordinated Notes due May 2011           11,570         11,611
               Other                                                 13,970         14,727
                                                                   --------       --------

                                                                   $231,540       $204,338
                                                                   ========       ========
            SUBSIDIARIES:
               GAFRI 6-7/8% Senior Notes due June 2008             $100,000       $100,000
               GAFRI notes payable under bank line                  121,100         48,500
               Notes payable secured by real estate                  16,500         31,201
               Other                                                 14,510         15,386
                                                                   --------       --------

                                                                   $252,110       $195,087
                                                                   ========       ========

                       AMERICAN FINANCIAL CORPORATION 10-Q

      At September 30, 2001, sinking fund and other scheduled principal payments on debt for the balance of 2001 and the subsequent five years were as follows (in millions):

                     Holding
                   Companies   Subsidiaries      Total
            2001      $   .5         $   .3     $   .8
            2002       216.5            1.3      217.8
            2003         -              1.3        1.3
            2004         -            122.1      122.1
            2005         -             10.0       10.0
            2006         -               .7         .7

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

G. MINORITY INTEREST Minority interest in AFC's balance sheet is comprised of the following (in thousands):

                                                               September 30,         December 31,
                                                                       2001                 2000
                                                               ------------          -----------
            Interest of AFG (parent) and noncontrolling
              shareholders in subsidiaries' common stock           $321,862             $291,792
            Preferred securities issued by
              subsidiary trusts                                     142,913              217,913
                                                                   --------             --------

                                                                   $464,775             $509,705
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

      The preferred securities consisted of the following (in thousands):


      Date of                                   September 30,     December 31,    Optional
      Issuance       Issue (Maturity Date)              2001             2000     Redemption Dates
      -------------  ------------------------   ------------      -----------     ---------------------
      November 1996  GAFRI 9-1/4% TOPrS (2026)       $72,913          $72,913     On or after 11/7/2001
      March 1997     GAFRI 8-7/8% Pfd   (2027)        70,000           70,000     On or after 3/1/2007
      May 1997       GAFRI 7-1/4% ROPES (2041)          -              75,000

      On September 28, 2001, GAFRI redeemed its ROPES for $75 million in cash.

                       AMERICAN FINANCIAL CORPORATION 10-Q

      MINORITY INTEREST EXPENSE Minority interest expense is comprised of (in thousands):
                                                             Nine months ended
                                                                September 30,
                                                          ---------------------
                                                                2001       2000
                                                                ----       ----
            Interest of AFG (parent) and noncontrolling
              shareholders in earnings of subsidiaries       $10,122    $ 5,508
            Accrued distributions by subsidiaries
              on trust issued preferred securities,
                net of tax                                     8,969      8,963
                                                             -------    -------
                                                             $19,091    $14,471
                                                             =======    =======

H. SHAREHOLDERS' EQUITY At September 30, 2001 and December 31, 2000, American Financial Group beneficially owned all of the outstanding shares of AFC's Common Stock.

      PREFERRED STOCK Under provisions of both the Nonvoting (4.0 million shares authorized) and Voting (4.0 million shares authorized) Cumulative Preferred Stock, the Board of Directors may divide the authorized stock into series and set specific terms and conditions of each series. At September 30, 2001 and December 31, 2000, the outstanding voting shares of AFC's Preferred Stock consisted of the following:

            SERIES J, no par value; $25.00 liquidating value per share; annual dividends per share $2.00; redeemable at AFC's option at $25.75 per share beginning December 2005 declining to $25.00 at December 2007 and thereafter; 2,886,161 shares (stated value $72.2 million) outstanding at September 30, 2001 and December 31, 2000.

      UNREALIZED GAIN ON MARKETABLE SECURITIES The change in unrealized gain
      (loss) on marketable securities for the nine months ended September 30 included the following (in millions):

                                                                                 Minority
                                                           Pretax      Taxes     Interest      Net
                                                           ------      -----     --------     -----
                          2001
-----------------------------------------------------
      Unrealized holding gains on securities
        arising during the period                          $175.4     ($60.9)     ($19.2)    $ 95.3
      Realized losses included in net income and
        unrealized gains of subsidiary sold                  33.1      (11.6)       (2.2)      19.3
                                                           ------      -----       -----     ------
      Change in unrealized gain on
        marketable securities, net                         $208.5     ($72.5)     ($21.4)    $114.6
                                                           ======      =====       =====     ======

                          2000
-----------------------------------------------------
      Unrealized holding losses on securities
        arising during the period                          ($ 9.9)     $ 4.3       ($3.0)    ($ 8.6)
      Realized losses included in net income and
        unrealized losses of subsidiary sold                 25.2       (8.8)       (1.9)      14.5
                                                            -----      -----        ----      -----
      Change in unrealized gain (loss) on
        marketable securities, net                          $15.3     ($ 4.5)      ($4.9)     $ 5.9
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

      LIQUIDITY AND CAPITAL RESOURCES

      RATIOS AFC's debt to total capital ratio at the parent holding company level (excluding amounts due AFG) was approximately 13% at September 30, 2001 and 12% at December 31, 2000. Including amounts due AFG, the ratio was 28% at September 30, 2001 and 31% at December 31, 2000.

                       AMERICAN FINANCIAL CORPORATION 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

      AFC's ratio of earnings to fixed charges, excluding and including preferred dividends, (on a total enterprise basis) was .91 and .86 for the first nine months of 2001 and 2.02 and 1.87 for the entire year of 2000. Due primarily to the $100 million strengthening of asbestos and environmental reserves in the third quarter, fixed charges exceeded earnings by $6 million ($11 million including preferred dividends) during the first nine months of 2001.

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

      AFC has a revolving credit agreement with several banks under which it can borrow up to $300 million. This credit line provides liquidity and can be used to obtain funds for operating subsidiaries or, if necessary, for the parent companies. At September 30, 2001, there was $206 million borrowed under the line.

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

      INVESTMENTS Approximately 93% of the fixed maturities held by AFC were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at September 30, 2001. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

      AFC's equity securities are concentrated in a relatively limited number of major positions. This approach allows management to more closely monitor the companies and the industries in which they operate.

      RESULTS OF OPERATIONS

      GENERAL AFC had a pretax operating loss of $58.1 million for the third quarter and operating earnings of $7.6 million for the nine months ended September 30, 2001, compared to earnings of $2.2 million and $106.5 million in the comparable 2000 periods. Results for the third quarter of 2001 include a $100 million asbestos and environmental charge and losses of $25 million resulting from the World Trade Center terrorist attack. Results for 2000 include a third quarter charge of $35 million for reserve strengthening in the California workers' compensation business and special litigation charges of $41 million recorded in the second quarter. Results for the first nine months of 2001 include realized losses of $27.8 million compared to gains of $25.7 million in the comparable 2000 period.

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

      Net written premiums and combined ratios for AFC's property and casualty insurance subsidiaries were as follows (dollars in millions):

                                               Three months ended         Nine months ended
                                                  September 30,              September 30,
                                           ----------------------     ------------------------
                                                  2001       2000         2001            2000
                                                  ----       ----         ----            ----
            NET WRITTEN PREMIUMS (GAAP)
               Specialty                       $417.3      $341.7     $1,167.7(a)     $  974.9
               Personal                         190.6       299.4        813.1           997.3
               Other lines                        -           (.3)         -               (.3)
                                               ------      ------     --------        --------
                                               $607.9      $640.8     $1,980.8        $1,971.9
                                               ======      ======     ========        ========

            COMBINED RATIOS (GAAP) (b)
               Specialty (c)                    108.3%      116.8%       103.7%          108.9%
               Personal                         107.7       110.6        109.2           107.6
               Aggregate (including
                  discontinued lines) (d)       122.8       114.7        111.4           108.8

            (a) Before a reduction of $29.7 million for unearned premium transfer related to the sale of the Japanese division.
            (b)  Combined ratios for the entire year of 2000 were:
                 Specialty - 107.9%, Personal - 108.6%, Aggregate - 108.0%.
            (c) Includes 6.5% and 2.3% for the three and nine month periods of 2001 relating to the attack on the World Trade Center.
            (d)  Includes an aggregate of 18.8% and 6.2% for the three and nine month periods of 2001 relating to the A&E charge and the attack on the World Trade Center.
                                       16

                       AMERICAN FINANCIAL CORPORATION 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

      ASBESTOS AND ENVIRONMENTAL RESERVES CHARGE Throughout the property and casualty insurance industry, estimating ultimate liability for asbestos claims has become increasingly uncertain due to inconsistent court decisions, recent bankruptcy filings, novel theories of coverage, and judicial interpretations that often expand theories of recovery and broaden the scope of coverage. The casualty insurance industry as a whole is engaged in extensive litigation over these coverage and liability issues as the volume and severity of claims against asbestos defendants continue to increase.

      In October 2001, AFC completed a comprehensive study of its A&E reserves. This study was initiated after experiencing an increase in the number and severity of asbestos claims during the second quarter of 2001 and observing the developments of adverse trends in the property and casualty insurance industry concerning asbestos losses. As a result, AFC recorded a third quarter charge of $100 million. This charge, accompanied by a transfer of $36 million from excess reserves for other environmental claims, resulted in an increase of $136 million in asbestos reserves. At September 30, 2001, A&E reserves were $554 million (before deducting reinsurance recoverables of $119 million).

      While management believes that the reserves, as strengthened, are a reasonable estimate of ultimate liability for A&E claims, actual results may vary materially from the amount currently recorded due to uncertainties such as insureds seeking bankruptcy protection, predicting the number of future claims, the ability of claimants who exhibit no signs of illness to successfully pursue claims, and the potential for allocation of liability among insurers.

      Further, certain policyholders assert that their claims are not subject to aggregate limits on coverage because either their policies failed to contain aggregate limits with respect to products liability coverage or, faced with exhaustion of products coverage limits, their asbestos claims fall within non-products liability coverage which is not subject to any aggregate limit. These claims are now being contested in insurance coverage litigation in various jurisdictions. In rejecting the claims that are the basis of this litigation, AFC believes its coverage defenses are substantial and intends to continue to vigorously defend its position. Nonetheless, such claims may have a material adverse effect upon AFC if resolved unfavorably.

      SPECIALTY The Specialty group's increase in net written premiums reflects the impact of rate increases implemented in 2000 and 2001 and the realization of growth opportunities in certain commercial markets. Through the first nine months of this year, rate increases in the California worker's compensation business have been in excess of 35% and have averaged over 17% in the other specialty operations. AFC expects these levels of rate increases to continue for the remainder of 2001. The improvement in the combined ratio compared to the 2000 periods reflects the impact of these rate increases. Excluding the effect of the attack on the World Trade Center, the Specialty group's combined ratio improved to 101.8% for the third quarter and 101.4% for the first nine months of 2001.

      PERSONAL The Personal group's decline in net written premiums reflects a reinsurance agreement, effective April 1, 2001, under which AFC cedes 90% of the automobile physical damage business written by certain of its insurance subsidiaries. This agreement is enabling AFC to reallocate some of its capital to the more profitable specialty operations. Excluding the effect of this agreement, the Personal group's net written premiums declined slightly for the third quarter and nine months as lower business volume was partially offset by the impact of significant rate increases. Through the first nine months of 2001, the group has implemented rate increases of 12%. As a result, the combined ratio improved to 107.7% for the third quarter of 2001.
                                       17

                       AMERICAN FINANCIAL CORPORATION 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

      LIFE, ACCIDENT AND HEALTH PREMIUMS AND BENEFITS The increase in life, accident and health premiums and benefits for the nine months is due primarily to the acquisition of a block of supplemental health insurance business in 2000.

      REAL ESTATE OPERATIONS AFC's subsidiaries are engaged in a variety of real estate operations including hotels, apartments, office buildings and recreational facilities; they also own several parcels of land. Revenues and expenses of these operations, including gains and losses on disposal, are included in AFC's statement of earnings as shown below (in millions).

                                                   Three months ended      Nine months ended
                                                     September 30,            September 30,
                                                  -------------------     -------------------
                                                         2001    2000          2001      2000
                                                         ----    ----          ----      ----
        Other income                                   $24.3    $26.8         $85.7     $71.2
        Other operating and general expenses            17.9     18.5          49.5      49.8
        Interest charges on borrowed money                .3       .6           1.6       1.9
        Minority interest expense, net                    .5       .7           3.8       1.9

      Other income includes net pretax gains on the sale of real estate assets of $2.0 million in the third quarter and $26.6 million in the first nine months of 2001 compared to $.8 million and $7.5 million for the 2000 periods.

      OTHER INCOME Excluding gains on the sale of real estate assets (discussed above), other income decreased $25.8 million (15%) in the first nine months of 2001 due primarily to income of $11.2 million from the sale of certain lease rights in the third quarter of 2000 and income from the sale of operating assets and lease residuals in the first quarter of 2000.

      REALIZED GAINS Realized capital gains have been an important part of the return on investments. Individual assets are sold creating gains and losses as market opportunities exist.

      GAINS (LOSSES) ON SECURITIES In addition to gains (losses) on sales of securities, provisions for other than temporary impairment of securities still held are included as follows: third quarter of 2001 and 2000 - $22.9 million and $6.6 million; nine months of 2001 and 2000 - $60.1 million and $9.9 million, respectively. The provisions for the 2001 periods include $8 million for the write-down of AFC's investment in Chiquita from $1.00 per share to $.67 per share.

      Under SFAS No. 133, which was adopted as of October 1, 2000, warrants to purchase common stock of publicly traded companies are generally considered derivatives and marked to market through current earnings as realized gains and losses. Realized losses on securities in 2001 includes gains of $60,000 in the third quarter and $2.4 million in the first nine months to adjust the carrying value of AFC's investment in warrants to market value.

      GAIN (LOSS) ON SUBSIDIARIES Gain (loss) on sales of subsidiaries in 2001 includes a third quarter pretax gain of $7.1 on the sale of Seven Hills Insurance Company and a first quarter pretax loss of $1.6 million representing an adjustment to the fourth quarter 2000 loss recorded on the sale of the Japanese division. In 2000, AFC recognized a $25 million gain in the second quarter representing an earn-out related to the 1998 sale of its Commercial lines division and a $6 million loss in the third quarter on the sale of Stonewall Insurance Company.

                       AMERICAN FINANCIAL CORPORATION 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

      GAIN ON OTHER INVESTMENTS In September 2000, GAFRI realized a $27.2 million pretax gain on the sale of its minority ownership in a company engaged in the production of ethanol.

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

      GAFRI's equity-indexed fixed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. GAFRI attempts to mitigate the risk in the equity-based component of these products through the purchase of call options on the appropriate index. GAFRI's strategy is designed so that an increase in the liabilities due to an increase in the market index will be substantially offset by unrealized gains on the call options. Under SFAS No. 133, both the equity-based component of the annuities and the related call options are considered derivatives and marked to market through current earnings as annuity benefits. Adjusting these derivatives to market value had a net effect of less than $1 million on annuity benefits during the third quarter or the first nine months of 2001.

      INTEREST EXPENSE Interest expense for the third quarter and nine months of 2001 decreased compared to 2000 as lower average interest rates on AFC's variable rate debt and lower average subsidiary indebtedness more than offset higher average borrowings under the AFC bank line.

      OTHER OPERATING AND GENERAL EXPENSES Other operating and general expenses for 2000 include second quarter charges of $18.3 million related to the settlement of the policyholder class action lawsuit against a GAFRI subsidiary and $8.8 million for an adverse California Supreme Court ruling against an AFC property and casualty subsidiary. Excluding these litigation charges, other operating and general expenses increased $21 million (7%) for the first nine months of 2001 compared to 2000 due primarily to increased expenses associated with the IT initiative and slightly higher holding company expenses.

      INVESTEE CORPORATIONS Equity in losses of investee corporations in 2001 represents losses of two start-up manufacturing businesses (see Note D). Investee losses in 2001 include a third quarter judgement of $2.7 million against one of the companies for the misappropriation of a trade secret and the infringement of a patent. In November 2001, an injunction was issued which would prohibit the company from using the equipment which was the subject of the trade secret claim and effectively close the plant. The injunction was subsequently modified, pending appeal, to permit operations to continue and require certain escrow payments. If the investee is unsuccessful in its attempt to have the injunction lifted or further modified, a substantial portion of AFC's investment ($35 million as of November 1, 2001), may be written off.

      Equity in net losses of investees in 2000 represents AFC's proportionate share of Chiquita's earnings. Due to Chiquita's restructuring plans, AFC suspended its use of equity accounting in 2001.

                       AMERICAN FINANCIAL CORPORATION 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

      CUMULATIVE EFFECT OF ACCOUNTING CHANGE The cumulative effect of accounting change represents the implementation of a new accounting standard (EITF 99-20) which resulted in a pretax write-down of $16.9 million ($10 million after-tax and minority interest) of the carrying value of certain collateralized debt obligations as of April 1, 2001.

      RECENT ACCOUNTING STANDARDS In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 141, business combinations initiated after June 30, 2001 are required to be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill will no longer be required to be amortized beginning January 1, 2002, but will be subject to an impairment test at least annually. A transitional test for impairment is required to be completed in 2002 with any resulting writedown reported during the first quarter as a cumulative effect of a change in accounting principle. Based on current levels of goodwill, amortization is approximately $3.5 million per quarter.


  ---------------------------------------------------------------------------

                                     ITEM 3

             QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

      As of September 30, 2001, there were no material changes to the information provided in AFC's Form 10-K for 2000 under the caption "Exposure to Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                       AMERICAN FINANCIAL CORPORATION 10-Q
                                     PART II
                          OTHER INFORMATION - CONTINUED


                                     ITEM 6

                        EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits: none

(b) Reports on Form 8-K:  none





-------------------------------------------------------------------------------



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized.

                                   American Financial Corporation




November 14, 2001                  BY:   FRED J. RUNK
                                         -----------------------------------
                                         Fred J. Runk
                                         Senior Vice President and Treasurer