Form 10-K405
period 2001-12-31
AMERICAN FINANCIAL CORP
filed 2002-04-01
CIK 5016

-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED                               COMMISSION FILE
DECEMBER 31, 2001                                       NO. 1-7361


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

OTHER SECURITIES FOR WHICH REPORTS ARE SUBMITTED PURSUANT TO SECTION 15(D) OF THE ACT: None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and need not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 1, 2002, there were 10,593,000 shares of the Registrant's Common Stock outstanding, all of which were owned by American Financial Group, Inc. At that date there were 2,886,161 shares of Series J Voting Preferred Stock outstanding (all of which were owned by non-affiliates). The aggregate market value of the Preferred Stock at that date was approximately $67.8 million.

                                  -------------
                      DOCUMENTS INCORPORATED BY REFERENCE:
      Proxy Statement for the 2002 Annual Meeting of Shareholders (portions of which are incorporated by reference into Part III hereof).
-------------------------------------------------------------------------------

                         AMERICAN FINANCIAL CORPORATION

                             INDEX TO ANNUAL REPORT

                                  ON FORM 10-K


                                                                       PAGE
PART I                                                                 ----
  Item  1 - Business:
                      Introduction                                        1
                      Property and Casualty Insurance Operations          1
                      Annuity and Life Operations                        13
                      Other Companies                                    16
                      Investment Portfolio                               17
                      Foreign Operations                                 18
                      Regulation                                         18
  Item  2 - Properties                                                   19
  Item  3 - Legal Proceedings                                            20
  Item  4 - Submission of Matters to a Vote of Security Holders         (a)


PART II
  Item  5 - Market for Registrant's Common Equity and Related
                      Stockholder Matters                                22
  Item  6 - Selected Financial Data                                      23
  Item  7 - Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                24
  Item 7A - Quantitative and Qualitative Disclosures About
                      Market Risk                                        35
  Item  8 - Financial Statements and Supplementary Data                  35
  Item  9 - Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure               (a)


PART III
  Item 10 - Directors and Executive Officers of the Registrant           35
  Item 11 - Executive Compensation                                       35
  Item 12 - Security Ownership of Certain Beneficial Owners
                      and Management                                     35
  Item 13 - Certain Relationships and Related Transactions               35


PART IV
  Item 14 - Exhibits, Financial Statement Schedules and
                      Reports on Form 8-K                               S-1


    (a)    The response to this Item is "none".

-------------------------------------------------------------------------------

                         AMERICAN FINANCIAL CORPORATION

                           FORWARD-LOOKING STATEMENTS


THIS FORM 10-K, CHIEFLY IN ITEMS 1, 3, 5, 7 AND 8, CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO NUMEROUS ASSUMPTIONS, RISKS OR UNCERTAINTIES. THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS. SOME OF THE FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES", "EXPECTS", "MAY", "WILL", "SHOULD", "SEEKS", "INTENDS", "PLANS", "ESTIMATES", "ANTICIPATES" OR THE NEGATIVE VERSION OF THOSE WORDS OR OTHER COMPARABLE TERMINOLOGY. EXAMPLES OF SUCH FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS RELATING TO: EXPECTATIONS CONCERNING MARKET AND OTHER CONDITIONS AND THEIR EFFECT ON FUTURE PREMIUMS, REVENUES, EARNINGS AND INVESTMENT ACTIVITIES; EXPECTED LOSSES AND THE ADEQUACY OF RESERVES FOR ASBESTOS, ENVIRONMENTAL POLLUTION AND MASS TORT CLAIMS; RATE INCREASES, IMPROVED LOSS EXPERIENCE AND EXPECTED EXPENSE SAVINGS RESULTING FROM RECENT INITIATIVES.

ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS FOR A VARIETY OF FACTORS INCLUDING:

  o CHANGES IN ECONOMIC CONDITIONS, INCLUDING INTEREST RATES, PERFORMANCE OF SECURITIES MARKETS, AND THE AVAILABILITY OF CAPITAL;
  o  REGULATORY ACTIONS;
  o  CHANGES IN LEGAL ENVIRONMENT;
  o  TAX LAW CHANGES;
  o  LEVELS OF CATASTROPHES AND OTHER MAJOR LOSSES;
  o THE ULTIMATE AMOUNT OF LIABILITIES ASSOCIATED WITH CERTAIN ASBESTOS AND ENVIRONMENTAL-RELATED INSURANCE CLAIMS;
  o  ADEQUACY OF LOSS RESERVES;
  o AVAILABILITY OF REINSURANCE AND ABILITY OF REINSURERS TO PAY THEIR OBLIGATIONS; AND
  o  COMPETITIVE PRESSURES, INCLUDING THE ABILITY TO OBTAIN RATE INCREASES.

THE FORWARD-LOOKING STATEMENTS HEREIN ARE MADE ONLY AS OF THE DATE OF THIS REPORT. THE COMPANY ASSUMES NO OBLIGATION TO PUBLICLY UPDATE ANY FORWARD-LOOKING STATEMENTS.

                                     PART I

                                     ITEM 1

                                    BUSINESS


PLEASE REFER TO "FORWARD-LOOKING STATEMENTS" FOLLOWING THE INDEX IN FRONT OF THIS FORM 10-K.

INTRODUCTION

       American Financial Corporation ("AFC") is a holding company which, through its subsidiaries, is engaged primarily in specialty and private passenger automobile insurance businesses and in the sale of tax-deferred annuities and certain life and supplemental health insurance products. AFC's property and casualty operations originated in the 1800's and make up one of the twenty-five largest property and casualty groups in the United States based on statutory net premiums written. AFC was incorporated as an Ohio corporation in 1955. Its address is One East Fourth Street, Cincinnati, Ohio 45202; its phone number is (513) 579-2121. At December 31, 2001, all of the outstanding Common Stock of AFC was owned by American Financial Group, Inc. ("AFG").

       Over the years, AFC and its predecessors have owned, operated, and invested in businesses in a variety of industries and geographic areas, culminating in today's group of insurance companies. Generally, AFG's interests have been in the following areas: insurance, savings and loan, leasing, banking, real estate, communications/ entertainment and food distribution. A small number of opportunistic investments have been made in troubled and other undervalued assets.

       Generally, companies have been included in AFC's consolidated financial statements when the ownership of voting securities has exceeded 50%; for investments below that level but above 20%, AFC has accounted for the investments as investees. (See Note E to AFC's financial statements.)

PROPERTY AND CASUALTY INSURANCE OPERATIONS

       AFC's property and casualty group is engaged primarily in specialty and private passenger automobile insurance businesses which are managed as two major business groups: Specialty and Personal. Each group reports to an individual senior executive and is comprised of multiple business units which operate autonomously but with certain strong central controls and full accountability. Decentralized control allows each unit the autonomy necessary to respond to local and specialty market conditions while capitalizing on the efficiencies of centralized investment and administrative support functions. AFC's property and casualty insurance operations employ approximately 7,300 persons.

      In March 2001, AFC's Great American Insurance Group sold its Japanese property and casualty division to Mitsui Marine & Fire Insurance Company of America for $22 million in cash. At the same time, a reinsurance agreement under which Great American ceded a portion of its pool of insurance to Mitsui was terminated. The Japanese division generated net written premiums of approximately $60 million per year to Great American while Great American ceded approximately $45 million per year to Mitsui.

      In connection with the sale of the Japanese division, and as was done with a similar sale of Great American's Commercial lines division to Ohio Casualty Corporation in 1998, Great American continues to write certain business for, and fully reinsures it to, the respective purchasers of those divisions. Such business generally does not appear in the tables and discussion herein.

      In September 2000, AFC sold Stonewall Insurance Company for approximately $31 million. Stonewall was a non-operating property and casualty subsidiary engaged primarily in the run-off of approximately $170 million in asbestos and environmental liabilities associated with policies written through 1991.

      AFC operates in a highly competitive industry that is affected by many factors which can cause significant fluctuations in its results of operations. The industry has historically been subject to pricing cycles characterized by periods of intense competition and lower premium rates (a "downcycle") followed by periods of reduced competition, reduced underwriting capacity due to lower policyholders' surplus and higher premium rates (an "upcycle"). After being in an extended downcycle for over a decade, the property and casualty insurance industry is experiencing significant market firming and price increases in certain specialty markets and in the private passenger automobile market.

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

      While many costs included in underwriting are readily determinable (commissions, administrative expenses, many of the losses on claims reported), the process of determining overall underwriting results is also highly dependent upon the use of estimates in the case of losses incurred or expected but not yet reported or developed. Actuarial procedures and projections are used to obtain "best estimates" which are then included in the overall results. While the process is imprecise and develops amounts which are subject to change over time, AFC's projections, excluding asbestos and environmental ("A&E") claims, have been close to the developed ultimate results, as can be seen in the "loss triangles" on page 11.

      AFC's property and casualty group, like many others in the industry, has A&E claims arising in most cases from general liability policies written in years before 1987. The establishment of reserves for such A&E claims presents unique and difficult challenges and is subject to uncertainties significantly greater than those presented by other types of claims. For a discussion of uncertainties, see MANAGEMENT'S DISCUSSION AND ANALYSIS - "SPECIAL A&E CHARGE."

      Management's focus on underwriting performance has resulted in a statutory combined ratio averaging 104.4% for the period 1997 to 2001 (excluding special charges in 1998 and 2001 to increase reserves for asbestos and other environmental matters), as compared to 108.7% for the property and casualty industry over the same period (Source: "Best's Review/Preview - Property/Casualty" - January 2002 Edition). AFC believes that its product line diversification and underwriting discipline have contributed to the Company's ability to consistently outperform the industry's underwriting results. Management's philosophy is to refrain from writing business that is not expected to produce an underwriting profit even if it is necessary to limit premium growth to do so.

      Generally, while financial data is reported on a statutory basis for insurance regulatory purposes, it is reported in accordance with generally accepted accounting principles ("GAAP") for shareholder and other investment purposes. In general, statutory accounting results in lower capital and surplus and lower net earnings than result from application of GAAP. Major differences include charging policy acquisition costs to expense as incurred rather than spreading the costs over the periods covered by the policies; reporting investment-grade bonds and redeemable preferred stocks at amortized cost; netting of reinsurance recoverables and prepaid reinsurance premiums against the corresponding liability; requiring additional loss reserves; and charging to surplus certain assets, such as furniture and fixtures and agents' balances over 90 days old.

      UNLESS INDICATED OTHERWISE, THE FINANCIAL INFORMATION PRESENTED FOR THE PROPERTY AND CASUALTY INSURANCE OPERATIONS HEREIN IS PRESENTED BASED ON GAAP.

      The following table shows (in millions) certain information of AFC's property and casualty insurance operations.

                                          2001           2000           1999
                                          ----           ----           ----
     STATUTORY BASIS
     Premiums Earned                   $ 2,566         $2,484         $2,197
     Admitted Assets                     6,736          6,472          6,332
     Unearned Premiums                   1,158          1,154          1,005
     Loss and LAE Reserves (net)         3,539          3,445          3,525
     Capital and Surplus                 1,669          1,763          1,664

     GAAP BASIS
     Premiums Earned                   $ 2,594         $2,495         $2,211
     Total Assets                       10,007          9,458          9,487
     Unearned Premiums                   1,641          1,414          1,326
     Loss and LAE Reserves (gross)(*)    4,778          4,516          4,795
     Shareholder's Equity                3,288          3,360          3,158

   (*) GAAP loss and LAE reserves net of reinsurance recoverable were $3.3 billion at December 31, 2001 and $3.2 billion at December 31, 2000 and 1999.

      The following table shows the segment, independent ratings, and size (in millions) of AFC's major property and casualty insurance subsidiaries. AFC continues to focus on growth opportunities in what it believes to be more profitable specialty and private passenger auto businesses which represented the bulk of 2001 net written premiums.
                                                      Net Written Premiums
                                                      --------------------
  Company                    (Ratings - AM Best/S&P)  Personal   Specialty
  -------------------------------------------------   --------   ---------
  Great American Pool(a)                  A      A      $  287      $  969(b)

  Republic Indemnity                      A-     A          -          236
  Mid-Continent                           A      A          -          183
  National Interstate                     A-     -          -           73
  American Empire Surplus Lines           A      A          -           75

  Atlanta Casualty                        A-     A         224          -
  Infinity                                A      A         242          -
  Windsor                                 A      A         182          -
  Leader                                  A-     A          93          -
  Other                                                     12           6
                                                        ------      ------
                                                        $1,040      $1,542
                                                        ======      ======

  (a) The Great American Pool represents approximately 15 subsidiaries, including Great American Insurance.
  (b) Before a reduction of $29.7 million for unearned premium transfer related to the sale of the Japanese division.

      The following table shows the performance of AFC's property and casualty insurance operations (dollars in millions):

                                               2001          2000         1999
                                               ----          ----         ----

     Net written premiums                    $2,582(a)     $2,638       $2,263
                                             ======        ======       ======

     Net earned premiums                     $2,594        $2,495       $2,211
     Loss and LAE                             1,980         1,962        1,589
     Special A&E charge                         100          -            -
     Underwriting expenses                      737           732          661
     Policyholder dividends                       5             3            4
                                             ------        ------       ------
     Underwriting loss                      ($  228)      ($  202)     ($   43)
                                             ======        ======       ======

     GAAP ratios:
        Loss and LAE ratio                     80.2%         78.6%        71.9%
        Underwriting expense ratio             28.4          29.3         29.9
        Policyholder dividend ratio              .2            .1           .2
                                             ------        ------       ------
        Combined ratio (b)                    108.8%        108.0%       102.0%
                                             ======        ======       ======

     Statutory ratios:
        Loss and LAE ratio                     81.1%         80.1%        73.4%
        Underwriting expense ratio             28.3          28.4         30.0
        Policyholder dividend ratio              .3            .3           .3
                                             ------        ------       ------
        Combined ratio (b)                    109.7%        108.8%       103.7%
                                             ======        ======       ======

     Industry statutory combined ratio (c)    117.0%        110.1%       107.8%

     (a) Before a reduction of $29.7 million for unearned premium transfer related to the sale of the Japanese division.
     (b) The 2001 combined ratios include 3.9 percentage points for the third quarter strengthening of insurance reserves relating to A&E matters and 1 percentage point attributable to the attack on the World Trade Center. The 2000 combined ratios include 1.4 percentage points for reserve strengthening in AFC's California workers' compensation business.
     (c) Ratios are derived from "Best's Review/Preview - Property/Casualty" (January 2002 Edition).

      As with other property and casualty insurers, AFC's operating results can be adversely affected by unpredictable catastrophe losses. Certain natural disasters (hurricanes, tornadoes, floods, forest fires, etc.) and other incidents of major loss (explosions, civil disorder, fires, etc.) are classified as catastrophes by industry associations. Losses from these incidents are usually tracked separately from other business of insurers because of their sizable effects on overall operations. AFC generally seeks to reduce its exposure to such events through individual risk selection and the purchase of reinsurance. The major catastrophe in 2001 was the terrorist attack on the World Trade Center. Total net losses to AFC's insurance operations from catastrophes were $42 million in 2001; $8 million in 2000 and $24 million in 1999. These amounts are included in the tables herein.

      The casualty industry is examining the ultimate liability for damages in the event of any future terrorist events. Efforts to add terrorist exclusions on policies written since September 11, 2001 have been mixed as a number of states have declined to approve the use of such exclusions or have limited the use and scope of such exclusions to certain types of policies. There are no terrorism exclusions on workers compensation policies. As a result, the industry will continue to face exposure to losses arising from terrorist events even as it attempts to find ways to mitigate this exposure.

      Reinsurance that has been placed on behalf of AFC's property and casualty group since September 11, 2001 contains either a complete terrorism exclusion or more limited terrorism coverage than in prior years. Management is reviewing the business it insures with consideration of the potential changed net exposure.

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

      EXECUTIVE AND PROFESSIONAL         Markets liability coverage for
      LIABILITY                          attorneys and for directors and
                                         officers of businesses and
                                         not-for-profit organizations.

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

      UMBRELLA AND EXCESS                Provides primarily large liability
                                         coverage in excess of primary layers.

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

      The U.S. geographic distribution of the Specialty group's statutory direct written premiums in 2001 compared to 1997 is shown below.

                      2001     1997                          2001     1997
                      ----     ----                          ----     ----
   California         24.4%    23.3%     Michigan             2.5%     2.4%
   Texas               8.8      6.6      Georgia              2.2       *
   New York            5.9      7.1      Pennsylvania         2.1      2.6
   Florida             5.3      4.2      Massachusetts         *       4.7
   Illinois            3.7      3.6      North Carolina        *       3.2
   Oklahoma            3.6      2.8      Connecticut           *       2.4
   New Jersey          2.6      4.1      Other               36.4     30.6
   Ohio                2.5      2.4                         -----    -----
                                                            100.0%   100.0%
                                                            =====    =====
   ---------------
   (*) less than 2%

      The following table sets forth a distribution of statutory net written premiums for AFC's Specialty group by NAIC annual statement line for 2001 compared to 1997.

                                     2001         1997
                                     ----         ----
   Other liability                   22.5%        18.1%
   Workers' compensation             18.1         27.9
   Inland marine                     11.2          7.3
   Auto liability                     8.2          8.7
   Collateral protection              7.0           *
   Commercial multi-peril             6.9         13.5
   Allied lines                       6.2          4.5
   Auto physical damage               5.9          3.6
   Fidelity and surety                5.0          3.1
   Ocean marine                       3.4          2.8
   Aircraft                            *           5.4
   Other                              5.6          5.1
                                    -----        -----
     _______________                100.0%       100.0%
                                    =====        =====
     (*) less than 2%

      The following table shows the performance of AFC's Specialty group insurance operations (dollars in millions):

                                            2001         2000          1999
                                            ----         ----          ----

     Net written premiums                 $1,542(a)    $1,324        $1,111
                                          ======       ======        ======

     Net earned premiums                  $1,409       $1,223        $1,048
     Loss and LAE                            997          902           702
     Underwriting expenses                   430          413           370
     Policyholder dividends                    5            3             4
                                          ------       ------        ------
     Underwriting profit (loss)          ($   23)     ($   95)      ($   28)
                                          ======       ======        ======

     GAAP ratios:
       Loss and LAE ratio                   70.7%        73.8%         67.0%
       Underwriting expense ratio           30.6         33.8          35.3
       Policyholder dividend ratio            .4           .3            .4
                                          ------       ------        ------
       Combined ratio (b)                  101.7%       107.9%        102.7%
                                          ======       ======        ======

     Statutory ratios:
       Loss and LAE ratio                   73.6%        76.5%         70.2%
       Underwriting expense ratio           30.5         31.4          34.8
       Policyholder dividend ratio            .5           .5            .5
                                          ------       ------         -----
       Combined ratio (b)                  104.6%       108.4%        105.5%
                                          ======       ======         =====

     Industry statutory combined ratio (c) 118.0%       108.2%        109.8%

     (a) Before a reduction of $29.7 million for unearned premium transfer related to the sale of the Japanese division.
     (b) The 2001 combined ratios include 1.8 percentage points attributable to the attack on the World Trade Center. The 2000 combined ratios include 2.9 percentage points for reserve strengthening in AFC's California workers' compensation business.
     (c) Represents the commercial industry statutory combined ratio derived from "Best's Review/Preview - Property/Casualty" (January 2002 Edition).

      MARKETING The Specialty group operations direct their sales efforts primarily through independent property and casualty insurance agents and brokers, although portions are written through employee agents. These businesses write insurance through several thousand agents and brokers and have approximately 400,000 policies in force.

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

      Historically, the majority of AFC's auto premiums has been from sales in the nonstandard market covering drivers unable to obtain insurance through standard market carriers due to factors such as age, record of prior accidents, driving violations, particular occupation or type of vehicle. Though the Personal group will continue to write coverage in this market, it has expanded its approach to make personal automobile coverage available to drivers across a full spectrum from preferred to nonstandard risks. AFC's approach to its auto business is to develop tailored rates for its personal automobile customers based on a variety of factors, including the driving record of the insureds, the number of and type of vehicles covered, credit history, and other factors.

      AFC's approach to homeowners business is to limit exposure in locations which have significant catastrophic potential (such as windstorms, earthquakes and hurricanes). Since 1997, AFC has ceded the majority of its homeowners' business through reinsurance agreements; in 2001, it ceded 80% of this business.

      The Personal group holds licenses to write policies in all states and the District of Columbia. The U.S. geographic distribution of the Personal group's statutory direct written premiums in 2001 compared to 1997, was as follows:

                     2001     1997                             2001       1997
                     ----     ----                             ----       ----
   California        21.1%    13.2%        North Carolina         *%       2.8%
   New York          10.5      4.3         Indiana                *        2.8
   Florida           10.0      9.7         Tennessee              *        2.4
   Connecticut        8.9      8.9         Missouri               *        2.2
   Georgia            6.8      8.7         Oklahoma               *        2.2
   Pennsylvania       6.7      8.1         Mississippi            *        2.0
   Texas              5.1      5.9         Arizona                *        2.0
   New Jersey         3.0      2.8         Ohio                   *        2.0
   Kentucky           2.7      2.0         Other               22.6       18.0
   South Carolina     2.6       *                             -----      -----
                                                              100.0%     100.0%
                                                              =====      =====
     ---------------
     (*) less than 2%

      The Personal group's underwriting strategy includes (i) using highly defined risk profiles to segment the consumer market for proper pricing and (ii) a focus on controlling underwriting and claims costs. Significant rate increases implemented during 2001 contributed to improved operating results in the latter part of the year. Management expects these improvements to continue in 2002. Since April 1, 2001, AFC has been ceding 90% of the automobile physical damage business written by certain subsidiaries under reinsurance agreements expiring in December 2002.

      The following table shows the performance of AFC's Personal group insurance operations (dollars in millions):

                                                 2001        2000        1999
                                                 ----        ----        ----

     Net written premiums                      $1,040      $1,311      $1,154
                                               ======      ======      ======

     Net earned premiums                       $1,183      $1,270      $1,163
     Loss and LAE                                 970       1,061         881
     Underwriting expenses                        306         317         290
                                               ------      ------      ------
     Underwriting profit (loss)               ($   93)    ($  108)    ($    8)
                                               ======      ======      ======

     GAAP ratios:
        Loss and LAE ratio                       82.1%       83.6%       75.7%
        Underwriting expense ratio               25.8        25.0        25.0
                                               ------      ------      ------
        Combined ratio                          107.9%      108.6%      100.7%
                                               ======      ======      ======

     Statutory ratios:
        Loss and LAE ratio                       82.3%       83.9%       75.6%
        Underwriting expense ratio               25.0        25.2        25.4
                                               ------      ------      ------
        Combined ratio                          107.3%      109.1%      101.0%
                                               ======      ======      ======

     Industry statutory combined ratio (a)      112.5%      110.3%      105.4%

     (a) Represents the personal lines industry statutory combined ratio derived from "Best's Review/Preview - Property/Casualty" (January 2002 Edition).

      MARKETING The Personal group operations direct their sales efforts primarily through several thousand independent agents. In addition, AFC sells its products directly to customers, including over the Internet. AFC currently has the ability to sell over the Internet in 13 states which together represent the majority of the U.S. auto market.

      The Personal group had approximately 940,000 auto policies in force at December 31, 2001, nearly 75% of which had policy limits of $50,000 or less per occurrence.

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

                                             Retention         Reinsurance
     Coverage                                  Maximum         Coverage(a)
     --------                                ---------         -----------
     California Workers' Compensation            $  .5                 (b)
     Other Workers' Compensation                   1.0               $49.0
     Commercial Umbrella                           1.0                49.0
     Other Casualty                                5.0                25.0
     Property - General                            5.0(c)             25.0(d)
     Property - Catastrophe                       10.0                65.0

     (a) Reinsurance covers substantial portions of losses in excess of retention.
     (b)  All amounts in excess of $500,000.
     (c)  Reduced to $2 million in 2002.
     (d) Since 1997, AFC has ceded at least 80% of its homeowners insurance coverage through reinsurance agreements. Since April 1, 2001, AFC has ceded 90% of the automobile physical damage business written by certain subsidiaries through December 2002.

      AFC also purchases facultative reinsurance providing coverage on a risk by risk basis, both pro rata and excess of loss, depending on the risk and available reinsurance markets.

      Included in the balance sheet caption "recoverables from reinsurers and prepaid reinsurance premiums" were approximately $156 million on paid losses and LAE and $1.5 billion on unpaid losses and LAE at December 31, 2001. The collectibility of a reinsurance balance is based upon the financial condition of a reinsurer as well as individual claim considerations. At December 31, 2001, AFC's insurance subsidiaries had allowances of approximately $31 million for doubtful collection of reinsurance recoverables.

      In connection with the sales of the Japanese division to Mitsui in 2001 and the Commercial lines division to Ohio Casualty in 1998, Great American agreed to issue and renew policies related to the businesses transferred until each purchaser received the required approvals and licensing to begin writing business on their own behalf. Under these agreements, which last for a few years, Great American cedes 100% of these premiums to the respective purchaser. In 2001, 2000 and 1999, premiums of $160 million, $209 million and $337 million, respectively, were ceded under these agreements.

     AFC regularly monitors the financial strength of its reinsurers. This process periodically results in the transfer of risks to more financially secure reinsurers. Substantially all reinsurance is ceded to reinsurers having more than $100 million in capital and A.M. Best ratings of "A-" or better. Excluding business ceded to Mitsui and Ohio Casualty (discussed above), the following companies assumed approximately half of AFC's 2001 ceded reinsurance: Inter Ocean Reinsurance (Ireland), Ltd., General Reinsurance Corporation, Swiss Reinsurance America Corporation, P.D.S. Reinsurance Company, Ltd., American Re-Insurance Company, X.L. Reinsurance America, Inc., Transatlantic Reinsurance Company, Zurich Reinsurance North America, Inc., Berkley Insurance Company, Employers Reinsurance Corporation, PMA Capital Insurance Company and Folksamerica Reinsurance Company.

       Premiums written for reinsurance ceded and assumed are presented in the following table (in millions):

                                                2001      2000      1999
                                                ----      ----      ----
     Reinsurance ceded                        $1,101      $803      $898
     Reinsurance assumed - including
       involuntary pools and associations         94        76        48

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

      The following discussion of insurance reserves includes the reserves of subsidiaries of American Premier Underwriters, Inc. ("American Premier" or "APU") for only those periods following its acquisition in 1995. See Note O to the Financial Statements for an analysis of changes in AFC's estimated liability for losses and LAE, net and gross of reinsurance, over the past three years on a GAAP basis.

      The following table presents the development of AFC's liability for losses and LAE, net of reinsurance, on a GAAP basis for the last ten years, excluding reserves of American Premier subsidiaries prior to 1995. The top line of the table shows the estimated liability (in millions) for unpaid losses and LAE recorded at the balance sheet date for the indicated years. The second line shows the re-estimated liability as of December 31, 2001. The remainder of the table presents development as percentages of the estimated liability. The development results from additional information and experience in subsequent years. The middle line shows a cumulative deficiency (redundancy) which represents the aggregate percentage increase (decrease) in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods as a percentage of the original loss reserve liability. For purposes of this table, reserves of businesses sold are considered paid at the date of sale. For example, the percentage of the December 31, 1997 reserve liability paid in 1998 includes approximately 10 percentage points for reserves ceded in connection with the sale of the Commercial lines division.

                                  1991    1992     1993     1994     1995     1996    1997     1998     1999     2000     2001
                                  ----    ----     ----     ----     ----     ----    ----     ----     ----     ----     ----
LIABILITY FOR UNPAID LOSSES
AND LOSS ADJUSTMENT EXPENSES:
----------------------------
   As originally estimated      $2,129  $2,123   $2,113   $2,187   $3,393   $3,404  $3,489   $3,305   $3,224   $3,192   $3,253
   As re-estimated at
     December 31, 2001           2,592   2,527    2,440    2,521    3,622    3,638   3,677    3,219    3,227    3,353      N/A

LIABILITY RE-ESTIMATED:
----------------------
   One year later                 99.3%   99.9%    98.1%    95.9%    98.7%   100.9%  104.5%    97.8%    98.1%   105.1%
   Two years later                98.7%   98.2%    94.1%    99.3%    98.5%   105.9%  104.6%    96.3%   100.1%
   Three years later              98.0%   95.2%    97.4%    99.9%   103.9%   105.2%  102.9%    97.4%
   Four years later               97.3%  100.3%    98.9%   109.4%   103.1%   103.6%  105.4%
   Five years later              103.0%  102.6%   109.7%   109.0%   102.9%   106.9%
   Six years later               105.6%  113.6%   108.8%   108.5%   106.8%
   Seven years later             116.9%  112.3%   108.5%   115.3%
   Eight years later             115.2%  112.2%   115.5%
   Nine years later              115.2%  119.1%
   Ten years later               121.7%

Cumulative deficiency
   (redundancy):
      Aggregate                   21.7%   19.1%    15.5%    15.3%     6.8%     6.9%    5.4%    (2.6%)    0.1%     5.1%     N/A
                                  =====   =====    =====    =====     ====     ====    ====     ====     ====     ====     ===
      Excluding A&E (*)           (0.3%)  (0.7%)   (3.2%)   (2.8%)   (4.8%)   (2.3%)  (3.6%)   (5.6%)   (3.0%)    1.9%     N/A
                                   ====    ====     ====     ====     ====     ====    ====     ====     ====     ====     ===

CUMULATIVE PAID AS OF:
---------------------
   One year later                 26.4%   26.7%    25.2%    26.8%    33.1%    33.8%   41.7%    28.3%    34.8%    38.3%
   Two years later                43.0%   43.7%    40.6%    42.5%    51.6%    58.0%   56.6%    51.7%    52.7%
   Three years later              55.4%   54.2%    50.9%    54.4%    67.2%    66.7%   70.8%    62.4%
   Four years later               63.3%   60.8%    59.1%    66.3%    72.0%    77.3%   78.6%
   Five years later               67.8%   67.0%    68.0%    69.8%    80.4%    82.8%
   Six years later                72.7%   74.0%    70.8%    80.0%    84.7%
   Seven years later              78.6%   76.3%    80.6%    84.9%
   Eight years later              80.5%   85.9%    85.1%
   Nine years later               89.9%   89.5%
   Ten years later                93.1%

(*) Excludes special A&E charges and reallocations in 1994, 1996, 1998 and 2001 for prior years' losses.

      The following is a reconciliation of the net liability to the gross liability for unpaid losses and LAE.

                                                    1993    1994     1995     1996    1997     1998     1999     2000     2001
                                                    ----    ----     ----     ----    ----     ----     ----     ----     ----
   As originally estimated:
     Net liability shown above                    $2,113  $2,187   $3,393   $3,404  $3,489   $3,305   $3,224   $3,192   $3,253
     Add reinsurance recoverables                    611     730      704      720     736    1,468    1,571    1,324    1,525
                                                  ------  ------   ------   ------  ------   ------   ------   ------   ------
     Gross liability                              $2,724  $2,917   $4,097   $4,124  $4,225   $4,773   $4,795   $4,516   $4,778
                                                  ======  ======   ======   ======  ======   ======   ======   ======   ======
   As re-estimated at December 31, 2001:
     Net liability shown above                    $2,440  $2,521   $3,622   $3,638  $3,677   $3,219   $3,227   $3,353
     Add reinsurance recoverables                    819     762    1,015    1,043   1,099    1,753    1,773    1,413
                                                  ------  ------   ------   ------  ------   ------   ------   ------
     Gross liability                              $3,259  $3,283   $4,637   $4,681  $4,776   $4,972   $5,000   $4,766      N/A
                                                  ======  ======   ======   ======  ======   ======   ======   ======      ===

Gross cumulative deficiency
  (redundancy)                                      19.5%   12.6%    13.2%    13.5%   13.0%     4.2%     4.3%     5.5%     N/A
                                                    ====    ====     ====     ====    ====      ===      ===      ===      ===

      These tables do not present accident or policy year development data. Furthermore, in evaluating the re-estimated liability and cumulative deficiency (redundancy), it should be noted that each percentage includes the effects of changes in amounts for prior periods. For example, AFC's $100 million special charge for A&E claims related to losses recorded in 2001, but incurred before 1991, is included in the re-estimated liability and cumulative deficiency (redundancy) percentage for each of the previous years shown. Conditions and trends that have affected development of the liability in the past may not necessarily exist in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

      The adverse development in the tables is due primarily to A&E exposures for which AFC has been held liable under general liability policies written years ago where such coverage was not intended. Other factors affecting development included higher than projected inflation on medical, hospitalization, material, repair and replacement costs. Additionally, changes in the legal environment have influenced the development patterns over the past ten years. For example, changes in the California workers' compensation law in 1993 and subsequent court decisions, primarily in late 1996, greatly limited the ability of insurers to challenge medical assessments and treatments. These limitations, together with changes in work force characteristics and medical delivery costs, are contributing to an increase in claims severity.

      The differences between the liability for losses and LAE reported in the annual statements filed with the state insurance departments in accordance with statutory accounting principles ("SAP") and that reported in the accompanying consolidated financial statements in accordance with GAAP at December 31, 2001 are as follows (in millions):

     Liability reported on a SAP basis, net of $310 million
       of retroactive reinsurance                                $3,229
         Additional discounting of GAAP reserves in excess
            of the statutory limitation for SAP reserves            (12)
         Reserves of foreign operations                               5
         Reinsurance recoverables, net of allowance               1,525
         Reclassification of allowance for uncollectible
           reinsurance                                               31
                                                                 ------

     Liability reported on a GAAP basis                          $4,778
                                                                 ======

      ASBESTOS AND ENVIRONMENTAL RESERVES ("A&E") In addressing asbestos and environmental reserves, the insurance industry typically includes claims relating to polluted waste sites and asbestos as well as other mass tort claims such as those relating to breast implants, repetitive stress on keyboards, DES (a drug used in pregnancies years ago alleged to cause cancer and birth defects) and other latent injuries.

      Establishing reserves for A&E claims is subject to uncertainties that are significantly greater than those presented by other types of claims. For a discussion of these uncertainties, see LEGAL PROCEEDINGS, MANAGEMENT'S DISCUSSION AND ANALYSIS - "UNCERTAINTIES - PROPERTY AND CASUALTY INSURANCE RESERVES", "UNCERTAINTIES - LITIGATION", AND "SPECIAL A&E CHARGE" AND NOTE M - "COMMITMENTS AND CONTINGENCIES" TO THE FINANCIAL STATEMENTS.

      The survival ratio, which is an industry measure of A&E claim reserves, is derived by dividing reserves for A&E exposures by annual paid losses. At December 31, 2001, AFC's three year survival ratio (after adjusting for the sale of Stonewall) is approximately 12.2 times paid losses. In November 2001, A.M. Best reported its estimate that the property and casualty insurance industry's three year survival ratio was approximately 6.7 times paid losses at December 31, 2000.

      The following table (in millions) is a progression of A&E reserves.

                                                     2001        2000     1999
                                                     ----        ----     ----

   Reserves at beginning of year                   $357.7      $576.7   $625.4
     Incurred losses and LAE (a)                    108.0        (1.9)      .1
     Paid losses and LAE                            (28.1)      (48.7)   (48.8)
   Reserves not classified as A&E prior to 2001:
     Reserves                                         1.4         -        -
     Allowance for uncollectible reinsurance
       applicable to ceded A&E reserves               7.8         -        -
     Reserves transferred with sale of Stonewall      -        (168.4)     -
                                                   ------      ------   ------
     Reserves at end of year, net of
       reinsurance recoverable                      446.8       357.7    576.7

   Reinsurance recoverable, net of allowance        101.4       105.7    219.8
                                                   ------      ------   ------

   Gross reserves at end of year                   $548.2      $463.4   $796.5
                                                   ======      ======   ======

     (a)    Includes a special charge of $100 million in 2001.

ANNUITY AND LIFE OPERATIONS

GENERAL

      AFC's annuity and life operations are conducted through Great American Financial Resources, Inc. ("GAFRI"), a holding company which markets retirement products, primarily fixed and variable annuities, and various forms of life and supplemental health insurance through the following subsidiaries which were acquired in the years shown. GAFRI and its subsidiaries employ approximately 1,900 persons.

         Great American Life Insurance Company ("GALIC") - 1992(*)
         Annuity Investors Life Insurance Company ("AILIC") - 1994
         Loyal American Life Insurance Company ("Loyal") - 1995
         Great American Life Assurance Company of Puerto Rico ("GAPR") - 1997 United Teacher Associates Insurance Company ("UTA") - 1999

         (*)    Acquired from Great American Insurance.

      Acquisitions in recent years have supplemented GAFRI's internal growth as the assets of the holding company and its operating subsidiaries have increased from $4.5 billion at the end of 1992 to $8.4 billion at the end of 2001. Premiums over the last three years were as follows (in millions):

         Insurance Product(*)                  2001        2000       1999
         -----------------                     ----        ----       ----
         Annuities                           $  751      $  747       $588
         Life and supplemental health           310         261        126
                                             ------      ------       ----
                                             $1,061      $1,008       $714
                                             ======      ======       ====
         ----------------
         (*) Table does not include premiums of subsidiaries or divisions until their first full year following acquisition or formation.

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

      The following table (in millions) presents combined financial information of GAFRI's principal annuity operations.

                                             2001         2000        1999
                                             ----         ----        ----
     GAAP BASIS
     Total Assets                          $7,456       $7,052      $6,657
     Fixed Annuity Reserves                 5,632        5,365       5,349
     Variable Annuity Reserves                530          534         354
     Stockholder's Equity                   1,023          915         801

     STATUTORY BASIS
     Total Assets                          $6,896       $6,620      $6,493
     Fixed Annuity Reserves                 5,729        5,536       5,564
     Variable Annuity Reserves                530          534         354
     Capital and Surplus                      388          363         404
     Asset Valuation Reserve (a)               79           77          67
     Interest Maintenance Reserve (a)          11            3          10

     Annuity Receipts:
       Flexible Premium:
         First Year                        $   67       $   71      $   55
         Renewal                              176          157         145
                                           ------       ------      ------
                                              243          228         200
       Single Premium                         508          519         388
                                           ------       ------      ------
           Total Annuity Receipts          $  751       $  747      $  588
                                           ======       ======      ======
     ----------------

     (a)    Allocation of surplus.

      Sales of annuities are affected by many factors, including: (i) competitive annuity products and rates; (ii) the general level of interest rates; (iii) the favorable tax treatment of annuities; (iv) commissions paid to agents; (v) services offered; (vi) ratings from independent insurance rating agencies; (vii) other alternative investments; (viii) performance of the equity markets and (ix) general economic conditions. At December 31, 2001, GAFRI had over 290,000 annuity policies in force.

      Annuity contracts are generally classified as either fixed rate (including equity-indexed) or variable. The following table presents premiums by classification:

            Premiums                 2001        2000        1999
            --------                 ----        ----        ----
            Traditional fixed          68%         50%         55%
            Variable                   27          43          35
            Equity-indexed              5           7          10
                                      ---         ---         ---
                                      100%        100%        100%
                                      ===         ===         ===
       With a traditional fixed rate annuity, the interest crediting rate is initially set by the issuer and thereafter may be changed from time to time by the issuer subject to any guaranteed minimum interest crediting rates or any guaranteed term in the policy.

      GAFRI seeks to maintain a desired spread between the yield on its investment portfolio and the rate it credits to its fixed rate annuities. GAFRI accomplishes this by: (i) offering crediting rates which it has the option to change; (ii) designing annuity products that encourage persistency and (iii) maintaining an appropriate matching of assets and liabilities. GAFRI designs its products with certain provisions to encourage policyholders to maintain their funds with GAFRI for at least five to ten years. Partly due to these features, annuity surrenders have averaged nearly 11% of related statutory reserves over the past five years.

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

      Sales of GAFRI's fixed rate annuities have increased over the past two years, due to the weak stock market environment, as well as the development of new fixed rate products with multi-year guarantee periods and certain features designed to assist the elderly.

      In addition to traditional fixed rate annuities, GAFRI offers variable and equity-indexed annuities. Industry sales of such annuities have increased substantially over the last ten years as investors have sought to obtain the returns available in the equity markets while enjoying the tax-deferred status of annuities. With the downturn in the stock market during the past two years, industry-wide sales of variable and equity-indexed annuities, including GAFRI's sales, have decreased substantially in 2001. With a variable annuity, the earnings credited to the policy vary based on the investment results of the underlying investment options chosen by the policyholder, generally without any guarantee of principal except in the case of death of the insured annuitant. Premiums directed to the variable options in policies issued by GAFRI are invested in funds maintained in separate accounts managed by various independent investment managers. GAFRI earns a fee on amounts deposited into variable accounts. Policyholders may also choose to direct all or a portion of their premiums to various fixed rate options, in which case GAFRI earns a spread on amounts deposited.

      An equity-indexed fixed annuity provides policyholders with a crediting rate tied, in part, to the performance of an existing stock market index while protecting them against the related downside risk through a guarantee of principal. GAFRI purchases call options designed to offset substantially all of the increase in the liabilities associated with equity-indexed annuities.

      In 2001, 2000 and 1999, 17%, 24% and 25%, respectively, of GAFRI's retirement annuity premiums came from California. In 2001, 13% of GAFRI's retirement annuity premiums came from Ohio. No other state accounted for more than 10% of premiums in those years.

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

      GAFRI distributes its fixed rate and equity-indexed products primarily through a network of 150 managing general agents who, in turn, direct more than 750 actively producing independent agents. In addition, GAFRI offers all of its annuity product lines through financial institutions. Sales of annuities through financial institutions were approximately one-sixth of total annuity premiums in 2001.

      GAFRI distributes its variable annuity products through nearly 700 actively producing registered representatives representing more than 200 broker/dealers. Approximately one-third of GAFRI's variable annuity sales in 2001 were made through a wholly-owned subsidiary, Great American Advisors, Inc. ("GAA"). GAA is a broker/dealer licensed in all 50 states to sell stocks, bonds, options, mutual funds and variable insurance contracts through independent representatives and financial institutions. GAA also acts as the principal underwriter and distributor for GAFRI's variable annuity products.

LIFE AND SUPPLEMENTAL INSURANCE

      GAFRI offers a variety of life and supplemental health products through GALIC's life operations, Loyal, GAPR and UTA. This group produced $310 million of statutory premiums in 2001. It also had in excess of 800,000 policies and $15 billion face amount of life insurance in force. GALIC offers traditional term, universal and whole life insurance products through national marketing organizations.

      In October 1999, GAFRI acquired UTA, a provider of supplemental health products and annuities through independent agents. UTA's principal product offerings are annuities and coverage for Medicare supplement, cancer and long-term care. UTA also purchases blocks of insurance policies from other companies. In 2000, UTA acquired approximately 50,000 Medicare supplement and cancer policies.

      Loyal offers a variety of supplemental health and life products. The principal products sold by Loyal include cancer, accidental injury, short-term disability, hospital indemnity, universal life and traditional whole life. In 2001, Loyal reinsured a substantial portion of its life insurance business and expects to reduce its marketing efforts in the future.

      GAPR sells in-home service life and supplemental health products through a network of company-employed agents. Ordinary life, cancer, credit and group life products are sold through independent agents.

INDEPENDENT RATINGS

     GAFRI's principal insurance subsidiaries are rated by Standard & Poor's and A.M. Best. In addition, GALIC is rated A3 (good financial security) by Moody's. Such ratings are generally based on items of concern to policyholders and agents and are not directed toward the protection of investors.

                          Standard
                          & Poor's          A.M. Best
                          ----------        -------------
         GALIC            A  (Strong)       A  (Excellent)
         AILIC            A  (Strong)       A  (Excellent)
         Loyal            A  (Strong)       A  (Excellent)
         UTA              Not rated         A- (Excellent)
         GAPR             Not rated         A  (Excellent)


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

      Although GAFRI believes that its insurance companies' ratings are stable, those companies' operations could be materially and adversely affected by a downgrade in ratings.

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

OTHER COMPANIES

      Through subsidiaries, AFC is engaged in a variety of other businesses, including The Golf Center at Kings Island (golf and tennis facility) in the Greater Cincinnati area; commercial real estate operations in Cincinnati (office buildings and The Cincinnatian Hotel), New Orleans (Le Pavillon Hotel), Cape Cod (Chatham Bars Inn), Austin (Driskill Hotel), Chesapeake Bay (Skipjack Cove Yachting Resort) and apartments in Louisville, Pittsburgh, St. Paul and Tampa Bay. These operations employ approximately 600 full-time employees.

INVESTMENT PORTFOLIO

GENERAL

      The following tables present the percentage distribution and yields of AFC's investment portfolio (excluding investment in equity securities of investee corporations) as reflected in its financial statements.

                                                 2001         2000        1999        1998        1997
                                                 ----         ----        ----        ----        ----
Cash and Short-term Investments                   4.5%         3.8%        3.5%        2.5%        1.9%
Fixed Maturities:
    U.S. Government and Agencies                  8.3          4.7         4.9         4.4         5.0
    State and Municipal                           3.4          3.6         2.7         1.2         1.3
    Public Utilities                              6.4          5.5         5.1         6.0         6.8
    Mortgage-Backed Securities                   21.8         22.7        22.0        20.8        21.4
    Corporate and Other                          47.3         51.4        55.3        53.2        52.5
    Redeemable Preferred Stocks                    .5           .5          .6          .5          .6
                                                -----        -----       -----       -----       -----
                                                 87.7         88.4        90.6        86.1        87.6
    Net Unrealized Gains (Losses) on
      fixed maturities held
      Available for Sale                          1.3           .1        (2.1)        3.5         2.5
                                                -----        -----       -----       -----       -----
                                                 89.0         88.5        88.5        89.6        90.1
Other Stocks, Options and Warrants                2.6          3.4         3.7         3.7         3.7
Policy Loans                                      1.7          1.9         1.9         1.9         2.0
Real Estate and Other Investments                 2.2          2.4         2.4         2.3         2.3
                                                -----        -----       -----       -----       -----
                                                100.0%       100.0%      100.0%      100.0%      100.0%
                                                =====        =====       =====       =====       =====

Yield on Fixed Income Securities:
    Excluding realized gains and losses           7.6%         7.7%        7.7%        7.8%        7.8%
    Including realized gains and losses           7.5%         7.4%        7.6%        8.0%        7.9%

Yield on Stocks:
    Excluding realized gains and losses           4.5%         5.0%        5.9%        5.4%        5.6%
    Including realized gains and losses           (.3%)        3.9%       20.7%       (5.3%)      30.2%

Yield on Investments (*):
    Excluding realized gains and losses           7.6%         7.6%        7.7%        7.8%        7.8%
    Including realized gains and losses           7.4%         7.4%        7.9%        7.8%        8.2%

(*)    Excludes "Real Estate and Other Investments".

FIXED MATURITY INVESTMENTS

      AFC's bond portfolio is invested primarily in taxable bonds. The NAIC assigns quality ratings which range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows AFC's bonds and redeemable preferred stocks, by NAIC designation (and comparable Standard & Poor's Corporation rating) as of December 31, 2001 (dollars in millions).

                                                        Market Value
 NAIC                                   Amortized     ----------------
Rating Comparable S&P Rating                 Cost        Amount     %
------ ---------------------            ---------     ---------    ---

  1    AAA, AA, A                         $ 7,515       $ 7,718     72%
  2    BBB                                  2,232         2,242     21
                                          -------       -------    ---
           Total investment grade           9,747         9,960     93
                                          -------       -------    ---
  3    BB                                     375           356      3
  4    B                                      312           275      3
  5    CCC, CC, C                             144           143      1
  6    D                                       15            15      *
                                          -------       -------    ---
           Total noninvestment grade          846           789      7
                                          -------       -------    ---
             Total                        $10,593       $10,749    100%
                                          =======       =======    ===
----------------
(*)    Less than 1%

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

EQUITY INVESTMENTS

      AFC's equity investment practice permits concentration of attention on a relatively limited number of companies. At December 31, 2001, AFC held $314 million in stocks and warrants; approximately 60% represents an investment in Provident Financial Group, Inc., a Cincinnati-based commercial banking and financial services company; another 20% consists of four investments of more than $10 million each. Such equity investments, because of their size, may not be as readily marketable as the typical small investment position. Alternatively, a large equity position may be attractive to persons seeking to control or influence the policies of a company and AFC's concentration in a relatively small number of companies may permit it to identify investments with above average potential to increase in value.

      CHIQUITA At December 31, 2001, AFC owned 24 million shares of Chiquita common stock (book value $16 million) representing 31% of its outstanding shares. In March 2002, Chiquita completed a reorganization under Chapter 11 of the U.S. Bankruptcy Code. In exchange for its "old" Chiquita shares, AFC received approximately 171,000 "new" shares (less than one-half of 1%) in the reorganized company plus warrants expiring in 2009 to purchase an additional 2.9 million shares at $19.23 per share.

FOREIGN OPERATIONS

      AFC sells life and supplemental health products in Puerto Rico and property and casualty products in Mexico, Canada, Puerto Rico, Europe and Asia. In addition, GAFRI has an office in India where employees perform computer programming and certain back office functions. Less than 3% of AFC's revenues and costs and expenses are derived from foreign sources.

REGULATION

      AFC's insurance company subsidiaries are subject to regulation in the jurisdictions where they do business. In general, the insurance laws of the various states establish regulatory agencies with broad administrative powers governing, among other things, premium rates, solvency standards, licensing of insurers, agents and brokers, trade practices, forms of policies, maintenance of specified reserves and capital for the protection of policyholders, deposits of securities for the benefit of policyholders, investment activities and relationships between insurance subsidiaries and their parents and affiliates. Material transactions between insurance subsidiaries and their parents and affiliates generally must be disclosed and prior approval of the applicable insurance regulatory authorities generally is required for any such transaction which may be deemed to be material or extraordinary. In addition, while differing from state to state, these regulations typically restrict the maximum amount of dividends that may be paid by an insurer to its shareholders in any twelve-month period without advance regulatory approval. Such limitations are generally based on net earnings or statutory surplus. Under applicable restrictions, the maximum amount of dividends available to AFC in 2002 from its insurance subsidiaries without seeking regulatory clearance is approximately $92 million.

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

      Most states have created insurance guaranty associations to provide for the payment of claims of insurance companies that become insolvent. Annual assessments for AFC's insurance companies have not been material. In addition, many states have created "assigned risk" plans or similar arrangements to provide state mandated minimum levels of automobile liability coverage to drivers whose driving records or other relevant characteristics make it difficult for them to obtain insurance otherwise. Automobile insurers in those states are required to provide such coverage to a proportionate number of those drivers applying as assigned risks. Premium rates for assigned risk business are established by the regulators of the particular state plan and are frequently inadequate in relation to the risks insured, resulting in underwriting losses. Assigned risks accounted for less than one percent of AFC's net written premiums in 2001.

      The NAIC is an organization which is comprised of the chief insurance regulator for each of the 50 states and the District of Columbia. The NAIC model law for Risk Based Capital applies to both life and property and casualty companies. The risk-based capital formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptably low expectation of becoming financially impaired. The model law provides for increasing levels of regulatory intervention as the ratio of an insurer's total adjusted capital and surplus decreases relative to its risk-based capital, culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called "mandatory control level". At December 31, 2001, the capital ratios of all AFC insurance companies substantially exceeded the risk-based capital requirements.


                     --------------------------------------

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

      AFC subsidiaries own transferable rights to develop approximately 800,000 square feet of floor space in the Grand Central Terminal area in New York City. The development rights were derived from ownership of the land upon which the terminal is constructed.

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

      AFC's insurance company subsidiaries and American Premier are parties to litigation and receive claims asserting alleged injuries and damages from asbestos, environmental and other substances and workplace hazards and have established loss accruals for such potential liabilities. The ultimate loss for these claims may vary materially from amounts currently recorded as the conditions surrounding resolution of these claims continue to change.

      American Premier is a party or named as a potentially responsible party in a number of proceedings and claims by regulatory agencies and private parties under various environmental protection laws, including the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), seeking to impose responsibility on American Premier for hazardous waste remediation costs at certain railroad sites formerly owned by its predecessor, Penn Central Transportation Company ("PCTC"), and at certain other sites where hazardous waste allegedly generated by PCTC's railroad operations is present. It is difficult to estimate American Premier's liability for remediation costs at these sites for a number of reasons, including the number and financial resources of other potentially responsible parties involved at a given site, the varying availability of evidence by which to allocate responsibility among such parties, the wide range of costs for possible remediation alternatives, changing technology and the period of time over which these matters develop. Nevertheless, American Premier believes that its accruals for potential pre-reorganization environmental liabilities are adequate to cover the probable amount of such liabilities, based on American Premier's estimates of remediation costs and related expenses and its estimates of the portions of such costs that will be borne by other parties. Such estimates are based on information currently available to American Premier and are subject to future change as additional information becomes available. American Premier seeks reimbursement from certain insurers for portions of whatever remediation costs it incurs.

      In terms of potential liability to American Premier, the company believes that the most significant site is the railyard at Paoli, Pennsylvania ("Paoli Yard") which PCTC transferred to Consolidated Rail Corporation ("Conrail") in 1976. A Record of Decision issued by the U.S. Environmental Protection Agency in 1992 presented a final selected remedial action for clean-up of polychlorinated biphenyls ("PCB's") at Paoli Yard having an estimated cost of approximately $28 million. American Premier has accrued its portion of such estimated clean-up costs in its financial statements (in addition to other expenses) but has not accrued the entire amount because it believes it is probable that other parties, including Conrail, will be responsible for substantial percentages of the clean-up costs by virtue of their operation of electrified railroad cars at Paoli Yard that discharged PCB's at higher levels than discharged by cars operated by PCTC.

      On February 14, 2002, A.P. Green Industries, Inc. and its subsidiary, A.P. Green Services, Inc. (the "Policyholders") filed petitions for bankruptcy under Chapter 11 of the Bankruptcy Code. Great American Insurance Company and certain other insurers are parties to litigation with the Policyholders involving liability coverage for a substantial number of asbestos related bodily injury claims that have been asserted against the Policyholders. These claims (some of which are direct actions against Great American) allege that the refractory materials manufactured, sold or installed by the Policyholders contained asbestos and resulted in bodily injury from exposure to asbestos. The Policyholders seek to recover defense and indemnity expenses related to those claims from a number of insurers, including Great American, and in an effort to maximize coverage assert that Great American's policies on various grounds are not subject to aggregate limits on liability, that each exposure alleged by a claimant constitutes a separate occurrence, and that each insurer is required
                                       20
to pay all sums the Policyholders become legally obliged to pay. Prior to the bankruptcy filing, Great American sought to have these coverage issues decided as part of a contribution and declaratory judgment action that it brought several years earlier (GREAT AMERICAN INSURANCE COMPANY, ET AL. V. THE ROYAL INSURANCE COMPANY, ET AL., United States District Court, Southern District of Ohio, filed January 29, 1998)(the "District Court Action") and asked the court to declare, among other things, that all asbestos bodily injury claims against the Policyholders constitute not more than one occurrence, are subject to a $1,000,000 aggregate limit under each of the four Great American policies at issue in the action, and should be allocated among triggered policies and implicated years on a pro rata basis. Great American believes that its coverage defenses are substantial and intends to vigorously defend its position. The bankruptcy filing, however, stays the District Court Action unless the Bankruptcy Court for the Western District of Pennsylvania modifies the stay to permit the District Court Action to proceed. On March 20, 2002, Great American and certain other insurers filed a motion in the Bankruptcy Court to modify the stay. On March 27, 2002, the Policyholders filed adversary proceedings in the Bankruptcy Court to decide the coverage issues. If the stay is not modified or the adversary proceedings are permitted to go forward in the Bankruptcy Court, then the resolution of these disputes will be subject to the complexities and uncertainties associated with a Chapter 11 proceeding.

      For a discussion of the uncertainties relative to asbestos and environmental claims, see BUSINESS - "ASBESTOS AND ENVIRONMENTAL RESERVES ('A&E')", MANAGEMENT'S DISCUSSION AND ANALYSIS - "UNCERTAINTIES - PROPERTY AND CASUALTY INSURANCE RESERVES", "UNCERTAINTIES - LITIGATION", AND "SPECIAL A&E CHARGE" AND NOTE M - "COMMITMENTS AND CONTINGENCIES" TO THE FINANCIAL STATEMENTS. As a consequence of these uncertainties, the outcome of the litigation relating to asbestos and environmental matters may result in liabilities exceeding current related reserves by an amount that could have a material adverse effect on AFC's results of operations and financial condition.

      In March 2000, a jury in Dallas, Texas, returned a verdict against GALIC with total damages of $11.2 million in a lawsuit brought by two former agents of GALIC (MARTIN V. GREAT AMERICAN LIFE INSURANCE COMPANY, 191st District Court of Dallas County, Texas, Case No. 96-04843). The former agents had alleged that their agency agreement with GALIC had been wrongfully terminated. GALIC believes that the verdict was contrary to both the facts and the law and expects to prevail on appeal. The Dallas County Court of Appeals heard oral arguments on the appeal in November 2001, and a decision is expected in 2002. The ultimate outcome of this case will not have a material adverse effect on GALIC's financial condition.

      UTA was named a defendant in a purported class action lawsuit. (PEGGY BERRY, ET AL. V. UNITED TEACHER ASSOCIATES INSURANCE COMPANY, Travis County District Court, Case No. GN100461, filed February 11, 2001). The complaint seeks unspecified damages based on the alleged misleading disclosure of UTA's interest crediting practices on its fixed rate annuities. GAFRI believes that UTA has meritorious defenses but it is not possible to predict the ultimate outcome. Nonetheless, the ultimate outcome of this case should not have a material adverse impact on UTA's financial condition.

                                     PART II

                                     ITEM 5

      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Not applicable - Registrant's Common Stock is owned by American Financial Group, Inc. See Consolidated Financial Statements for information regarding dividends.

                                     ITEM 6

                             SELECTED FINANCIAL DATA

      The following table sets forth certain data for the periods indicated (dollars in millions, except per share data).

                                                     2001       2000       1999       1998       1997
                                                     ----       ----       ----       ----       ----
Earnings Statement Data:
-----------------------
Total Revenues                                     $3,929     $3,820     $3,359     $4,084     $4,058
Operating Earnings Before Income Taxes                 70        120        310        269        385
Earnings (Loss) Before Extraordinary Items
  and Accounting Changes                               13        (23)       153        130        208
Extraordinary Items                                     -          -         (4)        (1)        (7)
Cumulative Effect of Accounting Changes               (10)        (9)        (4)         -          -
Net Earnings (Loss)                                     3        (32)       145        129        201

Ratio of Earnings to Fixed Charges (a)               1.56       2.02       4.01       3.44       4.20
Ratio of Earnings to Fixed charges
  and Preferred Dividends (a)                        1.45       1.87       3.67       3.15       3.52

Balance Sheet Data:
------------------
Total Assets                                      $17,398    $16,407    $16,024    $15,848    $15,738
Long-term Debt:
  Holding Companies                                   228        204        113        315        287
  Subsidiaries                                        271        195        240        177        194
Minority Interest                                     461        510        490        524        510
Shareholders' Equity                                1,478      1,454      1,324      1,531      1,393

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

      IT INITIATIVE In 1999, AFC initiated an enterprise-wide study of its information technology ("IT") resources, needs and opportunities. The initiative, involving improvements in physical infrastructure and business support systems, entails extensive effort and costs over a period of several years. While the costs precede the expected savings, management believes the benefits will exceed the costs incurred, all of which have been and will be funded through available working capital.

LIQUIDITY AND CAPITAL RESOURCES

RATIOS AFC's debt to total capital ratio at the parent holding company level (excluding amounts due AFG) was approximately 13% at December 31, 2001 compared to 12% at December 31, 2000. Including amounts due AFG, the ratio was 28% at the end of 2001 and 31% at the end of 2000.

      AFC's ratio of earnings to fixed charges, excluding and including preferred dividends, on a total enterprise basis for the year ended December 31, 2001, was 1.56 and 1.45, respectively.

      The National Association of Insurance Commissioners' model law for risk based capital ("RBC") applies to both life and property and casualty companies. RBC formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 2001, the capital ratios of all AFC insurance companies substantially exceeded the RBC requirements (the lowest capital ratio of any AFC subsidiary was 2.1 times its authorized control level RBC; weighted average of all AFC subsidiaries was 4.9 times).

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

      Management believes these parent holding companies have sufficient resources to meet their liquidity requirements. If funds generated from operations, including dividends and tax payments from subsidiaries, are insufficient to meet fixed charges in any period, these companies would be required to generate cash through borrowings, sales of securities or other assets, or similar transactions.

      AFC has a reciprocal Master Credit Agreement with various AFG holding companies under which these companies make funds available to each other for general corporate purposes.

      AFC has a revolving credit line with several banks under which it can borrow up to $300 million until December 31, 2002. This credit line provides ample liquidity and can be used to obtain funds for operating subsidiaries or, if necessary, for the parent companies. At December 31, 2001, approximately two-thirds of the credit line has been used. While management expects to negotiate a replacement bank agreement later this year, market conditions indicate the maximum amount may be smaller and interest costs will likely be greater.

      In December 2000, AFC borrowed $155 million under its credit agreement with AFG to make capital contributions to its property and casualty operations. In April 1999, AFC used funds borrowed under its credit agreement with AFG to retire outstanding holding company public debt and borrowings under AFC's credit line.

      For statutory accounting purposes, equity securities of non-affiliates are generally carried at market value. At December 31, 2001, AFC's insurance companies owned publicly traded equity securities with a market value of $310 million. In addition, Great American owns GAFRI common stock with a market value of $657 million and a carrying value of $460 million. Since significant amounts of these are concentrated in a relatively small number of companies, decreases in the market prices could adversely affect the insurance group's capital, potentially impacting the amount of dividends available or necessitating a capital contribution. Conversely, increases in the market prices could have a favorable impact on the group's dividend-paying capability.

      Under tax allocation agreements with AFC, its 80%-owned U.S. subsidiaries generally compute tax provisions as if filing separate returns based on book taxable income computed in accordance with generally accepted accounting principles. The resulting provision (or credit) is currently payable to (or receivable from) AFC.

INVESTMENTS Approximately two-thirds of AFC's consolidated assets are invested in marketable securities. A diverse portfolio of primarily publicly traded bonds and notes accounts for over 97% of these securities. AFC attempts to optimize investment income while building the value of its portfolio, placing emphasis upon long-term performance. AFC's goal is to maximize return on an ongoing basis rather than focusing on short-term performance.

      Fixed income investment funds are generally invested in securities with short-term and intermediate-term maturities with an objective of optimizing total return while allowing flexibility to react to changes in market conditions. At December 31, 2001, the average life of AFC's fixed maturities was about 5-1/2 years.

      Approximately 93% of the fixed maturities held by AFC were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at December 31, 2001. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or noninvestment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

      Investments in MBSs represented approximately one-fourth of AFC's fixed maturities at December 31, 2001. MBSs are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of MBSs may receive prepayments on their securities, which cannot be reinvested at an interest rate comparable to the rate on the prepaid MBSs. AFC invests primarily in MBSs which have a reduced risk of prepayment. In addition, the majority of MBSs held by AFC were purchased at a discount. Management believes that the discounted nature of the MBSs will mitigate the effect of prepayments on earnings over the anticipated life of the MBS portfolio. Over 90% of AFC's MBSs are rated "AAA" with substantially all being of investment grade quality. The market in which these securities trade is highly liquid. Aside from interest rate risk, AFC does not believe a material risk (relative to earnings or liquidity) is inherent in holding such investments.

      At December 31, 2001, AFC had a net unrealized gain on fixed maturities of $155.4 million (before income taxes) consisting of $306.3 million in gross unrealized gains and $150.9 million in gross unrealized losses. At that same date, AFC also had a net unrealized gain on equity securities of $125.9 million consisting of $135.7 million in gross gains and $9.8 million in gross losses. Individual portfolio securities are sold creating gains or losses as market opportunities exist.

      When a decline in the value of a specific investment is considered to be "other than temporary," a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced. The determination of whether unrealized losses are "other than temporary" requires judgment based on subjective as well as objective factors. Factors considered and resources used by management include:
  a) whether the unrealized loss is credit-driven or a result of changes in market interest rates,
  b)  the extent to which market value is less than cost basis,
  c) historical operating, balance sheet and cash flow data contained in issuer SEC filings,
  d)  issuer news releases,
  e)  near-term prospects for improvement in the issuer and/or its industry,
  f)  industry research and communications with industry specialists,
  g)  third party research and credit rating reports,
  h)  internally generated financial models and forecasts,
  i)  discussions with issuer management, and
  j) ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

      The $150.9 million in gross unrealized losses on fixed maturities at December 31, 2001, represents unrealized losses on more than 450 positions. None of the individual losses exceeds $8 million and only 12 have unrealized losses exceeding $2 million. All of the securities with unrealized losses are current in payment of principal and interest.

      Based on its analysis of the factors enumerated above, management believes
(i) the issuers of these securities will continue to meet their obligations and
(ii) that AFC has the ability and intent to hold the securities until they mature or recover in value. Should either of these beliefs change with regard to a particular security, a charge for impairment would likely be required.

      Net realized gains (losses) on securities sold and charges for "other than temporary" impairment on securities held were as follows (in millions):

                    Net Realized
                  Gains (Losses)    Charges for
                        on Sales     Impairment       Other(a)      Total
                  --------------     ----------       -----         -----
         2001              $89.8        ($125.5)(b)   $11.6        ($24.1)
         2000               (1.7)         (27.5)        2.6         (26.6)
         1999               31.0          (13.0)        2.1          20.1
         1998               40.2          (32.2)       (1.7)          6.3
         1997               54.7           (6.7)       (2.0)         46.0

         (a) Includes adjustments to carry derivatives at market and to reflect the impact of realized gains and losses on the amortization of deferred policy acquisition costs.
         (b) Does not include $16.9 million writedown of certain collateralized debt obligations which was recorded as the cumulative effect of an adoption of an accounting change at April 1, 2001.

      Increased impairment charges in recent years reflect a rise in corporate defaults in the marketplace resulting from the weakened economy.

UNCERTAINTIES Aside from risks common to most insurance operations, management believes that the areas of greatest exposure to material loss are Great American's exposure to asbestos, environmental and other mass tort claims and American Premier's exposure to asbestos, environmental and other contingencies arising out of its former operations.

      PROPERTY AND CASUALTY INSURANCE RESERVES Future costs of claims are projected based on historical trends adjusted for changes in underwriting standards, policy provisions, product mix and other factors. Estimating the liability for unpaid losses and LAE is inherently judgmental and is influenced by factors which are subject to significant variation. Through the use of analytical reserve development techniques, management monitors items such as the effect of inflation on medical, hospitalization, material, repair and replacement costs, general economic trends and the legal environment.

      Establishing reserves for A&E claims is subject to uncertainties that are greater than those presented by other types of claims. For a discussion of the uncertainties inherent in establishing reserves for asbestos and environmental claims, see "Litigation" and "Special A&E Charge" below and Note M - "Commitments and Contingencies" to the Financial Statements.

      LITIGATION AFC's insurance subsidiaries and American Premier are parties to litigation and receive claims alleging injuries and damages from asbestos, environmental and other substances and workplace hazards. The outcome of litigation relating to asbestos and environmental claims is uncertain due to numerous factors and may result in liabilities materially exceeding amounts AFC has currently recorded. For a discussion of the uncertainties inherent in establishing reserves for asbestos and environmental claims, see Legal Proceedings, "Special A&E Charge" below and Note M - "Commitments and Contingencies" to the Financial Statements.

       EXPOSURE TO MARKET RISK Market risk represents the potential economic loss arising from adverse changes in the fair value of financial instruments. AFC's exposures to market risk relate primarily to its investment portfolio and annuity contracts which are exposed to interest rate risk and, to a lesser extent, equity price risk. To a much lesser extent, AFC's long-term debt is also exposed to interest rate risk.

      FIXED MATURITY PORTFOLIO The fair value of AFC's fixed maturity portfolio is directly impacted by changes in market interest rates. AFC's fixed maturity portfolio is comprised of substantially all fixed rate investments with primarily short-term and intermediate-term maturities. This practice allows flexibility in reacting to fluctuations of interest rates. The portfolios of AFC's insurance operations are managed with an attempt to achieve an adequate risk-adjusted return while maintaining sufficient liquidity to meet policyholder obligations. AFC's life and annuity operations attempt to align the duration of their invested assets to the projected cash flows of policyholder liabilities.

      The following table provides information about AFC's fixed maturity investments at December 31, 2001 and 2000, that are sensitive to interest rate risk. The table shows principal cash flows (in millions) and related weighted average interest rates by expected maturity date for each of the five subsequent years and for all years thereafter. Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. Mortgage-backed securities ("MBSs") and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

                  December 31, 2001                      December 31, 2000
                  -----------------                      -----------------
                   Principal                              Principal
                  Cash Flows   Rate                      Cash Flows   Rate
                  ----------   ----                      ----------   ----
      2002         $   956.2   8.62%      2001            $   494.2   8.46%
      2003           1,407.3   7.84       2002                673.4   7.60
      2004             860.1   8.56       2003              1,406.6   7.74
      2005           1,081.6   7.50       2004                835.6   8.01
      2006           1,109.7   6.89       2005              1,142.1   7.46
      Thereafter     5,263.1   7.08       Thereafter        5,737.0   7.41
                   ---------                              ---------

      Total        $10,678.0   7.46%                      $10,288.9   7.57%
                   =========                              =========

      Fair Value   $10,748.6                              $10,164.6
                   =========                              =========

      EQUITY PRICE RISK Equity price risk is the potential economic loss from adverse changes in equity security prices. Although AFC's investment in "Other stocks" is less than 3% of total investments, it is concentrated in a relatively limited number of positions; approximately four-fifths of the total is in five investments. While this approach allows management to more closely monitor the companies and industries in which they operate, it does increase risk exposure to adverse price declines in a major position.

      Included in "Other stocks" at December 31, 2001 were warrants (valued at $15.6 million) to purchase common stock of various companies. Under Statement of Financial Accounting Standards ("SFAS") No. 133, which was adopted as of October 1, 2000, these warrants are generally considered derivatives and marked to market through current earnings as realized gains and losses.

      ANNUITY CONTRACTS Substantially all of GAFRI's fixed rate annuity contracts permit GAFRI to change crediting rates (subject to minimum interest rate guarantees of 3% to 4% per annum) enabling management to react to changes in market interest rates and maintain an adequate spread. The spread could be at risk, however, if yields available on newly invested funds fell significantly from current yields and remained lower for a long period. Projected payments (in millions) in each of the subsequent five years and for all years thereafter on GAFRI's fixed annuity liabilities at December 31 were as follows.
                                                                            Fair
           First   Second   Third   Fourth   Fifth  Thereafter    Total    Value
           -----   ------   -----   ------   -----  ----------   ------   ------
    2001    $750     $680    $650     $630    $610      $2,512   $5,832   $5,659
    2000     720      710     660      630     620       2,204    5,544    5,426

       Nearly half of GAFRI's fixed annuity liabilities at December 31, 2001, were two-tier in nature in that policyholders can receive a higher amount if they annuitize rather than surrender their policy, even if the surrender charge period has expired. Current stated crediting rates on GAFRI's principal fixed annuity products average 5% and range from 3% on equity-indexed annuities (before any equity participation) to 7% on certain new policies (including first year bonus amounts). GAFRI estimates that its effective weighted-average crediting rate over the next five years will approximate 5%. This rate reflects actuarial assumptions as to (i) deaths, (ii) the number of policyholders who annuitize and receive higher credited amounts and (iii) the number of policyholders who surrender. Actual experience and changes in actuarial assumptions may result in different effective crediting rates than those above.

      GAFRI's equity-indexed fixed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. GAFRI attempts to mitigate the risk in the equity-based component of these products through the purchase of call options on the appropriate index. GAFRI's strategy is designed so that an increase in the liabilities due to an increase in the market index will be substantially offset by unrealized gains on the call options. Under SFAS No. 133, both the equity-based component of the annuities and the related call options are considered derivatives and marked to market through current earnings as annuity benefits. Adjusting these derivatives to market value had a net effect of less than $1 million on annuity benefits in 2001 and 2000.

      DEBT AND PREFERRED SECURITIES The following table shows scheduled principal payments (in millions) on fixed-rate long-term debt of AFC and its subsidiaries and related weighted average interest rates for each of the subsequent five years and for all years thereafter.

                      December 31, 2001                    December 31, 2000
                      -----------------                    -----------------
                      Scheduled                            Scheduled
                      Principal                            Principal
                       Payments    Rate                     Payments    Rate
                      ---------    ----                    ---------    ----
           2002         $  4.3     7.02%       2001           $  2.9    6.74%
           2003            *                   2002              4.7    6.86
           2004            *                   2003              *
           2005           10.1     9.07        2004             14.2    8.38
           2006           18.7     6.73        2005              9.7    9.16
           Thereafter    126.8     7.17        Thereafter      127.2    7.17
                        ------     ----                       ------    ----
           Total        $161.6     7.23%                      $159.8    7.38%
                        ======                                ======

           Fair Value   $156.5                                $152.9
                        ======                                ======

           (*) Less than $2 million.

      At December 31, 2001 and 2000, respectively, AFC and its subsidiaries had $337 million and $239 million in variable-rate debt maturing primarily in 2002 and 2004. The weighted average interest rate on AFC's variable-rate debt was 2.67% at

December 31, 2001 compared to 7.10% at December 31, 2000. There were $143 million and $218 million of subsidiary trust preferred securities outstanding at December 31, 2001 and 2000, none of which is scheduled for maturity or mandatory redemption during the next five years; the weighted average interest rate on these securities was 9.07% at December 31, 2001 and 8.44% at December 31, 2000.

RESULTS OF OPERATIONS - THREE YEARS ENDED DECEMBER 31, 2001

GENERAL Operating earnings before income taxes were $70 million in 2001, $120 million in 2000 and $310 million in 1999.

      Otherwise significantly improved pretax operating results for 2001 include a $100 million third quarter charge to increase asbestos and environmental insurance reserves and losses of $25 million resulting from the World Trade Center ("WTC") terrorist attack. Results for 2000 include a charge of $35 million for reserve strengthening in the California workers' compensation business, special litigation charges of $41 million and $23 million in income from the sale of certain lease rights.

      Excluding these unusual items, pretax operating results for 2001 were 13% higher than 2000 as a $64 million improvement in underwriting results was partially offset by the effect of $15 million in charges to increase environmental reserves related to certain former operations in 2001 and realized gains of $31 million in 2000 on the sale of subsidiaries and other investments.

      Pretax operating earnings for 2000 were 61% lower than those of 1999 due primarily to a decline in property and casualty underwriting results (including the charge for reserve strengthening in the California workers' compensation business), special litigation charges and lower realized gains, partially offset by income from the lease rights sale. Results for 1999 include a fourth quarter charge of $10 million for estimated expenses related to realignment within the operating units of the life, health and annuity business.

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

      Since mid-2000, AFC has been actively realigning its mix of business and resetting its rate structure with a goal of achieving underwriting profits, even if it entails sacrificing volume. Management expects the improvement experienced in the latter part of 2001 to continue in 2002.

      Underwriting results of AFC's insurance operations outperformed the industry average for the sixteenth consecutive year (excluding special A&E charges of $100 million in 2001 and $214 million in 1998). AFC's insurance operations have been able to exceed the industry's results by focusing on growth opportunities in the more profitable areas of the specialty and nonstandard auto businesses.

       Net written premiums and combined ratios for AFC's property and casualty insurance subsidiaries were as follows (dollars in millions):

                                                    2001      2000      1999
                                                    ----      ----      ----
     Net Written Premiums (GAAP)
     ---------------------------
     Specialty                                    $1,542    $1,324    $1,111
     Personal                                      1,040     1,311     1,154
     Other Lines                                    -            3        (2)
                                                  ------    ------    ------
                                                  $2,582    $2,638    $2,263
                                                  ======    ======    ======
     Combined Ratios (GAAP)
     ----------------------
     Specialty                                     101.7%    107.9%    102.7%
     Personal                                      107.9     108.6     100.7
     Aggregate (including A&E and other lines)     108.8%    108.0%    102.0%

      SPECIAL A&E CHARGE Estimating ultimate liability for asbestos claims presents unique and difficult challenges to the insurance industry due to, among other things, inconsistent court decisions, an increase in bankruptcy filings as a result of asbestos-related liabilities, novel theories of coverage, and judicial interpretations that often expand theories of recovery and broaden the scope of coverage. The casualty insurance industry is engaged in extensive litigation over these coverage and liability issues as the volume and severity of claims against asbestos defendants continue to increase.

      During 2001, AFC completed a comprehensive study of its A&E reserves begun after experiencing an increase in the number and severity of asbestos claims during the second quarter of 2001 and observing the developments of adverse trends in the property and casualty insurance industry concerning asbestos losses. As a result, AFC recorded a third quarter charge of $100 million. This charge, accompanied by a transfer of $36 million from excess reserves for other environmental claims, resulted in an increase of $136 million in asbestos reserves.

      While management believes that the reserves, as strengthened, are a reasonable estimate of ultimate liability for A&E claims, actual results may vary materially from the amounts currently recorded due to outstanding issues and uncertainties such as whether coverage exists, whether claims are to be allocated among triggered policies and implicated years, whether claimants who exhibit no signs of illness will be successful in pursuing their claims, predicting the number of future claims, and the impact of recent bankruptcy filings.

      Further, certain policyholders assert that each bodily injury claim should be treated as a separate occurrence under the policy, and that their claims are not subject to aggregate limits on coverage because either their policies did not contain aggregate limits with respect to products liability coverage or, faced with exhaustion of products coverage limits, their asbestos claims fall within non-products liability coverage which is not subject to any aggregate limit. These claims are now being contested in insurance coverage litigation in various jurisdictions. In rejecting the claims that are the basis of this litigation, AFC believes its coverage defenses are substantial and intends to continue to vigorously defend its position. Nonetheless, the outcome of this litigation is uncertain and such claims may have a material adverse effect upon AFC's future results of operations and financial condition. For a discussion of this litigation, see Legal Proceedings.

      SPECIALTY The Specialty group's increase in net written premiums in 2001 reflects the impact of rate increases implemented in 2000 and 2001 and the realization of growth opportunities in certain commercial markets, partially offset by the decision to discontinue certain lines of business that were not achieving adequate returns. Specialty rate increases averaged over 20% in 2001 and are expected to be at least 15% in 2002. The improvement in the combined ratio compared to 2000 reflects the impact of rate increases and unusually strong results in several businesses. Excluding the effect of the attack on the World Trade Center, the Specialty group reported an underwriting profit with a combined ratio of 99.9% for 2001.

      The Specialty group's increase in net written premiums in 2000 reflects the effect of (i) the January 2000 termination of reinsurance agreements relating to the California workers' compensation business which were in effect throughout 1999, (ii) rate increases in certain casualty markets (particularly California workers' compensation) and (iii) the realization of growth opportunities in certain commercial markets. Excluding the impact of the terminated reinsurance agreements, net written premiums were up approximately 14% for 2000. In response to continued losses in the California workers' compensation business, rate increases implemented for this business averaged 25% in 2000. Rate increases implemented in the other specialty operations averaged 12% in 2000.

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

      PERSONAL The Personal group's decline in net written premiums in 2001 reflects a reinsurance agreement, effective April 1, 2001, under which AFC cedes 90% of the automobile physical damage business written by certain of its insurance subsidiaries. This agreement is enabling AFC to reallocate some of its capital to the more profitable specialty operations. Excluding the effect of this agreement, the Personal group's net written premiums declined about 4% in 2001 as lower business volume was partially offset by the impact of significant rate increases in 2000 and 2001. The group implemented rate increases of about 14% in 2001 and expects to implement rate increases of at least 7% in 2002. As a result of rate increases in 2001 and 2000, the combined ratio improved to 107.9% for 2001.

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

LIFE, ACCIDENT AND HEALTH PREMIUMS AND BENEFITS Life, accident and health premiums and benefits increased in 2001 and 2000 due primarily to the acquisition of a block of supplemental health insurance business in November 2000 and the October 1999 acquisition of United Teacher Associates.

INVESTMENT INCOME Changes in investment income reflect fluctuations in market rates and changes in average invested assets. Investment income increased in 2001 due primarily to higher average investment in fixed maturity securities, partially offset by lower average interest rates on those investments.

GAIN ON SALE OF OTHER INVESTMENTS In September 2000, GAFRI realized a $27.2 million pretax gain on the sale of its minority ownership in a company engaged in the production of ethanol. GAFRI's investment was repurchased by the ethanol company which, following the purchase, became wholly-owned by AFC's Chairman.

GAINS (LOSSES) ON SECURITIES Realized gains (losses) on sales of securities include provisions for other than temporary impairment of securities still held of $125.5 million in 2001, $27.5 million in 2000 and $13 million in 1999. The provision for 2001 includes $8 million for the writedown of AFC's investment in Chiquita from $1.00 per share to $.67 per share.

       Realized gains (losses) on securities includes gains of $5.2 million in 2001 and $1.5 million in the fourth quarter of 2000 to adjust the carrying value of AFC's investment in warrants to market value under SFAS No. 133.

GAINS ON SALES OF SUBSIDIARIES In 2001, AFC recognized a $7.1 million pretax gain on the sale of a small insurance subsidiary. In connection with the sale of the Japanese division in 2001, AFC recognized a $6.9 million pretax loss and deferred a gain of approximately $21 million on ceded insurance which is being recognized over the estimated settlement period (weighted average of 4 years) of the ceded claims.

       In 2000, AFC recognized (i) a $25 million pretax gain representing an earn-out related to the 1998 sale of its Commercial lines division, (ii) a $10.3 million pretax loss on the sale of Stonewall Insurance Company and (iii) a $10.7 million estimated pretax loss related to the agreement to sell its Japanese division (completed in 2001).

REAL ESTATE OPERATIONS AFC's subsidiaries are engaged in a variety of real estate operations including hotels, apartments, office buildings and recreational facilities; they also own several parcels of land. Revenues and expenses of these operations, including gains and losses on disposal, are included in AFC's statement of operations as shown below (in millions).

                                                   2001     2000     1999
                                                   ----     ----     ----
     Other income                                $102.6    $95.9    $87.4
     Other operating and general expenses          64.9     65.6     62.5
     Interest charges on borrowed money             2.3      2.6      2.8
     Minority interest expense, net                 3.9      1.9      2.1

      Other income includes net pretax gains on the sale of real estate assets of $27.2 million in 2001, $12.4 million in 2000 and $15.2 million in 1999.

OTHER INCOME

      2001 COMPARED TO 2000 Other income returned to more normal levels in 2001 due primarily to the absence of income from the sale of lease rights, lease residuals and other operating assets.

      2000 COMPARED TO 1999 Other income increased $78.5 million (45%) in 2000 due primarily to increased fee income generated by certain insurance operations, income from the sale of lease rights and lease residuals and increased revenues from real estate operations.

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

INTEREST ON BORROWED MONEY Changes in interest expense result from fluctuations in market rates as well as changes in borrowings. AFC has generally financed its borrowings on a long-term basis which has resulted in higher current costs. Interest expense decreased in 2001 as lower average interest rates on AFC's variable rate debt and lower average subsidiary indebtedness more than offset higher average borrowings under the AFC bank line. Interest expense increased in 2000 due to higher average indebtedness.

OTHER OPERATING AND GENERAL EXPENSES

      2001 COMPARED TO 2000 Excluding the 2000 litigation charges discussed below, other operating and general expenses increased $29 million (7%)due primarily to a $14.8 million increase in environmental reserves related to former operations and increased amortization of annuity and life deferred acquisition costs resulting from increased sales of traditional life insurance and changes in actuarial assumptions related to variable annuities.

      2000 COMPARED TO 1999 Other operating and general expenses for 2000 include second quarter charges of $18.3 million related to an agreement to settle a lawsuit against a GAFRI subsidiary and $8.8 million for an adverse California Supreme Court ruling against an AFC property and casualty subsidiary. Excluding these litigation charges, other operating and general expenses increased $58.6 million (15%) due primarily to the inclusion of the operations of UTA following its acquisition in October 1999 and increased expenses from certain start-up operations.

      During 1999, AFC expensed approximately $23 million to successfully ensure that its systems would function properly in the year 2000 and beyond. Because a significant portion of the Year 2000 Project was completed using internal staff, these costs do not represent solely incremental costs.

INCOME TAXES See Note K to the Financial Statements for an analysis of items affecting AFC's effective tax rate.

INVESTEE CORPORATIONS

      CHIQUITA Equity in net losses of investee corporations for 2000 and 1999 includes AFC's proportionate share of the results of Chiquita Brands International. Chiquita reported net losses attributable to common shareholders of $112 million in 2000 and $75.5 million in 1999. In 2001, AFC suspended accounting for Chiquita under the equity method due to Chiquita's pending restructuring.

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

      START-UP MANUFACTURING BUSINESSES AFC's pretax operating earnings for 2000 include losses of $6.7 million from two start-up manufacturing businesses acquired in 2000 from their former owners. AFC sold the equity interests in these businesses in the fourth quarter of 2000 for a nominal cash consideration plus warrants to repurchase a significant ownership interest. Beginning in the fourth quarter of 2000, AFC's equity in the results of operations of these businesses is included in investee earnings. Loans outstanding to these businesses totaled $86.1 million at December 31, 2001 and $61.5 million at December 31, 2000. Because AFC retains the financial risk in these businesses, it continues accounting for their operations under the equity method as investees. Accordingly, AFC's carrying value of these businesses was approximately $45 million at December 31, 2001 and 2000.

      In 2001 and 2000, equity in net losses of investee corporations includes $16.6 million and $4.1 million, respectively, in losses of these businesses. Investee losses in 2001 include litigation judgments of $4.7 million against one of the companies relating to the alleged misappropriation of a trade secret and infringement of a patent. In November 2001, an injunction was issued which would prohibit the company from using the equipment which was the subject of the trade secret claim and effectively close the plant. The injunction was subsequently modified, pending appeal, to permit operations to continue and require certain escrow payments. If the investee is unsuccessful in its attempt to have the injunction lifted or further modified, or if operating results fail to improve, a substantial portion of AFC's investment ($31.8 million as of December 31, 2001), may be written off.

CUMULATIVE EFFECT OF ACCOUNTING CHANGES In 2001, the cumulative effect of accounting change represents the implementation of a new accounting standard (EITF 99-20) which resulted in a writedown of $16.9 million ($10.0 million or $.15 per share after tax and minority interest) of the carrying value of certain collateralized debt obligations as of April 1, 2001.

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

       In 1999, GAFRI implemented Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities". The SOP requires that costs of start-up activities be expensed as incurred and that unamortized balances of previously deferred costs be expensed and reported as the cumulative effect of a change in accounting principle. Accordingly, AFC expensed previously capitalized start-up costs of $3.8 million (net of minority interest and taxes) in the first quarter of 1999.

RECENT ACCOUNTING STANDARDS The following accounting standards have been or will be implemented by AFC. The implementation of these standards is discussed under various subheadings of Note A to the Financial Statements; effects of each are shown in the relevant Notes.

   Accounting
   Standard     Subject of Standard (Year Implemented)   Reference
   ----------   --------------------------------------   ---------
   SOP 98-5     Start-up Costs (1999)                    "Start-up Costs"
   SFAS #133    Derivatives (2000)                       "Derivatives"
   EITF 99-20   Asset-backed Securities (2001)           "Investments"
   SFAS #141    Business Combinations (2001)             "Business Combinations"
   SFAS #142    Goodwill and Other Intangibles (2002)    "Goodwill"

       Other standards issued in recent years did not apply to AFC or had only negligible effects on AFC.

       In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 141, business combinations initiated after June 30, 2001 are required to be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill will no longer be required to be amortized beginning January 1, 2002, but will be subject to an impairment test at least annually. A transitional test for impairment is required to be completed in 2002 with any resulting writedown reported during the first quarter as a cumulative effect of a change in accounting principle. Other operating and general expenses include goodwill amortization of $14.5 million in 2001, $17.3 million in 2000 and $14.4 million in 1999. The carrying value of AFC's goodwill at December 31, 2001, was $316.2 million. AFC has not yet determined what effect, if any, the transitional test for impairment will have on its earnings or financial position.

                                     ITEM 7A

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information required by Item 7A is included in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                     ITEM 8

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                Page
                                                                ----
Report of Independent Auditors                                   F-1

Consolidated Balance Sheet:
      December 31, 2001 and 2000                                 F-2

Consolidated Statement of Operations:
      Years ended December 31, 2001, 2000 and 1999               F-3

Consolidated Statement of Changes in Shareholders' Equity
      Years ended December 31, 2001, 2000 and 1999               F-4

Consolidated Statement of Cash Flows:
      Years ended December 31, 2001, 2000 and 1999               F-5

Notes to Consolidated Financial Statements                       F-6


"Selected Quarterly Financial Data" has been included in Note N to the Consolidated Financial Statements.

PLEASE REFER TO "FORWARD-LOOKING STATEMENTS" FOLLOWING THE INDEX IN FRONT OF THIS FORM 10-K.

                         ------------------------------

                                    PART III

      The information required by the following Items will be included in AFC's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year and is incorporated herein by reference.

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

    ITEM 12       Security Ownership of Certain Beneficial Owners and Management
                  --------------------------------------------------------------

    ITEM 13       Certain Relationships and Related Transactions
                  ----------------------------------------------

                         REPORT OF INDEPENDENT AUDITORS


BOARD OF DIRECTORS
AMERICAN FINANCIAL CORPORATION

We have audited the accompanying consolidated balance sheet of American Financial Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Financial Corporation and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                       ERNST & YOUNG LLP


Cincinnati, Ohio
March 8, 2002

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)


                                                             December 31,
                                                     --------------------------
                                                             2001          2000
                                                             ----          ----
ASSETS:
 Cash and short-term investments                      $   543,644   $   437,263
 Investments:
  Fixed maturities - at market
   (amortized cost - $10,593,205 and $10,148,248)      10,748,605    10,164,648
  Other stocks - at market
   (cost - $187,810 and $174,959)                         313,710       385,359
  Investment in investee corporations                        -           23,996
  Policy loans                                            211,288       213,469
  Real estate and other investments                       262,801       270,250
                                                      -----------   -----------
      Total investments                                11,536,404    11,057,722

 Recoverables from reinsurers and prepaid
  reinsurance premiums                                  2,286,509     1,845,171
 Agents' balances and premiums receivable                 666,171       700,215
 Deferred acquisition costs                               818,323       763,097
 Other receivables                                        254,137       239,806
 Variable annuity assets (separate accounts)              529,590       533,655
 Prepaid expenses, deferred charges and other assets      447,337       508,163
 Cost in excess of net assets acquired                    316,159       322,380
                                                      -----------   -----------

                                                      $17,398,274   $16,407,472
                                                      ===========   ===========

LIABILITIES AND CAPITAL:
 Unpaid losses and loss adjustment expenses           $ 4,777,580   $ 4,515,561
 Unearned premiums                                      1,640,955     1,414,492
 Annuity benefits accumulated                           5,832,120     5,543,683
 Life, accident and health reserves                       638,522       599,360
 Payable to American Financial Group, Inc.                356,689       439,371
 Long-term debt:
  Holding companies                                       228,252       204,338
  Subsidiaries                                            270,752       195,087
 Variable annuity liabilities (separate accounts)         529,590       533,655
 Accounts payable, accrued expenses and other
  liabilities                                           1,185,146       998,104
                                                      -----------   -----------
      Total liabilities                                15,459,606    14,443,651

 Minority interest                                        460,737       509,705

 Shareholders' Equity:
  Preferred Stock - at liquidation value                   72,154        72,154
  Common Stock, no par value
    - 20,000,000 shares authorized
    - 10,593,000 shares outstanding                         9,625         9,625
  Capital surplus                                         984,125       974,788
  Retained earnings                                       255,127       258,349
  Unrealized gain on marketable securities, net           156,900       139,200
                                                      -----------    ----------
      Total shareholders' equity                        1,477,931     1,454,116
                                                      -----------   -----------

                                                      $17,398,274   $16,407,472
                                                      ===========   ===========


See notes to consolidated financial statements.

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                        Year ended December 31,
                                               --------------------------------------
                                                      2001          2000         1999
                                                      ----          ----         ----
INCOME:
  Property and casualty insurance premiums      $2,593,938    $2,494,892   $2,210,819
  Life, accident and health premiums               280,122       230,441      119,160
  Investment income                                859,484       837,361      834,889
  Realized gains (losses) on:
    Securities                                     (24,140)      (26,581)      20,053
    Subsidiaries                                       170         4,032         -
    Other investments                                 -           27,230         -
  Other income                                     219,891       252,735      174,283
                                                ----------    ----------   ----------
                                                 3,929,465     3,820,110    3,359,204

COSTS AND EXPENSES:
  Property and casualty insurance:
    Losses and loss adjustment expenses          2,080,057     1,961,538    1,588,651
    Commissions and other underwriting expenses    741,396       735,241      665,109
  Annuity benefits                                 294,654       293,171      262,632
  Life, accident and health benefits               213,022       175,174       86,439
  Interest charges on borrowed money                60,556        67,310       64,888
  Other operating and general expenses             469,399       467,417      381,743
                                                ----------    ----------   ----------
                                                 3,859,084     3,699,851    3,049,462
                                                ----------    ----------   ----------
Operating earnings before income taxes              70,381       120,259      309,742
Provision for income taxes                          15,287        32,812      101,020
                                                ----------    ----------   ----------

Net operating earnings                              55,094        87,447      208,722

Minority interest expense, net of tax              (25,954)      (18,051)     (38,436)
Equity in net losses of investees, net of tax      (16,550)      (92,449)     (17,783)
                                                ----------    ----------   ----------
Earnings (loss) before extraordinary items
  and accounting changes                            12,590       (23,053)     152,503
Extraordinary items - loss on prepayment of deb       -             -          (3,849)
Cumulative effect of accounting changes            (10,040)       (9,072)      (3,854)
                                                ----------    ----------   ----------

NET EARNINGS (LOSS)                             $    2,550   ($   32,125)  $  144,800
                                                ==========    ==========   ==========



See notes to consolidated financial statements.

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                               Common Stock                   Unrealized
                                    Preferred   and Capital    Retained      Gain (Loss)
                                        Stock       Surplus    Earnings    on Securities          Total
                                   ----------  ------------    --------    -------------     ----------
Balance at December 31, 1998          $72,154      $952,984    $157,218         $348,300     $1,530,656
Net earnings                             -             -        144,800             -           144,800
Change in unrealized                     -             -           -            (363,000)      (363,000)
                                                                                             ----------
  Comprehensive income (loss)                                                                  (218,200)

Dividends on Preferred Stock             -             -         (5,772)            -            (5,772)
Capital Contribution from parent         -           12,267        -                -            12,267
Other                                    -            5,156        -                -             5,156
                                      -------      --------    --------         --------     ----------

Balance at December 31, 1999          $72,154      $970,407    $296,246        ($ 14,700)    $1,324,107
                                      =======      ========    ========         ========     ==========


Net earnings (loss)                   $  -         $   -      ($ 32,125)        $   -       ($   32,125)
Change in unrealized                     -             -           -             153,900        153,900
                                                                                             ----------
  Comprehensive income                                                                          121,775

Dividends on Preferred Stock             -             -         (5,772)            -            (5,772)
Capital Contribution from parent         -           12,267        -                -            12,267
Other                                    -            1,739        -                -             1,739
                                      -------      --------    --------         --------     ----------

Balance at December 31, 2000          $72,154      $984,413    $258,349         $139,200     $1,454,116
                                      =======      ========    ========         ========     ==========


Net earnings                          $  -         $   -       $  2,550         $   -        $    2,550
Change in unrealized                     -             -           -              17,700         17,700
                                                                                             ----------
  Comprehensive income                                                                           20,250

Dividends on Preferred Stock             -             -         (5,772)            -            (5,772)
Capital Contributions from parent        -           12,267        -                -            12,267
Other                                    -           (2,930)       -                -            (2,930)
                                      -------      --------    --------         --------     ----------

Balance at December 31, 2001          $72,154      $993,750    $255,127         $156,900     $1,477,931
                                      =======      ========    ========         ========     ==========

See notes to consolidated financial statements.

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                          Year ended December 31,
                                                   --------------------------------------
                                                         2001          2000          1999
                                                         ----          ----          ----
OPERATING ACTIVITIES:
  Net earnings (loss)                              $    2,550   ($   32,125)   $  144,800
  Adjustments:
    Extraordinary items                                  -             -            3,849
    Cumulative effect of accounting changes            10,040         9,072         3,854
    Equity in net losses of investees                  16,550        92,449        17,783
    Depreciation and amortization                     147,235       117,063        94,829
    Annuity benefits                                  294,654       293,171       262,632
    Changes in reserves on assets                      10,505         3,795        (8,285)
    Realized gains on investing activities             (2,604)      (25,173)      (37,889)
    Deferred annuity and life policy acquisition
      costs                                          (137,724)     (146,686)     (119,382)
    Decrease (increase) in reinsurance and
      other receivables                              (310,307)       71,090      (100,824)
    Decrease (increase) in other assets               (41,557)      (87,387)       66,302
    Increase in insurance claims and reserves         546,522       189,587       112,721
    Increase (decrease) in other liabilities          162,577       (20,293)      (51,773)
    Increase (decrease) in minority interest           18,491          (445)       22,224
    Dividends from investees                             -             -            4,799
    Other, net                                         12,904         1,927         4,643
                                                   ----------    ----------    ----------
                                                      729,836       466,045       420,283
                                                   ----------    ----------    ----------
INVESTING ACTIVITIES:
  Purchases of and additional investments in:
    Fixed maturity investments                     (3,827,768)   (1,635,578)   (2,034,642)
    Equity securities                                  (9,071)      (45,800)      (80,624)
    Subsidiaries                                         -             -         (285,971)
    Real estate, property and equipment               (90,111)      (88,371)      (74,063)
  Maturities and redemptions of fixed maturity
    investments                                       902,820       689,691     1,047,169
  Sales of:
    Fixed maturity investments                      2,468,492       810,942     1,212,208
    Equity securities                                  15,814        84,147       100,076
    Investees and subsidiaries                         40,395        30,694          -
    Real estate, property and equipment                71,002        30,150        31,354
  Cash and short-term investments of acquired
    (former) subsidiaries, net                       (134,237)     (132,163)       54,331
  Decrease (increase) in other investments             (7,827)        5,637        21,439
                                                   ----------    ----------    ----------
                                                     (570,491)     (250,651)       (8,723)
                                                   ----------    ----------    ----------

FINANCING ACTIVITIES:
  Fixed annuity receipts                              616,628       496,742       446,430
  Annuity surrenders, benefits and withdrawals       (622,474)     (731,856)     (698,281)
  Net transfers from fixed to variable annuities         (363)      (50,475)      (19,543)
  Additional long-term borrowings                     242,613       182,462       269,700
  Reductions of long-term debt                       (143,840)     (141,577)     (415,478)
  Borrowings from AFG                                  17,077       174,500       266,100
  Payments to AFG                                    (100,500)     (108,413)     (168,800)
  Repurchases of trust preferred securities           (75,000)       (1,427)       (5,509)
  Capital contribution                                 18,667        18,667        18,667
  Cash dividends paid                                  (5,772)       (5,772)       (5,772)
                                                   ----------    ----------    ----------
                                                      (52,964)     (167,149)     (312,486)
                                                   ----------    ----------    ----------

Net Increase in Cash and Short-term Investments       106,381        48,245        99,074

Cash and short-term investments at beginning of
  period                                              437,263       389,018       289,944
                                                   ----------    ----------    ----------

Cash and short-term investments at end of period   $  543,644    $  437,263    $  389,018
                                                   ==========    ==========    ==========

See notes to consolidated financial statements.

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------
                                 INDEX TO NOTES
                                 --------------


 A. ACCOUNTING POLICIES                      I. MINORITY INTEREST
 B. ACQUISITIONS AND SALES OF SUBSIDIARIES   J. SHAREHOLDERS' EQUITY
    AND INVESTEES                            K. INCOME TAXES
 C. SEGMENTS OF OPERATIONS                   L. EXTRAORDINARY ITEMS
 D. INVESTMENTS                              M. COMMITMENTS AND CONTINGENCIES
 E. INVESTMENT IN INVESTEE CORPORATIONS      N. QUARTERLY OPERATING RESULTS
 F. COST IN EXCESS OF NET ASSETS ACQUIRED    O. INSURANCE
 G. PAYABLE TO AMERICAN FINANCIAL GROUP      P. ADDITIONAL INFORMATION
 H. LONG-TERM DEBT                           Q. SUBSEQUENT EVENT
-------------------------------------------------------------------------------

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

      Gains or losses on securities are determined on the specific identification basis. When a decline in the value of a specific investment is considered to be other than temporary, a provision for impairment is charged to earnings and the cost basis of that investment is reduced.

      Emerging Issues Task Force Issue No. 99-20 established a new standard for recognition of impairment on certain asset-backed investments. Impairment losses on these investments must be recognized when (i) the fair value of the security is less than its cost basis and (ii) there has been an adverse change in the expected cash flows. The new standard became effective on April 1, 2001. Impairment losses at initial application of this rule were recognized as the cumulative effect of an accounting change. Subsequent impairments are recognized as a component of net realized gains and losses.

      INVESTMENT IN INVESTEE CORPORATIONS Investments in securities of 20%- to 50%-owned companies are generally carried at cost, adjusted for AFC's proportionate share of their undistributed earnings or losses.

      Due to Chiquita's announced intention to pursue a plan to restructure its public debt, AFC wrote down its investment in Chiquita common stock to market value at December 31, 2000. In 2001, AFC suspended accounting for the investment under the equity method due to the expected restructuring, and reclassified the investment to "Other stocks."

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

      COST IN EXCESS OF NET ASSETS ACQUIRED Through December 31, 2001, the excess of cost of subsidiaries over AFC's equity in the underlying net assets ("goodwill") was being amortized over periods of 20 to 40 years. Under Statement of Financial Accounting Standards ("SFAS") No. 142 (issued in July 2001), goodwill will no longer be amortized but will be subject to an impairment test at least annually. SFAS No. 142 is effective beginning January 1, 2002, with the initial effect of the standard reported as a first quarter 2002 cumulative effect of a change in accounting principle.

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

            DEFERRED POLICY ACQUISITION COSTS ("DPAC") Policy acquisition costs (principally commissions, premium taxes and other marketing and underwriting expenses) related to the production of new business are deferred. For the property and casualty companies, DPAC is limited based upon recoverability without any consideration for anticipated investment income and is charged against income ratably over the terms of the related policies.

            DPAC related to annuities and universal life insurance products is amortized, with interest, in relation to the present value of expected gross profits on the policies. To the extent that realized gains and losses result in adjustments to the amortization of DPAC related to annuities, such adjustments are reflected as components of realized gains. DPAC related to annuities is also adjusted, net of tax, for the change in amortization that would have been recorded if the unrealized gains (losses) from securities had actually been realized. This adjustment is included in unrealized gains (losses) on marketable securities.

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

            VARIABLE ANNUITY ASSETS AND LIABILITIES Separate accounts related to variable annuities represent deposits invested in underlying investment funds on which Great American Financial Resources, Inc. ("GAFRI"), an 83%-owned subsidiary, earns a fee. Investment funds are selected and may be changed only by the policyholder, who retains all investment risk. Accordingly, GAFRI's liability for these accounts equals the value of the account assets.

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

DERIVATIVES Effective October 1, 2000, AFC implemented SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments (including derivative instruments that are embedded in other contracts) and for hedging activities. Prior year financial statements were not restated. SFAS No. 133 generally requires that derivatives (both assets and liabilities) be recognized in the balance sheet at fair value with changes in fair value included in current earnings. The cumulative effect of implementing SFAS No. 133, which resulted from the initial recognition of AFC's derivatives at fair value, was a loss of $9.1 million (net of minority interest and taxes).

Derivatives included in AFC's Balance Sheet consist primarily of investments in common stock warrants (included in other stocks), the equity-based component of certain annuity products (included in annuity benefits accumulated) and call options (included in other investments) used to mitigate the risk embedded in the equity-indexed annuity products.

START-UP COSTS Prior to 1999, GAFRI deferred certain costs associated with introducing new products and distribution channels and amortized them on a straight-line basis over 5 years. In 1999, GAFRI implemented Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities". The SOP requires that (i) costs of start-up activities be expensed as incurred and
(ii) unamortized balances of previously deferred costs be expensed and reported as the cumulative effect of a change in accounting principle. Accordingly, AFC expensed previously capitalized start-up costs of $3.8 million (net of minority interest and taxes) effective January 1, 1999.

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

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

B.    ACQUISITIONS AND SALES OF SUBSIDIARIES AND INVESTEES

      SEVEN HILLS INSURANCE COMPANY In July 2001, AFC sold Seven Hills Insurance Company for $18.4 million, realizing a pretax gain of $7.1 million. AFC retained all liability for Seven Hills' business related to the period AFC owned the company.

      JAPANESE DIVISION In December 2000, AFC agreed to sell its Japanese property and casualty division to Mitsui Marine & Fire Insurance Company of America for $22 million in cash and recorded an estimated $10.7 million pretax loss. Upon completion of the sale in March 2001, AFC realized an additional pretax loss of $6.9 million (including post closing adjustments) and deferred a gain of approximately $21 million on ceded insurance; the deferred gain is being recognized over the estimated settlement period (weighted average of 4 years) of the ceded claims. At the same time, a reinsurance agreement under which Great American Insurance ceded a portion of its pool of insurance to Mitsui was terminated. The Japanese division generated net written premiums of approximately $60 million per year to Great American while Great American ceded approximately $45 million per year to Mitsui.

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

      COMMERCIAL LINES DIVISION In 1998, AFC sold its Commercial lines division to Ohio Casualty Corporation for $300 million cash plus warrants to purchase shares of Ohio Casualty common stock. AFC received an additional $25 million (included in gains on sales of subsidiaries) in August 2000 under a provision in the sale agreement related to the retention and growth of the insurance businesses sold.

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

      During the fourth quarter of 2000, AFC sold the equity interests to a group of employees for nominal cash consideration plus warrants to repurchase a significant ownership interest. Due to the absence of significant financial investment by the buyers relative to the amount of loans ($61.5 million at December 31, 2000) owed to AFC subsidiaries, the sale was not recognized as a divestiture for accounting purposes. Assets of the businesses ($57.1 million at December 31, 2001 and $55.3 million at December 31, 2000) are included in other assets; liabilities of the businesses ($11.8 million at December 31, 2001 and $7.5 million at December 31, 2000, after consolidation and elimination of loans from AFC subsidiaries) are included in other liabilities. AFC's equity in the losses of these two companies during 2001 and the fourth quarter of 2000 of $16.6 million and $4.1 million, respectively, is included in investee losses in the Statement of Operations.

      WORLDWIDE INSURANCE COMPANY In 1999, AFC acquired Worldwide Insurance Company for $157 million in cash. Worldwide is a provider of direct response private passenger automobile insurance.

      UNITED TEACHER ASSOCIATES In 1999, GAFRI acquired United Teacher Associates Insurance Company of Austin, Texas ("UTA") for $81 million in cash. UTA provides supplemental health products and retirement annuities, and purchases blocks of insurance policies from other insurers.

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

      Great American Life Insurance Company of New York and Consolidated Financial In 1999, GAFRI acquired Great American Life Insurance Company of New York, formerly Old Republic Life Insurance Company of New York, for $27 million and Consolidated Financial Corporation, an insurance agency, for $21 million.

C. SEGMENTS OF OPERATIONS AFC's property and casualty group is engaged primarily in specialty and private passenger automobile insurance businesses. The Specialty group includes a highly diversified group of specialty business units. Some of the more significant areas are inland and ocean marine, California workers' compensation, agricultural-related coverages, executive and professional liability, fidelity and surety bonds, collateral protection, andumbrella and excess coverages. The Personal group writes nonstandard and preferred/standard private passenger auto and other personal insurance coverage. AFC's annuity and life business markets primarily retirement products as well as life and supplemental health insurance. AFC's businesses operate throughout the United States. In 2001, 2000, and 1999, AFC derived less than 2% of its revenues from the sale of life and supplemental health products in Puerto Rico and less than 1% of its revenues from the sale of property and casualty insurance in Mexico, Canada, Puerto Rico, Europe and Asia.

      The following tables (in thousands) show AFC's assets, revenues and operating profit (loss) by significant business segment. Operating profit
      (loss) represents total revenues less operating expenses.

                                                        2001            2000           1999
                                                        ----            ----           ----
      ASSETS
      Property and casualty insurance (a)        $ 8,796,909     $ 8,200,683    $ 8,158,371
      Annuities and life                           8,370,904       7,934,851      7,523,570
      Other                                          230,461         247,942        181,884
                                                 -----------     -----------    -----------
                                                  17,398,274      16,383,476     15,863,825
      Investment in investees                           -             23,996        159,984
                                                 -----------     -----------    -----------
                                                 $17,398,274     $16,407,472    $16,023,809
                                                 ===========     ===========    ===========

      REVENUES (b)
      Property and casualty insurance:
        Premiums earned:
          Specialty                              $ 1,409,497     $ 1,223,435    $ 1,047,858
          Personal                                 1,182,651       1,270,328      1,163,223
          Other lines (c)                              1,790           1,129           (262)
                                                 -----------     -----------    -----------
                                                   2,593,938       2,494,892      2,210,819
        Investment and other income                  458,410         450,537        450,829
                                                 -----------     -----------    -----------
                                                   3,052,348       2,945,429      2,661,648
      Annuities and life (d)                         855,733         823,586        665,661
      Other                                           21,384          51,095         31,895
                                                 -----------     -----------    -----------
                                                 $ 3,929,465     $ 3,820,110    $ 3,359,204
                                                 ===========     ===========    ===========
      OPERATING PROFIT (LOSS)
      Property and casualty insurance:
        Underwriting:
          Specialty                             ($    23,274)   ($    94,857)  ($    28,015)
          Personal                                   (93,254)       (108,372)        (7,685)
          Other lines (c)(e)                        (110,987)          1,342         (7,241)
                                                 -----------     -----------    -----------
                                                    (227,515)       (201,887)       (42,941)
        Investment and other income                  296,725         289,549        282,440
                                                 -----------     -----------    -----------
                                                      69,210          87,662        239,499
      Annuities and life                             100,864          96,211        110,750
      Other (f)                                      (99,693)        (63,614)       (40,507)
                                                 -----------     -----------    -----------
                                                 $    70,381     $   120,259    $   309,742
                                                 ===========     ===========    ===========

      (a)    Not allocable to segments.
      (b) Revenues include sales of products and services as well as other income earned by the respective segments.
      (c) Represents lines in "run-off"; AFC has ceased underwriting new business in these operations.
      (d)    Represents primarily investment income.
      (e) Includes a charge of $100 million in 2001 related to asbestos and other environmental matters ("A&E").
      (f)    Includes holding company expenses.

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

D. INVESTMENTS Fixed maturities and other stocks at December 31 consisted of the following (in millions):

                                                         2001                                        2000
                                     -----------------------------------------    ------------------------------------------
                                                             Gross  Unrealized                             Gross  Unrealized
                                     Amortized     Market    -----------------    Amortized     Market    ------------------
                                          Cost      Value     Gains     Losses         Cost      Value       Gains    Losses
                                     ---------     ------    ------     ------    ---------     ------     -------    ------

       Fixed maturities:
         United States Government
          and government agencies
          and authorities            $ 1,000.1  $ 1,017.8    $ 21.7   ($  4.0)    $   537.9  $   553.5     $ 16.9  ($  1.3)
         States, municipalities and
          political subdivisions         405.6      414.9      16.2      (6.9)        416.6      426.9       12.2     (1.9)
         Foreign government              105.5      108.8       3.5       (.2)         84.1       86.5        2.7      (.3)
         Public utilities                772.0      778.8      14.4      (7.6)        634.7      637.3       11.5     (8.9)
         Mortgage-backed securities    2,632.9    2,702.5      89.5     (19.9)      2,604.2    2,670.1       79.4    (13.5)
         All other corporate           5,616.6    5,673.5     160.2    (103.3)      5,809.3    5,734.6       87.7   (162.4)
         Redeemable preferred stocks      60.5       52.3        .8      (9.0)         61.4       55.7         .2     (5.9)
                                     ---------  ---------    ------    ------     ---------  ---------     ------   ------

                                     $10,593.2  $10,748.6    $306.3   ($150.9)    $10,148.2  $10,164.6     $210.6  ($194.2)
                                     =========  =========    ======    ======     =========  =========     ======   ======

       Other stocks                  $   187.8  $   313.7    $135.7   ($  9.8)    $   175.0  $   385.4     $224.6  ($ 14.2)
                                     =========  =========    ======    ======     =========  =========     ======   ======

      The table below sets forth the scheduled maturities of fixed maturities based on market value as of December 31, 2001. Data based on amortized cost is generally the same. Mortgage-backed securities had an average life of approximately five years at December 31, 2001.

                  Maturity
                ------------------------------
                One year or less                             4%
                After one year through five years           25
                After five years through ten years          30
                After ten years                             16
                                                           ---
                                                            75
                Mortgage-backed securities                  25
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

      The only investment which exceeds 10% of Shareholders' Equity is an equity investment in Provident Financial Group, Inc., having a market value of $191 million and $272 million at December 31, 2001 and 2000, respectively.

      Realized gains (losses) and changes in unrealized appreciation (depreciation) on fixed maturity and equity security investments are summarized as follows (in thousands):

                                      Fixed       Equity        Tax
                                 Maturities   Securities    Effects       Total
                                 ----------   ----------   --------    --------
         2001
         ----
         Realized                 ($ 15,315)    ($ 8,825)  $  8,451   ($ 15,689)
         Change in Unrealized       139,000      (84,500)   (19,200)     35,300

         2000
         ----
         Realized                   (24,186)      (2,395)     9,303     (17,278)
         Change in Unrealized       255,200       29,900    (98,200)    186,900

         1999
         ----
         Realized                   (13,191)      33,244     (7,019)     13,034
         Change in Unrealized      (641,800)     (42,500)   237,500    (446,800)

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

      Gross gains and losses on fixed maturity investment transactions included in the Statement of Cash Flows consisted of the following (in millions):

                                    2001             2000            1999
                                    ----             ----            ----

             Gross Gains          $108.9            $15.9           $29.1
             Gross Losses        ($124.2)          ($40.1)         ($42.3)

E. INVESTMENT IN INVESTEE CORPORATIONS Investment in investee corporations at December 31, 2000, reflects AFC's ownership of 24 million shares (36%) of Chiquita common stock. The market value of this investment was $24 million at December 31, 2000. Chiquita is a leading international marketer, producer and distributor of quality fresh fruits and vegetables and processed foods.

      Summarized financial information for Chiquita at December 31, is shown below (in millions).
                                                     2000       1999
                                                     ----       ----

          Current Assets                           $  847
          Noncurrent Assets                         1,570
          Current Liabilities                         613
          Noncurrent Liabilities                    1,221
          Shareholders' Equity                        583

          Net Sales                                $2,254     $2,556
          Operating Income                             27         42
          Net Loss                                    (95)       (58)
          Net Loss Attributable to Common Shares     (112)       (75)

      Chiquita's results for 2000 include $20 million in charges and writedowns of production and sourcing assets; 1999 results include a $9 million charge resulting from a workforce reduction program.

      In January 2001, Chiquita announced a restructuring initiative that included discontinuing all interest and principal payments on its public debt. Due to the expected restructuring, AFC recorded a fourth quarter 2000 pretax charge of $95.7 million to write down its investment in Chiquita to quoted market value at December 31, 2000. In 2001, AFC suspended accounting for the investment under the equity method and reclassified the investment to "Other stocks". In the third quarter of 2001, AFC wrote down its investment in Chiquita by an additional $8 million (to $.67 per share). On March 8, 2002, the court approved Chiquita's plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. The plan calls for the conversion of over $700 million in principal and accrued interest related to Chiquita's public debt into common equity. As a result, AFC will receive approximately 171,000 "new" shares (less than one-half of 1%) in the reorganized company plus warrants expiring in 2009 to purchase an additional 2.9 million shares at $19.23 per share.

F. COST IN EXCESS OF NET ASSETS ACQUIRED Amortization expense for the excess of cost over net assets of purchased subsidiaries was $14.5 million in 2001, $17.3 million in 2000 and $14.4 million in 1999. At December 31, 2001 and 2000, accumulated amortization amounted to approximately $182 million and $168 million, respectively.

G. PAYABLE TO AMERICAN FINANCIAL GROUP AFC has a reciprocal Master Credit Agreement with various AFG holding companies under which these companies make funds available to each other for general corporate purposes.

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

H. LONG-TERM DEBT Long-term debt consisted of the following at December 31, (in thousands):

                                                         2001        2000
                                                         ----        ----
      HOLDING COMPANIES:
         AFC notes payable under bank line           $203,000     $178,000
         American Premier Underwriters, Inc. ("APU")
           10-7/8% Subordinated Notes due May 2011,
           including premium of $836 and $890
           (imputed rate - 9.6%)                       11,557       11,611
        Other                                          13,695       14,727
                                                     --------     --------
                                                     $228,252     $204,338
                                                     ========     ========
      SUBSIDIARIES:
         GAFRI 6-7/8% Senior Notes due June 2008     $100,000     $100,000
         GAFRI notes payable under bank line          121,100       48,500
         Notes payable secured by real estate          36,253       31,201
         Other                                         13,399       15,386
                                                     --------     --------
                                                     $270,752     $195,087
                                                     ========     ========

      At December 31, 2001, sinking fund and other scheduled principal payments on debt for the subsequent five years were as follows (in millions):

                       Holding
                     Companies      Subsidiaries        Total
                     ---------      ------------       ------
             2002       $213.7              $1.2       $214.9
             2003          -                 1.2          1.2
             2004          -               122.4        122.4
             2005          -                10.4         10.4
             2006          -                19.1         19.1

      Debentures purchased in excess of scheduled payments may be applied to satisfy any sinking fund requirement. The scheduled principal payments shown above assume that debentures previously purchased are applied to the earliest scheduled retirements.

      AFC and GAFRI each have an unsecured credit agreement with a group of banks under which they can borrow up to $300 million and $155 million, respectively. Borrowings bear interest at floating rates based on prime or Eurodollar rates. Loans mature in December 2002 under the AFC credit agreement and in December 2004 under the GAFRI credit agreement. At December 31, 2001, the weighted average interest rates on amounts borrowed under the AFC and GAFRI bank credit lines were 2.38% and 2.88%, respectively.

      Cash interest payments of $50 million, $58 million and $59 million were made on long-term debt in 2001, 2000 and 1999, respectively.

I. MINORITY INTEREST Minority interest in AFC's balance sheet is comprised of the following (in thousands):

                                                       2001        2000
                                                       ----        ----
            Interest of AFG (parent) and
              noncontrolling shareholders
              in subsidiaries' common stock        $317,824    $291,792
            Preferred securities issued by
              subsidiary trusts                     142,913     217,913
                                                   --------    --------

                                                   $460,737    $509,705
                                                   ========    ========

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

      The preferred securities consisted of the following (in thousands):

      Date of                                                          Optional
      Issuance        Issue (Maturity Date)          2001      2000    Redemption Dates
      -------------   ------------------------       ----      ----    --------------------
      November 1996   GAFRI 9-1/4% TOPrS (2026)   $72,913   $72,913    Currently redeemable
      March 1997      GAFRI 8-7/8% Pfd   (2027)    70,000    70,000    On or after 3/1/2007
      May 1997        GAFRI 7-1/4% ROPES (2041)      -       75,000

      In September 2001, GAFRI redeemed its ROPES for $75 million in cash. In 2000, GAFRI repurchased $1.7 million of its preferred securities for $1.4 million in cash.

      MINORITY INTEREST EXPENSE Minority interest expense is comprised of (in thousands):
                                                      2001      2000      1999
                                                      ----      ----      ----
      Interest of AFG (parent) and
        noncontrolling shareholders
        in earnings of subsidiaries                $14,879   $ 6,092   $26,362
      Accrued distributions by subsidiaries
        on trust issued securities, net of tax      11,075    11,959    12,074
                                                   -------   -------   -------

                                                   $25,954   $18,051   $38,436
                                                   =======   =======   =======

J. SHAREHOLDERS' EQUITY At December 31, 2001 and 2000, American Financial Group beneficially owned all of the outstanding shares of AFC's Common Stock.

      PREFERRED STOCK Under provisions of both the Nonvoting (4.0 million shares authorized) and Voting (4.0 million shares authorized) Cumulative Preferred Stock, the Board of Directors may divide the authorized stock into series and set specific terms and conditions of each series. At December 31, 2001 and 2000, the outstanding voting shares of AFC's Preferred Stock consisted of the following:

              SERIES J, no par value; $25.00 liquidating value per share; annual dividends per share $2.00; redeemable at AFC's option at $25.75 per share beginning December 2005 declining to $25.00 at December 2007 and thereafter; 2,886,161 shares (stated value $72.2 million) outstanding at December 31, 2001 and 2000.

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

      UNREALIZED GAIN (LOSS) ON MARKETABLE SECURITIES, NET The change in unrealized gain (loss) on marketable securities included the following (in millions):

                                                                    Tax    Minority
                                                      Pretax    Effects    Interest      Net
                                                      ------    -------    --------   ------
                        2001
      -------------------------------------------
      Unrealized holding gains (losses) on
        securities arising during the period          $  0.8    ($  0.3)    ($ 5.0)  ($  4.5)
      Adoption of EITF 99-20                            16.9       (6.0)      (0.9)     10.0
      Realized losses included in net income and
        unrealized gains of subsidiary sold             23.6       (8.3)      (3.1)     12.2
                                                      ------     ------      -----    ------
       Change in unrealized gain on
        marketable securities, net                    $ 41.3    ($ 14.6)    ($ 9.0)   $ 17.7
                                                      ======     ======      =====    ======

                        2000
      -------------------------------------------
      Unrealized holding gains on
        securities arising during the period          $221.1    ($ 75.8)    ($18.8)   $126.5
      Adoption of SFAS No. 133                          15.0       (5.3)       -         9.7
      Realized losses included in net income and
        unrealized losses of subsidiary sold            31.3      (10.9)      (2.7)     17.7
                                                      ------     ------      -----    ------
      Change in unrealized gain (loss) on
        marketable securities, net                    $267.4    ($ 92.0)    ($21.5)   $153.9
                                                      ======     ======      =====    ======

                        1999
      -------------------------------------------
      Unrealized holding losses on
        securities arising during the period         ($612.1)    $212.1      $47.7   ($352.3)
      Realized gains included in net income            (20.1)       7.1        2.3     (10.7)
                                                      ------     ------      -----    ------
      Change in unrealized gain (loss) on
        marketable securities, net                   ($632.2)    $219.2      $50.0   ($363.0)
                                                      ======     ======      =====    ======

K.    INCOME TAXES  The following is a reconciliation of income taxes at the statutory rate of 35% and income taxes as shown in the Statement of
      Operations (in thousands):
                                                         2001         2000        1999
                                                         ----         ----        ----
         Earnings (loss) before income taxes:
            Operating                                 $70,381     $120,259    $309,742
            Minority interest expense                 (31,917)     (24,491)    (44,937)
            Equity in net losses of investees         (25,462)    (142,230)    (27,357)
            Extraordinary items                          -            -         (6,001)
            Accounting changes                        (15,948)     (13,882)     (6,370)
                                                      -------     --------    --------
         Total                                       ($ 2,946)   ($ 60,344)   $225,077
                                                      =======     ========    ========

         Income taxes at statutory rate              ($ 1,031)   ($ 21,120)   $ 78,777
         Effect of:
            Adjustment to prior year taxes             (6,317)        -           -
            Minority interest                           4,881        2,177       8,891
            Amortization of intangibles                 4,568        5,537       4,728
            Effect of foreign operations               (3,421)         951        (550)
            Losses utilized                            (1,245)      (7,000)     (5,250)
            Dividends received deduction               (2,317)      (2,378)     (2,783)
            Tax exempt interest                        (1,233)      (1,571)     (1,721)
            Nondeductible meals, etc.                   1,381        1,300         776
            Tax credits                                (1,243)      (5,757)     (1,900)
            State income taxes                            781          298         332
            Other                                        (300)        (656)     (1,023)
                                                      -------     --------    --------
         Total Provision (Credit)                      (5,496)     (28,219)     80,277

         Amounts applicable to:
            Minority interest expense                   5,963        6,440       6,501
            Equity in net losses of investees           8,912       49,781       9,574
            Extraordinary items                          -            -          2,152
            Accounting changes                          5,908        4,810       2,516
                                                      -------     --------    --------
         Provision for income taxes as shown
            on the Statement of Operations            $15,287     $ 32,812    $101,020
                                                      =======     ========    ========

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

      Total earnings before income taxes include income subject to tax in foreign jurisdictions of $8.3 million in 2001, $10.6 million in 2000 and $8.1 million in 1999.

      The total income tax provision (credit) consists of (in thousands):

                                           2001        2000        1999
                                           ----        ----        ----
              Current taxes:
                 Federal                $44,715     $10,324    ($ 7,454)
                 Foreign                   -          1,106          32
                 State                    1,201         459         511
              Deferred taxes:
                 Federal                (50,679)    (39,588)     88,219
                 Foreign                   (733)       (520)     (1,031)
                                        -------     -------     -------
                                       ($ 5,496)   ($28,219)    $80,277
                                        =======     =======     =======

      For income tax purposes, certain members of the AFC consolidated tax group had the following carryforwards available at December 31, 2001 (in millions):
                                                         Expiring     Amount
                                                         --------     ------
                                            {         2002 - 2006       $ 83
              Operating Loss                {         2007 - 2016         -
                                            {         2017 - 2021        112
              Other - Tax Credits                                         12

      Deferred income tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The significant components of deferred tax assets and liabilities included in the Balance Sheet at December 31, were as follows (in millions):

                                                          2001       2000
                                                          ----       ----
              Deferred tax assets:
                Net operating loss carryforwards        $ 68.3     $ 78.8
                Insurance claims and reserves            268.2      244.3
                Other, net                               106.5       90.0
                                                        ------     ------
                                                         443.0      413.1
                Valuation allowance for deferred
                  tax assets                             (40.9)     (39.6)
                                                        ------     ------
                                                         402.1      373.5
              Deferred tax liabilities:
                Deferred acquisition costs              (231.5)    (205.8)
                Investment securities                   (101.1)    (121.1)
                                                        ------     ------
                                                        (332.6)    (326.9)
                                                        ------     ------
              Net deferred tax asset                    $ 69.5     $ 46.6
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

      Cash payments for income taxes, net of refunds, were $10.0 million, $24.4 million and $10.7 million for 2001, 2000 and 1999, respectively.

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

L. EXTRAORDINARY ITEMS Extraordinary items represent AFC's proportionate share of gains and losses related to debt retirement by the following companies. Amounts shown are net of minority interest and income taxes (in thousands):
                                                  1999
                                                ------
                   AFC (parent)                ($2,993)
                   APU (parent)                   (856)
                                                ------
                                               ($3,849)
                                                ======

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

      At December 31, 2001, American Premier had liabilities for environmental and personal injury claims aggregating $82.2 million. The environmental claims consist of a number of proceedings and claims seeking to impose responsibility for hazardous waste remediation costs related to certain sites formerly owned or operated by the railroad and manufacturing operations. Remediation costs are difficult to estimate for a number of reasons, including the number and financial resources of other potentially responsible parties, the range of costs for remediation alternatives, changing technology and the time period over which these matters develop. The personal injury claims include pending and expected claims, primarily by former employees of PCTC, for injury or disease allegedly caused by exposure to excessive noise, asbestos or other substances in the workplace. In December 2001, American Premier recorded a $12.1 million charge to increase its environmental reserves due to an increase in expected ultimate claim costs. At December 31, 2001, American Premier had $57 million of offsetting recovery assets (included in other assets) for such environmental and personal injury claims based upon estimates of probable recoveries from insurance carriers.

      AFC has accrued approximately $13.4 million at December 31, 2001, for environmental costs and certain other matters associated with the sales of former operations.

      AFC's insurance subsidiaries continue to receive claims related to environmental exposures, asbestos and other mass tort claims. Establishing reserves for these claims is subject to uncertainties that are significantly greater than those presented by other types of claims. The liability for asbestos and environmental reserves at December 31, 2001 and 2000, respectively, was $548 million and $463 million; related recoverables from reinsurers (net of allowances for doubtful accounts) at those dates were $101 million and $105 million, respectively.

      While management believes AFC has recorded adequate reserves for the items discussed in this note, the outcome is uncertain and could result in liabilities exceeding amounts AFG has currently recorded. Additional amounts could have a material adverse effect on AFG's future results of operations and financial condition. For a discussion of the uncertainties inherent in asbestos and environmental claims, see Management's Discussion and Analysis - "Uncertainties - Property and Casualty Insurance Reserves", "Uncertainties - Litigation", and "Special A&E Charge".

N. QUARTERLY OPERATING RESULTS (UNAUDITED) The operations of certain of AFC's business segments are seasonal in nature. While insurance premiums are recognized on a relatively level basis, claim losses related to adverse weather (snow, hail, hurricanes, tornadoes, etc.) may be seasonal. Quarterly results necessarily rely heavily on estimates. These estimates

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES and certain other factors, such as the nature of investees' operations and discretionary sales of assets, cause the quarterly results not to be necessarily indicative of results for longer periods of time.

      The following are quarterly results of consolidated operations for the two years ended December 31, 2001 (in millions).

                                                      1st      2nd        3rd      4th       Total
                                                  Quarter  Quarter    Quarter   Quarter       Year
                                                  -------  -------   --------   -------   --------
                        2001
      ----------------------------------------
      Revenues                                     $973.5   $995.0   $1,016.4    $944.6   $3,929.5
      Earnings (loss) before accounting change       17.0     12.6      (51.9)     34.9       12.6
      Cumulative effect of accounting change          -      (10.0)       -         -        (10.0)
      Net earnings (loss)                            17.0      2.6      (51.9)     34.9        2.6

                        2000
      ----------------------------------------
      Revenues                                     $884.3   $959.7   $1,013.6    $962.5   $3,820.1
      Earnings (loss) before accounting change       48.4     21.2      (13.5)    (79.1)     (23.0)
      Cumulative effect of accounting change          -        -          -        (9.1)      (9.1)
      Net earnings (loss)                            48.4     21.2      (13.5)    (88.2)     (32.1)


      The 2001 third quarter results include a $100 million pretax charge to strengthen asbestos and environmental insurance reserves and pretax losses of $25 million resulting from the World Trade Center terrorist attack.

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

      AFC has realized gains (losses) on sales of subsidiaries in recent years (see Note B). Realized gains (losses) on securities, affiliates and other investments amounted to (in millions):

                        1st         2nd        3rd        4th        Total
                    Quarter     Quarter    Quarter    Quarter         Year
                    -------     -------    -------    -------       ------
           2001       ($8.5)     ($26.4)      $7.0       $3.9       ($24.0)
           2000        (1.4)       21.1        6.0      (21.0)         4.7

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

O. INSURANCE Securities owned by insurance subsidiaries having a carrying value of about $940 million at December 31, 2001, were on deposit as required by regulatory authorities.

      INSURANCE RESERVES The liability for losses and loss adjustment expenses for certain long-term scheduled payments under workers' compensation, auto liability and other liability insurance has been discounted at about 8%, an approximation of long-term investment yields. As a result, the total liability for losses and loss adjustment expenses at December 31, 2001, has been reduced by $24 million.

      The following table provides an analysis of changes in the liability for losses and loss adjustment expenses, net of reinsurance (and grossed up), over the past three years on a GAAP basis (in millions):

                                                         2001     2000     1999
                                                         ----     ----     ----

         Balance at beginning of period                $3,192   $3,224   $3,305

         Provision for losses and LAE occurring
           in the current year                          1,950    2,056    1,691
         Net increase (decrease) in provision for
           claims of prior years                          163      (60)     (74)
                                                       ------   ------   ------
             Total losses and LAE incurred (*)          2,113    1,996    1,617
         Payments for losses and LAE of:
           Current year                                  (831)    (905)    (780)
           Prior years                                 (1,036)    (936)    (986)
                                                       ------   ------   ------
             Total payments                            (1,867)  (1,841)  (1,766)

         Reserves of businesses acquired or sold, net    (120)    (187)      57
         Reclass to unearned premiums                     (65)    -        -
         Reclassification of allowance for
           uncollectible reinsurance                     -        -          11
                                                       ------   ------   ------

         Balance at end of period                      $3,253   $3,192   $3,224
                                                       ======   ======   ======
         Add back reinsurance recoverables, net
           of allowance                                 1,525    1,324    1,571
                                                       ------   ------   ------
         Gross unpaid losses and LAE included
           in the Balance Sheet                        $4,778   $4,516   $4,795
                                                       ======   ======   ======

         (*) Before amortization of deferred gains on retroactive reinsurance of $33 million in 2001, $34 million in 2000 and $28 million in 1999.

      NET INVESTMENT INCOME The following table shows (in millions) investment income earned and investment expenses incurred by AFC's insurance companies.

                                                     2001      2000      1999
                                                     ----      ----      ----
         Insurance group investment income:
           Fixed maturities                        $841.0    $815.5    $806.1
           Equity securities                          8.1      10.4      12.2
           Other                                      1.1       4.3        .9
                                                   ------    ------    ------
                                                    850.2     830.2     819.2
         Insurance group investment expenses (*)    (36.8)    (41.4)    (39.6)
                                                   ------    ------    ------
                                                   $813.4    $788.8    $779.6
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

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

      STATUTORY INFORMATION AFC's insurance subsidiaries are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Net earnings and policyholders' surplus on a statutory basis for the insurance subsidiaries were as follows (in millions):

                                                            Policyholders'
                                         Net Earnings          Surplus
                                       ----------------    ---------------
                                       2001  2000  1999      2001     2000
                                       ----  ----  ----      ----     ----

      Property and casualty companies   $34   $10  $170    $1,669   $1,763
      Life insurance companies          (25)   40    37       414      384

      In January 2001, AFC's insurance companies adopted the Codification of Statutory Accounting Principles. The cumulative effect of these changes at adoption increased the surplus of the property and casualty companies by $44 million; the effect on surplus of the life insurance companies was not material.

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

                                                  2001        2000      1999
                                                  ----        ----      ----
              Direct premiums written           $3,560      $3,365    $3,113
              Reinsurance assumed                   94          76        48
              Reinsurance ceded                 (1,101)       (803)     (898)
                                                ------      ------    ------
              Net written premiums              $2,553(*)   $2,638    $2,263
                                                ======      ======    ======

              Direct premiums earned            $3,393      $3,306    $3,056
              Reinsurance assumed                   92          45        45
              Reinsurance ceded                   (891)       (856)     (890)
                                                ------      ------    ------

              Net earned premiums               $2,594      $2,495    $2,211
                                                ======      ======    ======

              Reinsurance recoveries            $  773      $  567    $  811
                                                ======      ======    ======

              (*) Net of $29.7 million unearned premium transfer related to the sale of the Japanese division.

P. ADDITIONAL INFORMATION Total rental expense for various leases of office space and equipment was $53 million, $44 million and $39 million for 2001, 2000 and 1999, respectively. Sublease rental income related to these leases totaled $2.4 million in 2001, $2.5 million in 2000 and $2.6 million in 1999.

      Future minimum rentals, related principally to office space, required under operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 2001, were as follows: 2002 - $55 million; 2003 - $47 million; 2004 - $35 million; 2005 - $21 million;
      2006 - $15 million; and $36 million thereafter.

      Other operating and general expenses included charges for possible losses on agents' balances, other receivables and other assets in the following amounts: 2001 - $14.6 million; 2000 - $9.7 million; and 1999 - $5.1 million. Losses and loss adjustment expenses included charges for possible losses on reinsurance recoverables of $11 million in 2001 and $.4 million in 1999. The aggregate allowance for all such losses amounted to approximately $68 million and $74 million at December 31, 2001 and 2000, respectively.

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

      UNREALIZED GAIN (LOSS) ON MARKETABLE SECURITIES, NET In addition to adjusting equity securities and fixed maturity securities classified as "available for sale" to fair value, SFAS 115 requires that certain other balance sheet amounts be adjusted to the extent that unrealized gains and losses from securities would result in adjustments had those gains or losses actually been realized. The components of the Consolidated Balance Sheet caption "Unrealized gain on marketable securities, net" in shareholders' equity are summarized as follows (in millions):

                                            Unadjusted                 Adjusted
                                                 Asset   Effect of        Asset
                                           (Liability)    SFAS 115  (Liability)
                                           -----------   ---------  -----------
          2001
          ----
          Fixed maturities                   $10,593.2      $155.4    $10,748.6
          Other stocks                           187.8       125.9        313.7
          Deferred acquisition costs             827.3        (9.0)       818.3
          Annuity benefits accumulated        (5,827.9)       (4.2)    (5,832.1)
                                                            ------
            Pretax unrealized                                268.1

          Deferred taxes                         162.7       (93.2)        69.5
          Minority interest                     (442.7)      (18.0)      (460.7)
                                                            ------

            Unrealized gain                                 $156.9
                                                           =======

          2000
          ----
          Fixed maturities                   $10,148.2      $ 16.4    $10,164.6
          Other stocks                           175.0       210.4        385.4
          Deferred acquisition costs             763.1          -         763.1
          Annuity benefits accumulated        (5,543.7)         -      (5,543.7)
                                                            ------
            Pretax unrealized                                226.8

          Deferred taxes                         125.2       (78.6)        46.6
          Minority interest                     (500.7)       (9.0)      (509.7)
                                                            ------

            Unrealized gain                                 $139.2
                                                            ======

      FAIR VALUE OF FINANCIAL INSTRUMENTS The following table presents (in millions) the carrying value and estimated fair value of AFC's financial instruments at December 31.
                                            2001                     2000
                                     ------------------       ------------------
                                     Carrying      Fair       Carrying      Fair
                                        Value     Value          Value     Value
                                     --------   -------       --------   -------
          ASSETS:
          Fixed maturities            $10,749   $10,749        $10,165   $10,165
          Other stocks                    314       314            385       385

          LIABILITIES:
          Annuity benefits
            accumulated               $ 5,832   $ 5,659        $ 5,544   $ 5,426
          Long-term debt:
            Holding companies             228       229            204       204
            Subsidiaries                  271       264            195       187
          MINORITY INTEREST:
          Trust preferred securities  $   143   $   143        $   218   $   211

          AFC preferred stock              72        61             72        58

      When available, fair values are based on prices quoted in the most active market for each security. If quoted prices are not available, fair value is estimated based on present values, discounted cash flows, fair value of comparable securities, or similar methods. The fair value of the liability for annuities in the payout phase is assumed to be the present value of the anticipated cash

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES flows, discounted at current interest rates. Fair value of annuities in the accumulation phase is assumed to be the policyholders' cash surrender amount. Fair value of shareholders' equity is based on the quoted market price of AFC's Common Stock.

      FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK On occasion, AFC and its subsidiaries have entered into financial instrument transactions which may present off-balance-sheet risks of both a credit and market risk nature. These transactions include commitments to fund loans, loan guarantees and commitments to purchase and sell securities or loans. At December 31, 2001, AFC and its subsidiaries had commitments to fund credit facilities and contribute limited partnership capital totaling up to $21 million.

      RESTRICTIONS ON TRANSFER OF FUNDS AND ASSETS OF SUBSIDIARIES Payments of dividends, loans and advances by AFC's subsidiaries are subject to various state laws, federal regulations and debt covenants which limit the amount of dividends, loans and advances that can be paid. Under applicable restrictions, the maximum amount of dividends available to AFC in 2002 from its insurance subsidiaries without seeking regulatory clearance is approximately $92 million. Total "restrictions" on intercompany transfers from AFC's subsidiaries cannot be quantified due to the discretionary nature of the restrictions.

      BENEFIT PLANS AFC expensed approximately $19 million in 2001, $22 million in 2000 and $13 million in 1999 for its retirement and employee savings plans.

      TRANSACTIONS WITH AFFILIATES AFC purchased a $3.7 million minority interest in a residential homebuilding company from an unrelated party in 1995. At that same time, a brother of AFC's chairman purchased a minority interest in the company for $825,000. In 2000, that brother and another brother of AFC's chairman acquired the remaining shares from the third parties. GAFRI has extended a line of credit to this company under which the homebuilder may borrow up to $8 million at 13%. At December 31, 2001 and 2000, $6.4 million and $8 million, respectively, was due under the credit line.

      In 2001, an AFG subsidiary purchased a 29% interest in an aircraft for $1.6 million (fair value as determined by independent third party) from a company owned by a brother of AFG's chairman. The remaining interests in the aircraft are owned by AFG's chairman and his two brothers. Costs of operating the aircraft are being borne proportionately.

      In September 2000, GAFRI's minority ownership in a company engaged in the production of ethanol was repurchased by that company for $7.5 million in cash and $21.9 million liquidation value of non-voting redeemable preferred stock. Following the repurchase, AFC's Chairman beneficially owns 100% of the ethanol company. In December 2000, the ethanol company retired $3 million of the preferred stock at liquidation value plus accrued dividends and issued an $18.9 million subordinated note in exchange for the remaining preferred stock. The subordinated note bears interest at 12-1/4% with scheduled repayments through 2005. During 2001, $6 million of this note was repaid. The ethanol company also owes GAFRI $4.0 million under a subordinated note bearing interest at 14%. In addition, Great American has extended a $10 million line of credit to this company; no amounts have been borrowed under the credit line.

Q. SUBSEQUENT EVENT (UNAUDITED) On March 14, 2002, GAFRI reached an agreement to acquire Manhattan National Life Insurance company ("MNL") from Conseco, Inc. for $48.5 million in cash. GAFRI expects to close on this transaction in the second quarter of 2002 and to fund this acquisition with cash on hand and through reinsurance of up to 90% of the business in force. While MNL is not currently writing new policies, the company reported over $43 million of statutory renewal premiums in 2001. MNL has approximately 90,000 policies in force (primarily term life) representing over $12 billion in face amount of insurance, statutory assets of $297.8 million and statutory capital and surplus of $23.1 million.

                                     PART IV

                                     ITEM 14

         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  Documents filed as part of this Report:
    1.  Financial Statements are included in Part II, Item 8.

    2.  Financial Statement Schedules:
          A. Selected Quarterly Financial Data is included in Note N to the Consolidated Financial Statements.

          B.   Schedules filed herewith for 2001, 2000 and 1999:
                                                                       Page
                                                                       ----
                I - Condensed Financial Information of Registrant       S-2

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

(b)  Reports on Form 8-K:  none.

                  AMERICAN FINANCIAL CORPORATION - PARENT ONLY
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 (IN THOUSANDS)

      --------------------------------------------------------------------

                             CONDENSED BALANCE SHEET

                                                          December 31,
                                                   -------------------------
                                                          2001          2000
                                                          ----          ----
ASSETS:
   Cash and short-term investments                  $   13,636    $      837
   Investment in securities                              2,502         3,262
   Receivables from affiliates                          45,565        95,486
   Investment in subsidiaries                        3,005,541     2,909,640
   Other assets                                         43,742        21,553
                                                    ----------    ----------

                                                    $3,110,986    $3,030,778
                                                    ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
   Accounts payable, accrued expenses and other
     liabilities                                    $  100,201    $   76,201
   Payables to affiliates                            1,316,159     1,307,734
   Long-term debt                                      216,695       192,727
   Shareholders' equity                              1,477,931     1,454,116
                                                    ----------    ----------

                                                    $3,110,986    $3,030,778
                                                    ==========    ==========

                        CONDENSED STATEMENT OF OPERATIONS

                                                         Year Ended December 31,
                                                   ---------------------------------
                                                         2001       2000        1999
                                                         ----       ----        ----
INCOME:
   Dividends from:
     Subsidiaries                                    $ 60,000   $ 25,000    $ 71,061
     Investees                                           -          -            177
                                                     --------   --------    --------
                                                       60,000     25,000      71,238
   Equity in undistributed earnings
     of subsidiaries and investees                     45,046     37,570     228,331
   Realized gains (losses) on sales of securities         849         (9)      1,461
   Investment and other income                         11,288     16,833      18,311
                                                     --------   --------    --------
                                                      117,183     79,394     319,341

COSTS AND EXPENSES:
   Interest charges on intercompany borrowings         44,212     58,283      39,025
   Interest charges on other borrowings                11,794     12,415       7,993
   Other operating and general expenses                48,175     55,158      34,875
                                                     --------   --------    --------
                                                      104,181    125,856      81,893
                                                     --------   --------    --------

Earnings (loss) before income taxes,
   extraordinary items and accounting changes          13,002    (46,462)    237,448
Provision (credit) for income taxes                       412    (23,409)     84,945
                                                     --------   --------    --------

Earnings (loss) before extraordinary items
   and accounting changes                              12,590    (23,053)    152,503

Extraordinary items - loss on prepayment
   of debt                                               -          -         (3,849)
Cumulative effect of accounting changes               (10,040)    (9,072)     (3,854)
                                                     --------   --------    --------

Net Earnings (Loss)                                  $  2,550  ($ 32,125)   $144,800
                                                     ========   ========    ========

                  AMERICAN FINANCIAL CORPORATION - PARENT ONLY
     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED
                                 (IN THOUSANDS)

                        CONDENSED STATEMENT OF CASH FLOWS
      --------------------------------------------------------------------

                                                                   Year Ended December 31,
                                                            -----------------------------------
                                                                2001          2000         1999
                                                                ----          ----         ----
OPERATING ACTIVITIES:
    Net earnings (loss)                                      $ 2,550     ($ 32,125)    $144,800
    Adjustments:
       Extraordinary items                                      -             -           3,849
       Cumulative effect of accounting changes                10,040         9,072        3,854
       Equity in earnings of subsidiaries                    (65,126)      (47,903)    (192,920)
       Depreciation and amortization                           4,249         1,647          498
       Realized losses (gains) on sales
         of investments                                       (2,432)            9       (1,461)
       Change in receivables from and payables
       to affiliates                                          54,243        41,095       50,142
       Decrease (increase) in other assets                   (33,901)       (4,744)       4,584
       Increase (decrease) in payables                        32,536       (35,548)     (15,005)
       Dividends from subsidiaries                            60,000        25,000       71,062
       Other, net                                                 83           894          823
                                                             -------      --------     --------
                                                              62,242       (42,603)      70,226
                                                             -------      --------     --------
INVESTING ACTIVITIES:
    Capital contributions to subsidiaries                    (67,514)         -         (40,985)
    Purchases of property and equipment                       (4,620)       (8,940)        (584)
    Other, net                                                 1,233        (1,634)        (586)
                                                             -------      --------     --------
                                                             (70,901)      (10,574)     (42,155)
                                                             -------      --------     --------
FINANCING ACTIVITIES:
    Additional long-term borrowings                          135,338       165,800      198,232
    Reductions of long-term debt                            (112,152)      (56,485)    (293,324)
    Borrowings from affiliates                               104,377        80,388      265,600
    Repayments of borrowings from affiliates                (119,000)     (149,525)    (215,300)
    Capital contributions from parent                         18,667        18,667       18,667
    Cash dividends paid                                       (5,772)       (5,772)      (5,772)
                                                             -------      --------     --------
                                                              21,458        53,073      (31,897)
                                                             -------      --------     --------

NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS    12,799          (104)      (3,826)

Cash and short-term investments at beginning
    of period                                                    837           941        4,767
                                                             -------      --------     --------
Cash and short-term investments at end
    of period                                                $13,636      $    837     $    941
                                                             =======      ========     ========

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                SCHEDULE V - SUPPLEMENTAL INFORMATION CONCERNING
                     PROPERTY-CASUALTY INSURANCE OPERATIONS
                       THREE YEARS ENDED DECEMBER 31, 2001
                                  (IN MILLIONS)

     -------------------------------------------------------------------------

        COLUMN A       COLUMN B        COLUMN C        COLUMN D     COLUMN E
     -------------------------------------------------------------------------
                                          (a)
                                     RESERVES FOR
                       DEFERRED     UNPAID CLAIMS        (b)
       AFFILIATION      POLICY        AND CLAIMS       DISCOUNT        (c)
          WITH       ACQUISITION      ADJUSTMENT     DEDUCTED IN    UNEARNED
       REGISTRANT        COSTS         EXPENSES        COLUMN C     PREMIUMS
     -------------------------------------------------------------------------

     CONSOLIDATED PROPERTY-CASUALTY ENTITIES


         2001             $262           $4,778           $24        $1,641
                          ====           ======           ===        ======

         2000             $275           $4,516           $33        $1,414
                          ====           ======           ===        ======

    ------------------------------------------------------------------------------------------------------------------------

                        COLUMN F      COLUMN G               COLUMN H              COLUMN I       COLUMN J      COLUMN K
     -----------------------------------------------------------------------------------------------------------------------
                                                          CLAIMS AND CLAIM
                                                         ADJUSTMENT EXPENSES     AMORTIZATION        PAID
                                                         INCURRED RELATED TO      OF DEFERRED       CLAIMS
                                          NET                                       POLICY        AND CLAIM
                        EARNED        INVESTMENT         CURRENT        PRIOR     ACQUISITION     ADJUSTMENT    PREMIUMS
                       PREMIUMS         INCOME             YEARS        YEARS        COSTS         EXPENSES      WRITTEN
     -----------------------------------------------------------------------------------------------------------------------


         2001           $2,594            $308           $1,950          $163         $556          $1,867        $2,553
                        ======            ====           ======          ====         ====          ======        ======

         2000           $2,495            $298           $2,056         ($ 60)        $560          $1,841        $2,638
                        ======            ====           ======          ====         ====          ======        ======

         1999           $2,211            $292           $1,691         ($ 74)        $498          $1,766        $2,263
                        ======            ====           ======          ====         ====          ======        ======

        (a) Grossed up for reinsurance recoverables of $1,525 and $1,324 at December 31, 2001 and 2000, respectively.
        (b)   Discounted at approximately 8%.
        (c) Grossed up for prepaid reinsurance premiums of $477 and $267 at December 31, 2001 and 2000, respectively.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 of the Securities Exchange
Act of 1934, American Financial Corporation has duly caused this Report to be signed on its behalf by the undersigned, duly authorized.

                               American Financial Corporation


Signed:  March 27, 2002        BY:s/CARL H. LINDNER
                                  --------------------------------------
                                    Carl H. Lindner
                                    Chairman of the Board and
                                      Chief Executive Officer





     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


      Signature                    Capacity                         Date



s/CARL H. LINDNER             Chairman of the Board            March 27, 2002
-----------------------         of Directors
  Carl H. Lindner


s/THEODORE H. EMMERICH        Director*                        March 27, 2002
-----------------------
  Theodore H. Emmerich


s/JAMES E. EVANS              Director                         March 27, 2002
-----------------------
  James E. Evans


s/THOMAS M. HUNT              Director*                        March 27, 2002
-----------------------
  Thomas M. Hunt


s/CARL H. LINDNER III         Director                         March 27, 2002
-----------------------
  Carl H. Lindner III


s/KEITH E. LINDNER            Director                         March 27, 2002
-----------------------
  Keith E. Lindner
s/S. CRAIG LINDNER            Director                         March 27, 2002
-----------------------
  S. Craig Lindner


s/WILLIAM R. MARTIN           Director*                        March 27, 2002
-----------------------
  William R. Martin


s/FRED J. RUNK                Senior Vice President and        March 27, 2002
-----------------------         Treasurer (principal
  Fred J. Runk                  financial and accounting
                                officer)


*  Member of the Audit Committee

                                INDEX TO EXHIBITS

                         AMERICAN FINANCIAL CORPORATION


Number      Exhibit Description
------      -------------------
  3(a)      Amended Articles of
            Incorporation, filed as Exhibit 3(a)
            to AFC's Form 10-K for 1997.                            (*)

  3(b)      Code of Regulations, filed as
            Exhibit 3(b) to AFC's Form 10-K
            for 1997.                                               (*)

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

            Management Contracts:
 10(a)         Nonqualified Auxiliary RASP, as amended,
               filed as Exhibit 10(a) to AFC's Form 10-K
               for 1998.                                            (*)

 10(b)         2001 Annual Bonus Plan, filed as Exhibit 10          (*)
               to AFC's June 30, 2001 Form 10-Q.

 10(c)         Deferred Compensation Plan, filed as
               Exhibit 10 to Registration Statement
               No. 333-91945 on Form S-8 on December 2, 1999.       (*)

 12         Computation of ratios of earnings
            to fixed charges.                                     _____

 21         Subsidiaries of the Registrant.                       _____




   (*)     Incorporated herein by reference.