Form 10-K/A
period 2001-12-31
AMERICAN FINANCIAL CORP
filed 2002-04-29
CIK 5016

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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





--------------------------------------------------------------------------------

This Form 10-K/A provides information required by Items 10, 11, 12, & 13 of Form 10-K.

--------------------------------------------------------------------------------

                                    PART III

                                     ITEM 10

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
               --------------------------------------------------


       The directors and executive officers of American Financial Corporation ("AFC") at March 31, 2002, were as follows:

                                                                                  Director or
                    Age (a)                  Position                             Executive Since
                    -------   -------------------------------------------------   ---------------

Carl H. Lindner         82    Chairman of the Board and Chief Executive Officer       1959
S. Craig Lindner        47    Co-President and a Director                             1979
Keith E. Lindner        42    Co-President and a Director                             1981
Carl H. Lindner III     48    Co-President and a Director                             1980
Theodore H. Emmerich    75    Director                                                1995
James E. Evans          56    Senior Vice President and General Counsel
                              and a Director                                          1976
Thomas M. Hunt (b)      78    Director                                                1995
William R. Martin       72    Director                                                1995
Keith A. Jensen         51    Senior Vice President                                   1999
Thomas E. Mischell      54    Senior Vice President - Taxes                           1985
Fred J. Runk            59    Senior Vice President and Treasurer                     1978

------------------------------
(a)      As of March 31, 2002.
(b) Mr. Hunt has informed AFC that he will retire from AFC's Board of Directors in 2002.

CARL H. LINDNER   Mr. Lindner is the Chairman of the Board and Chief Executive
Officer of American Financial Group, Inc. ("AFG") and AFC. He is Chairman of the Board of Directors of Great American Financial Resources, Inc., an 83%-owned subsidiary of AFC that markets tax-deferred annuities principally to employees of educational institutions and offers life and health insurance products, and a director of Chiquita Brands International, Inc., a worldwide marketer and producer of bananas and other food products. Mr. Lindner is the father of Carl H. Lindner III, S. Craig Lindner and Keith E. Lindner.

KEITH E. LINDNER   For more than five years, Mr. Lindner has served as
Co-President and a director of AFC and AFG. From March 1997 until March 2002, Mr. Lindner was Vice Chairman of the Board of Directors of Chiquita. For more than five years prior to that time, Mr. Lindner had been President and Chief Operating Officer and a director of Chiquita.

CARL H. LINDNER III   For more than five years, Mr. Lindner has served as
Co-President and a director of AFC and AFG. For over ten years, Mr. Lindner has been principally responsible for the AFC's property and casualty insurance operations.

S. CRAIG LINDNER   For more than five years, Mr. Lindner has served as
Co-President and a director of AFC and AFG. He is also President and a director of Great American Financial Resources, Inc. Mr. Lindner is also President of American Money Management Corporation, a subsidiary that provides investment services for AFC and its affiliated companies.

THEODORE H. EMMERICH   Prior to his retirement in 1986, Mr. Emmerich was
managing partner of the Cincinnati office of the independent accounting firm of Ernst & Whinney. He is also a director of AFC and AFG and Summit Mutual Funds, Inc.

JAMES E. EVANS   For more than five years, Mr. Evans has served as Senior Vice
President and General Counsel of AFC and AFG. Mr. Evans is also a director of AFG.

WILLIAM R. MARTIN   During the past five years, Mr. Martin has been Chairman of the Board of MB Computing, Inc., a computer software and services company.
Mr. Martin is also a director of Great American Financial Resources and AFG.

THOMAS M. HUNT   During the past five years, Mr. Hunt has been Chairman of the
Board of Hunt Petroleum Corporation, an oil and gas production company. He is also a director of AFG. Mr. Hunt has informed AFC that he will retire from the Board of Directors of AFC and AFG in 2002.

KEITH A. JENSEN   Mr. Jensen was named a Senior Vice President of AFC and AFG in
February 1999. He served as a Senior Vice President of Great American Financial Resources from February 1997 until he was named Executive Vice President of that company in May 1999.

THOMAS E. MISCHELL   Mr. Mischell has served as Senior Vice President - Taxes of
AFC and AFG for over five years.

FRED J. RUNK   Mr. Runk has served as Senior Vice President and Treasurer of AFC and AFG for more than five years.

         In March 2002, Chiquita completed a comprehensive financial restructuring that included a prepackaged plan of reorganization filed in November of the prior year under Chapter 11 of the Bankruptcy Code. Carl H. Lindner and Keith E. Lindner were executive officers of Chiquita at the time of the bankruptcy filing.

                                     ITEM 11

                             EXECUTIVE COMPENSATION
                             ----------------------


       The following table summarizes the aggregate cash compensation for 2001, 2000 and 1999 of AFC's Chairman of the Board and Chief Executive Officer and its four other most highly compensated executive officers during 2001 (the "Named Executive Officers"). Such compensation includes amounts paid by AFC and its subsidiaries and certain affiliates during the years indicated.

                                                SUMMARY COMPENSATION TABLE
  --------------------------------------------------------------------------------------------------------------------------
                                                                                               Long-Term
                                                          Annual Compensation                 Compensation
                                              -------------------------------------------   -----------------
                                                                                               Securities
                 Name                                                        Other Annual      Underlying         All Other
                  And                                                        Compensation    Options Granted    Compensation
          Principal Position           Year     Salary (a)    Bonus (b)          (c)        (# of Shares) (d)        (e)
  --------------------------------------------------------------------------------------------------------------------------
                                       2001      $950,000     $415,600         $47,000             ---            $48,000
   Carl H. Lindner                     2000       950,500            0          54,000             ---             44,000
     Chairman of the Board and         1999       968,000      600,000          65,000             ---             68,000
        Chief Exeutive Officer
  --------------------------------------------------------------------------------------------------------------------------
                                       2001       950,000      415,600          26,000             ---             29,400
   Keith E. Lindner                    2000       950,500            0          35,000         110,000             34,000
     Co-President                      1999       968,000      600,000          56,000          50,000             44,000
  --------------------------------------------------------------------------------------------------------------------------
                                       2001       950,000      415,600          74,000             ---             30,400
   Carl H. Lindner III                 2000       950,500            0          79,000         110,000             29,000
     Co-President                      1999       968,000      600,000         106,000          50,000             34,000
  --------------------------------------------------------------------------------------------------------------------------
                                       2001       950,000      415,600         106,000             ---             30,400
   S. Craig Lindner                    2000       950,500            0          98,000         110,000             28,000
     Co-President                      1999       968,000      600,000          75,000          50,000             33,000
  --------------------------------------------------------------------------------------------------------------------------
                                       2001       950,000      400,000           4,000             ---             33,400
   James E. Evans                      2000       950,500      290,000             500         100,000             30,000
     Senior Vice President and         1999       968,000      580,000           2,000          45,000             36,000
        General Counsel
  --------------------------------------------------------------------------------------------------------------------------

(a) This column includes salaries paid by Chiquita to Keith E. Lindner of $55,000 in 2001, $47,500 in 2000 and $50,000 in 1999, and to Carl H.
         Lindner of $70,000 in 2001, $62,500 in 2000 and $50,000 in 1999.

(b) Bonuses are for the year shown, regardless of when paid. Approximately one-fourth of the bonuses for each individual was paid in shares of AFG common stock.

(c) This column includes amounts for personal homeowners and automobile insurance coverage, and the use of corporate aircraft and automobile service as follows.
                                                                Aircraft &
              Name                     Year      Insurance      Automobile
              --------------------     ----      ---------      ----------

              Carl H. Lindner          2001       $24,000       $ 23,000
                                       2000        25,000         29,000
                                       1999        21,000         44,000

              Keith E. Lindner         2001        21,000          5,000
                                       2000        21,000         14,000
                                       1999        42,000         14,000

              Carl H. Lindner III      2001        37,000         47,000
                                       2000        32,000         47,000
                                       1999        29,000         77,000

              S. Craig Lindner         2001        43,000         63,000
                                       2000        44,000         54,000
                                       1999        32,000         43,000

              James E. Evans           2001            --          4,000
                                       2000            --            500
                                       1999            --          2,000

(d) The number of options shown as granted during 2000 includes the 2001 grant, which was made in late December 2000.

(e) Includes AFG or subsidiary contributions or allocations under the (i) defined contribution retirement plans and (ii) employee savings plan in which the following Named Executive Officers participate (and related accruals for their benefit under a benefit equalization plan which generally makes up certain reductions caused by Internal Revenue Code limitations in contributions to certain retirement plans) and company paid group life insurance as set forth below.

                                           AFG Auxiliary    Retirement                  Directors'
         Name                      Year        RASP            Plan      Savings Plan      Fees     Term Life
         ---------------------     ----    -------------    ----------   ------------   ----------  ---------

         Carl H. Lindner           2001       $16,500         $8,500            --            --     $23,000
                                   2000        16,500          8,500            --            --      19,000
                                   1999        20,400          9,600            --       $15,000      23,000

         Keith E. Lindner          2001        16,500          8,500        $3,400            --       1,000
                                   2000        16,500          8,500         8,000            --       1,000
                                   1999        20,400          9,600        12,000            --       2,000

         Carl H. Lindner III       2001        16,500          8,500         3,400            --       2,000
                                   2000        16,500          8,500         2,000            --       2,000
                                   1999        20,400          9,600         2,000            --       2,000

         S. Craig Lindner          2001        16,500          8,500         3,400            --       2,000
                                   2000        16,500          8,500         2,000            --       1,000
                                   1999        20,400          9,600         2,000            --       1,000

         James E. Evans            2001        16,500          8,500         3,400            --       5,000
                                   2000        16,500          8,500         2,000            --       3,000
                                   1999        20,400          9,600         2,000            --       4,000

STOCK OPTIONS

       No AFC stock options were granted to, or exercised by, the Named Executive Officers during 2001. Certain executive officers of AFC also serve as executive officers of AFG and certain AFC subsidiaries and may be granted employee stock options by such companies. The table below shows stock options exercised by the Named Executive Officers during 2001, and the number and value of unexercised options held by them at December 31, 2001. While no options were granted to such persons in 2001, the expiration dates of certain of the options held by two of AFC's Co-Presidents were extended to April 2005. No options were granted to the CEO in 2000 or 2001.

                                  AGGREGATED OPTION EXERCISES IN 2001 AND 2001 YEAR-END OPTION VALUES
----------------------------------------------------------------------------------------------------------------------------
                                                                    Number of Securities
                                                                         Underlying                 Value of Unexercised
                                         Shares                     Unexercised Options             In-the-Money Options
                                      Acquired on                       at Year End                   at Year End (a)
                                        Exercise      Value     ---------------------------     ----------------------------
           Name             Company  (# of Shares)   Realized   Exercisable   Unexercisable     Exercisable    Unexercisable
----------------------------------------------------------------------------------------------------------------------------

Carl H. Lindner              AFG            -           -            -               -               -              -
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

Carl H. Lindner III          AFG           1,091      $5,047      497,272         144,000        $329,281       $418,440
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

S. Craig Lindner             AFG           1,091      $6,118      497,272         144,000        $336,287       $418,440
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

Keith E. Lindner             AFG           1,091      $4,779      497,272         144,000        $331,548       $418,440
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

James E. Evans               AFG            -           -         234,000         127,000         $95,100       $380,400
----------------------------------------------------------------------------------------------------------------------------

(a) The value of unexercised in-the-money options is calculated based on the New York Stock Exchange closing market price of AFG's common stock at year-end 2001. This price was $24.55 per share.

                                     ITEM 12

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

PRINCIPAL SHAREHOLDERS

         The following shareholders are the only persons known to own beneficially 5% or more of AFC's outstanding voting securities as of March 31, 2002.

Name and Address                      Amount and Nature
      of                              of Voting            Percent of
Beneficial Owner                      Securities Held      Voting Securities
----------------------------------    -----------------    -----------------

American Financial Group, Inc. (a)
 One East Fourth Street
  Cincinnati, Ohio 45202                10,593,000 (b)           79.0%


(a) Carl H. Lindner, Carl H. Lindner III, S. Craig Lindner, Keith E. Lindner and trusts for their benefit (collectively the "Lindner Family") are the beneficial owners of approximately 44% of the voting stock of AFG. AFG and the Lindner Family may be deemed to be controlling persons of AFC.

(b) 100% of the shares of Common Stock. Voting securities also include shares of Series J Preferred.


SECURITIES OWNERSHIP

         The voting equity securities of AFC consist of its Common Stock and voting preferred stock. All of AFC's Common Stock is owned by AFG. At March 31, 2002, the beneficial ownership of AFC voting preferred stock and the equity securities of AFC's parent and subsidiaries by each director, nominee for director, the executive officers named in the Summary Compensation Table and by all directors and executive officrs as a group was as set forth below.
Mr. Martin and all directors and executive officers as a group beneficially own 40,126 (1.4%) and 61,870 (2.1%) shares, respectively, of the voting preferred stock of AFC. Messrs. Emmerich, Evans, Hunt, S.C. Lindner, Martin and all directors and executive officers as a group beneficially own 1,561; 11,138; 382; 115,873; 11,271; and 273,226 shares, respectively, of the common stock of Great American Financial Resources. Beneficial ownership of shares of common stock of AFG was as follows: Carl H. Lindner - 9,754,275 (14.5%);
Carl H. Lindner III - 6,155,917 (9.1%); S. Craig Lindner - 6,155,917 (9.1%);
Keith E. Lindner - 6,155,917 (9.1%); Mr. Emmerich - 26,901; Mr. Evans - 385,050;
Mr. Hunt - 28,560; Mr.Martin - 52,871; and all directors and executive officers as a group - 29,450,868 (42.3%).

                                     ITEM 13

                  CERTAIN RELATIONSHIPS AND RELATED TRANSACTION
                  ---------------------------------------------

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

ASSET TRANSACTIONS
------------------

         In 2001, an AFC subsidiary purchased a 29% interest in an aircraft for $1.6 million (fair value as determined by independent third party) from an entity owned by one of Carl H. Lindner's brothers. The remaining interests in the aircraft are owned by Carl H. Lindner and his two brothers. Costs of operating the aircraft are being borne proportionately. During 2001 and prior to the purchase, AFC and its subsidiaries had chartered the aircraft from the same entity. The total charges for such aircraft usage were $584,000.

         In 1997, Carl H. Lindner and Great American Financial Resources, Inc. (an 83%-owned subsidiary of AFC) purchased 51% and 49%, respectively, of the outstanding common stock of a newly incorporated entity formed to acquire the assets of a company engaged in the production of ethanol. In 2000, the ethanol company repurchased the 49% interest from GAFRI for amounts which included an $18.9 million subordinated debenture bearing interest at 12 1/4% with scheduled repayments through 2005. The balance owned on the subordinated debenture at year-end 2001 was $12.9 million. Another AFC subsidiary has a working capital credit facility in place under which the ethanol company may borrow up to $10 million at a rate of prime plus 3%. There were no borrowings outstanding under this facility in 2001. In 1998, GAFRI made a loan to the ethanol company in the amount of $4 million, bearing interest at the rate of 14% and maturing in September 2008.

         An AFC subsidiary is the lender under a credit agreement with American Heritage Holding Corporation, a Florida-based homebuilder which is 49% owned by AFC and 51% owned by brothers of Carl H. Lindner. The homebuilder may borrow up to $8 million at 13% per annum, with interest deferred and added to principal. In January 200l, the maturity date of this loan was extended from March 31, 2001 to March 31, 2003. The highest outstanding balance owed to the AFC subsidiary during 2001 was $8.0 million and the balance at year-end 2001 was $6.4 million.

OPERATIONS (INCOME/EXPENSE) TRANSACTIONS
----------------------------------------

         Members of the Lindner Family are the principal owners of Provident Financial Group, Inc. ("Provident"). In 2001, AFC paid Provident $245,000 in connection with an expense sharing arrangement for a cafeteria operated by Provident for the employees of both companies. AFC provides security guard and surveillance services at the main office of Provident for which Provident paid $100,000 in 2001. Provident leases its main banking and corporate office from AFC for which Provident paid rent of $3,125,000 in 2001. A subsidiary of Provident leases equipment to subsidiaries of AFC for which Provident was paid an aggregate of $805,000 during 2001.

         During 2001, AFC paid the Cincinnati Reds $109,000 for tickets to baseball games. Carl H. Lindner is the Chief Executive Officer of the Reds. In addition, a subsidiary of AFC, and a company owned by Carl H. Lindner, Carl H. Lindner III, Keith E. Lindner and S. Craig Lindner, are part owners of the Reds.

         In July 2000, AFC's principal insurance company subsidiary, Great American Insurance Company, entered into a thirty-year agreement with the Reds, pursuant to which the Reds' home stadium will be named "Great American Ball Park" upon its expected completion in time for the 2003 baseball season. Great American paid the Reds $2 million during 2001, and will pay the Reds approximately $2.3 million annually over the term of the agreement. For these payments, Great American will also receive approximately $1.3 million of premium seating, marketing credits, and related sponsorship rights.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of section 13 of the Securities Exchange Act of 1934, American Financial Corporation has duly caused this Report to be signed on its behalf by the undersigned, duly authorized.

                                             American Financial Corporation

Signed:  April 29, 2002
                                             BY:s/FRED J. RUNK
                                                ---------------------------
                                                Fred J. Runk
                                                Senior Vice President and
                                                  Treasurer