Form 10-Q
period 2002-03-31
AMERICAN FINANCIAL CORP
filed 2002-05-15
CIK 5016

-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For the Quarterly Period Ended                             Commission File
March 31, 2002                                             No. 1-7361



                         AMERICAN FINANCIAL CORPORATION




Incorporated under                                         IRS Employer I.D.
the Laws of Ohio                                           No. 31-0624874


                 One East Fourth Street, Cincinnati, Ohio 45202
                                 (513) 579-2121






      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No


      As of May 1, 2002, there were 10,593,000 shares of the Registrant's Common Stock outstanding, all of which were owned by American Financial Group, Inc.












                                  Page 1 of 22
------------------------------------------------------------------------------

                       AMERICAN FINANCIAL CORPORATION 10-Q
                                     PART I
                              FINANCIAL INFORMATION

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Dollars In Thousands)

                                                                March 31,     December 31,
                                                                    2002             2001
                                                             -----------      -----------
ASSETS:
   Cash and short-term investments                           $   271,532      $   543,644
   Investments:
     Fixed maturities - at market
       (amortized cost - $11,050,249 and $10,593,205)         11,077,749       10,748,605
     Other stocks - at market
       (cost - $180,233 and $187,810)                            319,733          313,710
     Policy loans                                                208,430          211,288
     Real estate and other investments                           259,722          262,801
                                                             -----------      -----------
         Total investments                                    11,865,634       11,536,404

   Recoverables from reinsurers and prepaid
     reinsurance premiums                                      2,341,013        2,286,509
   Agents' balances and premiums receivable                      704,928          666,171
   Deferred acquisition costs                                    852,030          818,323
   Other receivables                                             280,797          254,137
   Variable annuity assets (separate accounts)                   560,821          529,590
   Prepaid expenses, deferred charges and other assets           453,547          451,362
   Goodwill                                                      312,594          312,134
                                                             -----------      -----------

                                                             $17,642,896      $17,398,274
                                                             ===========      ===========

LIABILITIES AND CAPITAL:
   Unpaid losses and loss adjustment expenses                $ 4,835,895      $ 4,777,580
   Unearned premiums                                           1,720,065        1,640,955
   Annuity benefits accumulated                                5,931,565        5,832,120
   Life, accident and health reserves                            653,458          638,522
   Payable to American Financial Group, Inc.                     348,100          356,689
   Long-term debt:
     Holding companies                                           249,518          228,252
     Subsidiaries                                                270,412          270,752
   Variable annuity liabilities (separate accounts)              560,821          529,590
   Accounts payable, accrued expenses and other
     liabilities                                               1,153,187        1,185,146
                                                             -----------      -----------
         Total liabilities                                    15,723,021       15,459,606

   Minority interest                                             455,021          460,737

   Shareholders' Equity:
     Preferred Stock - at liquidation value                       72,154           72,154
     Common Stock, no par value
       - 20,000,000 shares authorized
       - 10,593,000 shares outstanding                             9,625            9,625
     Capital surplus                                             985,868          984,125
     Retained earnings                                           301,207          255,127
     Unrealized gain on marketable securities, net                96,000          156,900
                                                             -----------      -----------
         Total shareholders' equity                            1,464,854        1,477,931
                                                             -----------      -----------

                                                             $17,642,896      $17,398,274
                                                             ===========      ===========

                       AMERICAN FINANCIAL CORPORATION 10-Q

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                 (In Thousands)


                                                  Three months ended
                                                       March 31,
                                                  -------------------
                                                      2002       2001
                                                      ----       ----
INCOME:
    Property and casualty insurance premiums      $603,908   $644,723
    Life, accident and health premiums              70,935     69,158
    Investment income                              220,959    209,790
    Realized losses on:
      Securities                                   (17,800)    (6,881)
      Subsidiaries                                    -        (1,586)
    Other income                                    47,612     58,292
                                                  --------   --------
                                                   925,614    973,496

COSTS AND EXPENSES:
    Property and casualty insurance:
      Losses and loss adjustment expenses          442,913    496,216
      Commissions and other underwriting expenses  170,266    184,974
    Annuity benefits                                75,525     69,264
    Life, accident and health benefits              55,920     54,083
    Interest charges on borrowed money              11,094     18,873
    Other operating and general expenses           113,311    107,871
                                                  --------   --------
                                                   869,029    931,281
                                                  --------   --------

Operating earnings before income taxes              56,585     42,215
Provision for income taxes                           2,703     14,952
                                                  --------   --------

Net operating earnings                              53,882     27,263

Minority interest expense, net of tax               (5,068)    (6,919)
Equity in net losses of investees, net of tax       (2,734)    (3,334)
                                                  --------   --------

NET EARNINGS                                      $ 46,080   $ 17,010
                                                  ========   ========

                       AMERICAN FINANCIAL CORPORATION 10-Q

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)

                                                       Common Stock              Unrealized
                                         Preferred      and Capital    Retained     Gain on
                                             Stock          Surplus    Earnings  Securities            Total
                                         ---------     ------------    --------  ----------       ----------
BALANCE AT JANUARY 1, 2002                 $72,154         $993,750    $255,127    $156,900       $1,477,931

  Net earnings                                -                -         46,080        -              46,080
  Change in unrealized                        -                -           -        (60,900)         (60,900)
                                                                                                  ----------
    Comprehensive income (loss)                                                                      (14,820)

  Capital contribution from parent            -               1,533        -           -               1,533
  Other                                       -                 210        -           -                 210
                                           -------         --------    --------    --------       ----------
BALANCE AT MARCH 31, 2002                  $72,154         $995,493    $301,207    $ 96,000       $1,464,854
                                           =======         ========    ========    ========       ==========





BALANCE AT JANUARY 1, 2001                 $72,154         $984,391    $258,371    $139,200       $1,454,116

  Net earnings                                -                -         17,010        -              17,010
  Change in unrealized                        -                -           -         34,400           34,400
                                                                                                  ----------
    Comprehensive income                                                                              51,410

  Capital contribution from parent            -               3,067        -           -               3,067
  Other                                       -                (174)       -           -                (174)
                                           -------         --------    --------    --------       ----------

BALANCE AT MARCH 31, 2001                  $72,154         $987,284    $275,381    $173,600       $1,508,419
                                           =======         ========    ========    ========       ==========

                       AMERICAN FINANCIAL CORPORATION 10-Q

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)

                                                               Three months ended
                                                                    March 31,
                                                            ------------------------
                                                                  2002          2001
                                                                  ----          ----
OPERATING ACTIVITIES:
    Net earnings                                            $   46,080      $ 17,010
    Adjustments:
      Equity in net losses of investees                          2,734         3,334
      Depreciation and amortization                             44,295        36,485
      Annuity benefits                                          75,525        69,264
      Realized (gains) losses on investing activities           17,605        (6,840)
      Deferred annuity and life policy acquisition costs       (38,600)      (35,551)
      Decrease (increase) in reinsurance and other
        receivables                                           (119,921)        4,727
      Increase in other assets                                  (7,997)      (19,369)
      Increase in insurance claims and reserves                152,361        74,616
      Increase (decrease) in other liabilities                  (4,307)       38,419
      Increase in minority interest                              3,284         4,095
      Other, net                                                   321          (434)
                                                            ----------      --------
                                                               171,380       185,756
                                                            ----------      --------
INVESTING ACTIVITIES:
    Purchases of and additional investments in:
      Fixed maturity investments                            (1,499,179)     (544,186)
      Equity securities                                           -           (2,571)
      Real estate, property and equipment                       (4,518)      (13,278)
    Maturities and redemptions of fixed maturity
      investments                                              408,962       131,547
    Sales of:
      Fixed maturity investments                               597,159       194,182
      Equity securities                                          5,164         4,679
      Subsidiaries                                                -           22,000
      Real estate, property and equipment                        1,669        24,562
    Cash and short-term investments of former
      subsidiaries                                                -         (132,858)
    Decrease (increase) in other investments                     3,368          (673)
                                                            ----------      --------
                                                              (487,375)     (316,596)
                                                            ----------      --------

FINANCING ACTIVITIES:
    Fixed annuity receipts                                     169,872       126,223
    Annuity surrenders, benefits and withdrawals              (135,912)     (186,921)
    Net transfers from (to) variable annuity assets             (5,570)        2,929
    Additional long-term borrowings                             41,000        26,842
    Reductions of long-term debt                               (20,240)      (47,601)
    Borrowings from AFG                                          4,400         1,000
    Payments to AFG                                            (12,000)      (23,000)
    Capital contribution                                         2,333         4,667
                                                            ----------      --------
                                                                43,883       (95,861)
                                                            ----------      --------

NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS               (272,112)     (226,701)

Cash and short-term investments at beginning
    of period                                                  543,644       437,263
                                                            ----------      --------

Cash and short-term investments at end of period            $  271,532      $210,562
                                                            ==========      ========

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

      Emerging Issues Task Force Issue No. 99-20 established a new standard for recognizing interest income and impairment on certain asset-backed investments. Interest income on these investments is recorded at a yield based on projected cash flows. The yield is adjusted prospectively to reflect actual cash flows and changes in projected amounts. Impairment losses on these investments must be recognized when (i) the fair value of the security is less than its cost basis and (ii) there has been an adverse change in the expected cash flows. The new standard became effective on April 1, 2001. Impairment losses on initial application of this rule were recognized as the cumulative effect of an accounting change. Subsequent impairments are recognized as a component of net realized gains and losses.

      GOODWILL Goodwill represents the excess of cost of subsidiaries over AFC's equity in their underlying net assets. Through December 31, 2001, goodwill was being amortized over periods of 20 to 40 years. Effective January 1, 2002, AFC implemented Statement of Financial Accounting Standards ("SFAS") No. 142, under which goodwill is no longer amortized but is subject to an impairment test at least annually. As required under SFAS No. 142, AFC will complete the transitional test for goodwill impairment (as of January 1, 2002) by the end of 2002. Any resulting write-down will be reported by restating first quarter 2002 results for the cumulative effect of a change in accounting principle.

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

            DEFERRED ACQUISITION COSTS ("DPAC") Policy acquisition costs (principally commissions, premium taxes and other marketing and underwriting expenses) related to the production of new business are deferred. For the property and casualty companies, DPAC is limited based upon recoverability without any consideration for anticipated investment income and is charged against income ratably over the terms of the related policies.

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

                       AMERICAN FINANCIAL CORPORATION 10-Q

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

                       AMERICAN FINANCIAL CORPORATION 10-Q

      BENEFIT PLANS AFC provides retirement benefits to qualified employees of participating companies through contributory and noncontributory defined contribution plans contained in AFG's Retirement and Savings Plan. The Company makes all contributions to the retirement fund and matches a portion of employee contributions to the savings fund. Employees have been permitted to direct the investment of their contributions to independently managed investment funds, while Company contributions have been invested primarily in securities of AFG and affiliates. Employees are being afforded the flexibility to direct the investment of a portion of their vested retirement fund account balances (increasing from 12.5% in July 2002 to 100% in April 2004) from securities of AFG and its affiliates to independently managed investment funds. The Plan owns 12% of AFG's outstanding common stock. Company contributions are charged against earnings in the year for which they are declared.

      AFC and many of its subsidiaries provide health care and life insurance benefits to eligible retirees. AFC also provides postemployment benefits to former or inactive employees (primarily those on disability) who were not deemed retired under other company plans. The projected future cost of providing these benefits is expensed over the period employees earn such benefits.

      DERIVATIVES Derivatives included in AFC's Balance Sheet consist primarily of investments in common stock warrants (included in other stocks), the equity-based component of certain annuity products (included in annuity benefits accumulated) and call options (included in other investments) used to mitigate the risk embedded in the equity-indexed annuity products. Changes in the fair value of derivatives are included in current earnings.

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

B.    ACQUISITIONS AND SALES OF SUBSIDIARIES

      MANHATTAN NATIONAL LIFE INSURANCE In March 2002, GAFRI reached an agreement to acquire Manhattan National Life Insurance Company ("MNL") from Conseco, Inc. for $48.5 million in cash. GAFRI expects to close on this transaction in the second quarter of 2002 and to fund this acquisition with cash on hand and through reinsurance of up to 90% of the business in force. While MNL is not currently writing new policies, the company reported over $43 million of statutory renewal premiums in 2001. At December 31, 2001, MNL had approximately 90,000 policies in force (primarily term life) representing over $12 billion in face amount of insurance, statutory assets of $297.8 million and statutory capital and surplus of $23.1 million.

      JAPANESE DIVISION In December 2000, AFC agreed to sell its Japanese property and casualty division to Mitsui Marine & Fire Insurance Company of America for $22 million in cash and recorded an estimated $10.7 million pretax loss. Upon completion of the sale in March 2001, AFC realized an additional pretax loss of $1.6 million and deferred a gain of approximately $21 million on ceded insurance; the deferred gain is being recognized over the estimated settlement period (weighted average of 4 years) of the ceded claims.

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

                                                 Three months ended
                                                      March 31,
                                               ----------------------
                                                   2002          2001
                                                   ----          ----
         REVENUES (a)
         Property and casualty insurance:
           Premiums earned:
             Specialty                         $356,415      $316,307
             Personal                           247,203       327,632
             Other lines (b)                        290           784
                                               --------      --------
                                                603,908       644,723
           Investment and other income          100,259       107,335
                                               --------      --------
                                                704,167       752,058
         Annuities, life and health (c)         217,422       217,030
         Other                                    4,025         4,408
                                               --------      --------
                                               $925,614      $973,496
                                               ========      ========
         OPERATING PROFIT (LOSS)
         Property and casualty insurance:
           Underwriting:
             Specialty                         $  5,294     ($  2,230)
             Personal                            (5,239)      (27,782)
             Other lines (b)                     (9,326)       (6,455)
                                               --------      --------
                                                 (9,271)      (36,467)
           Investment and other income           63,251        75,202
                                               --------      --------
                                                 53,980        38,735
         Annuities, life and health              21,981        30,123
         Other (d)                              (19,376)      (26,643)
                                               --------      --------
                                               $ 56,585      $ 42,215
                                               ========      ========

         (a) Revenues include sales of products and services as well as other income earned by the respective segments.
         (b) Represents lines in "run-off"; AFC has ceased underwriting new business in these operations.
         (c)    Represents primarily investment income.
         (d)    Includes holding company expenses.

D. GOODWILL Effective January 1, 2002, goodwill is no longer amortized. If the $3.5 million of goodwill amortization had not been deducted in the first quarter of 2001, net earnings for that period would have been $20.5 million.

E. PAYABLE TO AMERICAN FINANCIAL GROUP AFC has a reciprocal Master Credit Agreement with various AFG holding companies under which these companies make funds available to each other for general corporate purposes.

                       AMERICAN FINANCIAL CORPORATION 10-Q

F. LONG-TERM DEBT The carrying value of long-term debt consisted of the following (in thousands):

                                                                March 31,   December 31,
                                                                    2002           2001
                                                                --------    -----------
            HOLDING COMPANIES:
               AFC notes payable under bank line                $225,000       $203,000
               APU 10-7/8% Subordinated Notes due May 2011        11,542         11,557
               Other                                              12,976         13,695
                                                                --------       --------

                                                                $249,518       $228,252
                                                                ========       ========
            SUBSIDIARIES:
               GAFRI 6-7/8% Senior Notes due June 2008          $100,000       $100,000
               GAFRI notes payable under bank line               121,100        121,100
               Notes payable secured by real estate               36,081         36,253
               Other                                              13,231         13,399
                                                                --------       --------

                                                                $270,412       $270,752
                                                                ========       ========

      At March 31, 2002, sinking fund and other scheduled principal payments on debt for the balance of 2002 and the subsequent five years were as follows (in millions):
                          Holding
                        Companies    Subsidiaries          Total
                        ---------    ------------         ------
            2002          $234.9           $   .9         $235.8
            2003             -                1.2            1.2
            2004             -              122.4          122.4
            2005             -               10.4           10.4
            2006             -               19.1           19.1
            2007              .1               .6             .7

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

G. MINORITY INTEREST Minority interest in AFC's balance sheet is comprised of the following (in thousands):
                                                       March 31,    December 31,
                                                           2002            2001
                                                       --------     -----------
        Interest of AFG (parent) and noncontrolling
          shareholders in subsidiaries' common stock   $312,108        $317,824
        Preferred securities issued by
          subsidiary trusts                             142,913         142,913
                                                       --------        --------
                                                       $455,021        $460,737
                                                       ========        ========

                      AMERICAN FINANCIAL CORPORATION 10-Q

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

      The preferred securities consisted of the following (in thousands):

      Date of                                          March 31,   December 31,    Optional
      Issuance            Issue (Maturity Date)            2002           2001     Redemption Dates
      -------------       ------------------------     --------    -----------     --------------------
      November 1996       GAFRI 9-1/4% TOPrS (2026)     $72,913        $72,913     Currently redeemable
      March 1997          GAFRI 8-7/8% Pfd   (2027)      70,000         70,000     On or after 3/1/2007

      MINORITY INTEREST EXPENSE Minority interest expense is comprised of (in thousands):

                                                             Three months ended
                                                                  March 31,
                                                             -------------------
                                                                 2002       2001
                                                                 ----       ----
          Interest of AFG (parent) and noncontrolling
            shareholders in earnings of subsidiaries           $5,479     $4,005
          Effect of basis difference in realized gains
            (losses) of subsidiaries                           (2,517)       -
          Accrued distributions by subsidiaries
            on trust issued preferred securities, net of tax    2,106      2,914
                                                               ------     ------
                                                               $5,068     $6,919
                                                               ======     ======

H. SHAREHOLDERS' EQUITY At March 31, 2002, and December 31, 2001, American Financial Group beneficially owned all of the outstanding shares of AFC's Common Stock.

      PREFERRED STOCK Under provisions of both the Nonvoting (4.0 million shares authorized) and Voting (4.0 million shares authorized) Cumulative Preferred Stock, the Board of Directors may divide the authorized stock into series and set specific terms and conditions of each series. At March 31, 2002, and December 31, 2001, the outstanding voting shares of AFC's Preferred Stock consisted of the following:

              SERIES J, no par value; $25.00 liquidating value per share; annual dividends per share $2.00; redeemable at AFC's option at $25.75 per share beginning December 2005 declining to $25.00 at December 2007 and thereafter; 2,886,161 shares (stated value $72.2 million) outstanding at March 31, 2002, and December 31, 2001.

      The change in unrealized gain on marketable securities for the three months ended March 31 included the following (in millions):

                                                                          Minority
                                                     Pretax      Taxes    Interest       Net
                                                     ------      -----    --------      -----
                      2002
      ---------------------------------------
      Unrealized holding losses on securities
        arising during the period                   ($125.1)     $43.6      $12.9      ($68.6)
      Realized losses included in net income           17.8       (6.2)      (3.9)        7.7
                                                     ------      -----      -----       -----
      Change in unrealized gain on marketable
        securities, net                             ($107.3)     $37.4      $ 9.0      ($60.9)
                                                     ======      =====      =====       =====

                     2001
      ---------------------------------------
      Unrealized holding gains on securities
        arising during the period                    $ 59.0     ($20.6)     ($8.2)      $30.2
      Realized losses included in net income            6.9       (2.4)       (.3)        4.2
                                                     ------      -----       ----       -----
      Change in unrealized gain on marketable
        securities, net                              $ 65.9     ($23.0)     ($8.5)      $34.4
                                                     ======      =====       ====       =====

                       AMERICAN FINANCIAL CORPORATION 10-Q

I. EQUITY IN LOSSES OF INVESTEES Since 1998, AFC subsidiaries have made loans to two start-up manufacturing businesses which were previously owned by unrelated third-parties. During 2000, the former owners chose to forfeit their equity interests to AFC rather than invest additional capital.

      During the fourth quarter of 2000, AFC sold the equity interests to a group of employees for nominal cash consideration plus warrants to repurchase a significant ownership interest. Due to the absence of significant financial investment by the buyers relative to the amount of loans ($61.5 million at December 31, 2000) owed to AFC subsidiaries, the sale was not recognized as a divestiture for accounting purposes. Assets of the businesses transferred ($56.1 million at March 31, 2002 and $57.1 million at December 31, 2001) are included in other assets; liabilities of the businesses transferred ($11.7 million at March 31, 2002 and $11.8 million at December 31, 2001, after consolidation and elimination of loans from AFC subsidiaries) are included in other liabilities. Investee losses in the Statement of Earnings represents AFC's equity in the losses of these two companies. One of the businesses is involved in litigation impacting its operations; see "Investee Corporations" in Management's Discussion and Analysis.

J. COMMITMENTS AND CONTINGENCIES There have been no significant changes to the matters discussed and referred to in Note M "Commitments and Contingencies" of AFC's Annual Report on Form 10-K for 2001.

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

      The forward-looking statements herein are made only as of the date of this report. AFC assumes no obligation to publicly update any forward-looking statements.

                       AMERICAN FINANCIAL CORPORATION 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


      LIQUIDITY AND CAPITAL RESOURCES

      RATIOS AFC's debt to total capital ratio at the parent holding company level (excluding amounts due AFG) was approximately 15% at March 31, 2002, and 13% at December 31, 2001. Including amounts due AFG, the ratio was 29% at March 31, 2002, and 28% at December 31, 2001.

      AFC's ratio of earnings to fixed charges, excluding and including preferred dividends, on a total enterprise basis was 3.86 and 3.57 for the first three months of 2002 and 1.56 and 1.45 for the entire year of 2001.

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

      AFC has a revolving credit agreement with several banks under which it can borrow up to $300 million until December 31, 2002. At March 31, 2002, three-fourths of the credit line had been used. While management expects to negotiate a replacement bank agreement later this year, market conditions indicate the maximum amount may be smaller and interest costs will likely be greater.

      INVESTMENTS AFC's investment portfolio at March 31, 2002, contained $11.1 billion in "Fixed maturities" and $320 million in "Other stocks", all carried at market value with unrealized gains and losses reported as a separate component of shareholders' equity on an after-tax basis. At March 31, 2002, AFC had pretax net unrealized gains of $27.5 million on fixed maturities and $139.5 million on other stocks.

      Approximately 93% of the fixed maturities held by AFC at March 31, 2002, were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

      Individual portfolio securities are sold creating gains or losses as market opportunities exist. Since all of these securities are carried at market value in the balance sheet, there is virtually no effect on liquidity or financial condition upon the sale and ultimate realization of unrealized gains and losses.

                       AMERICAN FINANCIAL CORPORATION 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


      Summarized information for the unrealized gains and losses recorded in AFC's balance sheet at March 31, 2002, follows (dollars in millions):

                                                             Securities with
                                                           -------------------
                                                            Gains       Losses
                                                           ------       ------
             Fixed Maturities
             ----------------
                Market value                               $6,100       $4,600
                Gross unrealized                           $  228       $  201
                Number of security positions                1,200          600
                Number individually exceeding
                  $2 million gain or loss                       4           11
                Concentration of gains or losses by
                   type or industry (exceeding 5% of
                   unrealized):
                      Mortgage-backed securities           $ 75.2       $ 36.5
                      U.S. Treasuries                        14.2         11.0
                      Telephone communications                3.2         33.3
                      Banks                                  24.0          1.9
                      Electric services                       7.7         12.3
                      Air transportation                      1.5         11.3
                Percentage rated investment grade              96%          90%

             Other Stocks
             ------------
                Market value                                $ 264       $   19
                Gross unrealized                            $ 151       $   12
                Number individually exceeding
                  $2 million gain or loss                       3            2

      AFC's investment in equity securities of Provident Financial Group, a Cincinnati-based commercial banking and financial services company, represents $137 million of the $151 million in unrealized gains on other stocks at March 31, 2002.

      The table below sets forth the scheduled maturities of fixed maturity securities (by separate gain/loss segments and in total) at March 31, 2002, based on their market values.
                                                       Unrealized
                                                     ---------------
             Maturity                                Gains    Losses      Total
             --------                                -----    ------      -----
             One year or less                            9%        1%         6%
             After one year through five years          27        15         22
             After five years through ten years         18        40         27
             After ten years                            16        14         15
                                                       ---       ---        ---
                                                        70        70         70
             Mortgage-backed securities                 30        30         30
                                                       ---       ---        ---
                                                       100%      100%       100%
                                                       ===       ===        ===

      AFC realized aggregate losses of $5.9 million during the first three months of 2002 on $71.1 million in sales of fixed maturity securities (16 issues) that had unrealized losses at December 31, 2001. Market values of ten of the issues improved from year-end to date of sale while the other six deteriorated; overall, there was a slight net improvement. Of the three with unrealized losses greater than $500,000 at year-end, actual losses on sale were $1.1 million less than the unrealized loss at year-end. Although AFC had the ability to continue holding these investments, its intent to hold them changed due to a variety of reasons including actual or expected deterioration in the issuer's credit and decisions to lessen exposure to a particular credit or industry.

                       AMERICAN FINANCIAL CORPORATION 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


      The length of time securities with unrealized losses at March 31, 2002, have been in an unrealized loss position varies by individual security. Of the 96 individual securities at that date with unrealized losses exceeding $500,000, 78 have been in that position for less than one year, including 68 that have been in that position for less than six months. Of the 111 individual securities at that date with unrealized gains exceeding $500,000, 48 have been in that position for less than one year, including 9 that have been in that position for less than six months.

      When a decline in the value of a specific investment is considered to be "other than temporary," a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced. The determination of whether unrealized losses are "other than temporary" requires judgment based on subjective as well as objective factors. A listing of factors considered and resources used is contained in the discussion of "Investments" under Management's Discussion and Analysis in AFC's 2001 Form 10-K.

      Based on its analysis, management believes (i) AFC will recover its cost basis in the securities with unrealized losses and (ii) that AFC has the ability and intent to hold the securities until they mature or recover in value. Should either of these beliefs change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other than temporary impairment could be material to results of operations in a future period. Management believes it is not likely that future impairment charges will have a significant effect on AFC's liquidity.

      UNCERTAINTIES Aside from risks common to most insurance operations, management believes that the areas posing the greatest risk of material loss are Great American's exposure to asbestos, environmental and other mass tort claims and American Premier's exposure to asbestos, environmental and other contingencies arising out of its former operations.

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

              ASBESTOS AND ENVIRONMENTAL-RELATED ("A&E") RESERVES Establishing reserves for A&E claims is subject to uncertainties that are significantly greater than those presented by other types of claims. Estimating ultimate liability for asbestos claims presents unique and difficult challenges to the insurance industry due to, among other things, inconsistent court decisions, an increase in bankruptcy filings as a result of asbestos-related liabilities, novel theories of coverage, and judicial interpretations that often expand theories of recovery and broaden the scope of coverage. The casualty insurance industry is engaged, as is AFC, in extensive litigation over these coverage and liability issues as the volume and severity of claims against asbestos defendants continue to increase.

                       AMERICAN FINANCIAL CORPORATION 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


      While management believes that AFC's reserves for A&E claims are a reasonable estimate of ultimate liability for such claims, actual results may vary materially from the amount currently recorded due to outstanding issues and uncertainties such as whether coverage exists, whether claims are to be allocated among triggered policies and implicated years, whether claimants who exhibit no signs of illness will be successful in pursuing their claims, predicting the number of future claims, and the impact of recent bankruptcy filings.

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

      For further discussion of uncertainties and litigation involving AFC, see Note M "Commitments and Contingencies" to the financial statements and "Legal Proceedings" in AFC's Annual Report on Form 10-K for 2001.

      RESULTS OF OPERATIONS

      GENERAL Pretax operating earnings for the first quarter of 2002 were $56.6 million compared to $42.2 million for the first quarter of 2001. First quarter results reflect significantly improved property and casualty underwriting results, partially offset by a decrease in income from the sale of real estate and higher realized losses.

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

                       AMERICAN FINANCIAL CORPORATION 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


      Net written premiums and combined ratios for AFC's property and casualty insurance subsidiaries were as follows (dollars in millions):

                                                         Three months ended
                                                              March 31,
                                                        --------------------
                                                          2002          2001
                                                          ----          ----
         Net Written Premiums (GAAP)
         ---------------------------
            Specialty                                   $386.7        $356.6 (a)
            Personal                                     256.4 (b)     370.5
            Other lines                                     .3           -
                                                        ------        ------
                                                        $643.4        $727.1
                                                        ======        ======

         Combined Ratios (GAAP)
         ----------------------
            Specialty                                     98.5%        100.6%
            Personal                                     102.1         108.5
            Aggregate (including discontinued lines)     101.4         105.6

            (a) Before a reduction of $29.7 million for unearned premium transfer related to the sale of the Japanese division.
            (b) Reflects the ceding of $88.7 million in premiums under a reinsurance agreement (effective April 1, 2001).

      SPECIALTY The Specialty group's increase in net written premiums reflects the impact of rate increases and the realization of growth opportunities in certain commercial markets, partially offset by the decision to discontinue certain lines of business (during 2001) that were not achieving adequate returns and by additional reinsurance agreements. Specialty rate increases averaged over 25% during the first quarter of 2002 and are expected to average approximately 20% for the year. The Specialty group reported a solid underwriting profit for the 2002 quarter with a combined ratio of 98.5%. The 2.1 point improvement in the combined ratio compared to 2001 reflects strategic changes in the mix of specialty businesses and the impact of rate increases.

      PERSONAL The Personal group's decline in net written premiums reflects a reinsurance agreement, effective April 1, 2001, under which AFC cedes 90% of the automobile physical damage business written by certain of its insurance subsidiaries. This agreement is enabling AFC to reallocate some of its capital to the more profitable specialty operations. Excluding the effect of this agreement, the Personal group's net written premiums declined about 7%, reflecting lower business volume partially offset by the impact of rate increases. Rate increases implemented in the first quarter of 2002 were about 4% and are expected to range between 8% and 10% for the year. As a result of rate increases implemented over the last year, the combined ratio improved by 6.4 points over the first quarter of 2001. Management expects the Personal group to achieve underwriting profitability by the fourth quarter of 2002.

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

                                                       Three months ended
                                                            March 31,
                                                       ------------------
                                                         2002        2001
                                                         ----        ----
           Other income                                 $15.3       $32.0
           Other operating and general expenses          14.5        15.0
           Interest charges on borrowed money              .6          .7
           Minority interest expense, net                 -           1.9

      Other income includes net pretax gains on the sale of real estate assets of $171,000 in the first quarter of 2002 and $15.3 million in the first quarter of 2001.

      OTHER INCOME Excluding gains on sales of real estate assets (discussed above), other income increased $4.4 million (10%) due primarily to fees earned by certain new specialty insurance operations.

      REALIZED GAINS Realized capital gains have been an important part of the return on investments. Individual assets are sold creating gains and losses as market opportunities exist.

      LOSSES ON SECURITIES Realized losses on securities include provisions for other than temporary impairment of securities still held of $18.3 million in the first quarter of 2002 and $8 million in the first quarter of 2001. Increased impairment charges in recent years reflect a rise in corporate defaults in the marketplace resulting from the weakened economy.

      Warrants to purchase common stock of publicly traded companies are generally considered derivatives and marked to market through current earnings as realized gains and losses. Realized losses on securities include losses of $3 million in the first quarter of 2002 and $.8 million in the first quarter of 2001 to adjust the carrying value of AFC's investment in warrants to market value ($26.4 million at March 31, 2002).

      LOSS ON SUBSIDIARIES AFC recognized a $1.6 million pretax loss in connection with the sale of the Japanese division in 2001.

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

      INTEREST EXPENSE Interest expense for the first quarter of 2002 decreased compared to 2001 as lower average interest rates on AFC's variable rate debt (including AFC's payable to AFG) more than offset higher average indebtedness.

                       AMERICAN FINANCIAL CORPORATION 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

      OTHER OPERATING AND GENERAL EXPENSES Other operating and general expenses for the first quarter of 2001 include goodwill amortization of $3.5 million. Under SFAS No. 142, which was implemented January 1, 2002, goodwill is no longer amortized. Excluding 2001 goodwill amortization, other operating and general expenses increased $8.9 million (9%) due primarily to expenses related to certain new specialty insurance operations and increased amortization of annuity and life deferred acquisition costs.

      INCOME TAXES The 2002 provision for income taxes includes a $16 million tax benefit for the reversal of previously accrued amounts due to the resolution of certain tax matters.

      INVESTEE CORPORATIONS Equity in losses of investee corporations represents losses of two start-up manufacturing businesses (see Note I). In November 2001, an injunction was issued against one of the companies which would prohibit the company from using equipment subject to litigation alleging the misappropriation of a trade secret and effectively close the plant. The injunction was subsequently modified, pending appeal, to permit operations to continue and require certain escrow payments. If the investee is unsuccessful in its attempt to have the injunction lifted or further modified, or if operating results fail to improve, a substantial portion of AFC's investment ($32.4 million as of March 31, 2002), may be written off.


                     --------------------------------------

                                     ITEM 3

             QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
             ------------------------------------------------------

      As of March 31, 2002, there were no material changes to the information provided in AFC's Form 10-K for 2001 under the caption "Exposure to Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                       AMERICAN FINANCIAL CORPORATION 10-Q
                                     PART II
                                OTHER INFORMATION


                                     ITEM 6

                        EXHIBITS AND REPORTS ON FORM 8-K
                        --------------------------------


(a) Exhibit 10 - 2002 Annual Bonus Plan

(b) Reports on Form 8-K:  none





       --------------------------------------------------------------------



                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized.

                                     American Financial Corporation




May 13, 2002                         BY:   Fred J. Runk
                                           -----------------------------------
                                           Fred J. Runk
                                           Senior Vice President and Treasurer