Form 10-K/A
period 2001-12-31
AMERICAN FINANCIAL CORP
filed 2002-08-12
CIK 5016

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

                                  -------------





--------------------------------------------------------------------------------

         This Amendment No. 2 on Form 10-K/A amends Item 13 of the Registrant's Annual Report on Form 10-K to add the following supplemental information:


Item 13.  Certain Relationships and Related Transactions

         William R. Martin is an independent director of the Registrant. One of his adult sons was an employee of the Registrant's technology group during 2001 and received compensation of approximately $100,000 during that year. The son is no longer employed by the Registrant.


                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AMERICAN FINANCIAL CORPORATION

                                       By:/s/Fred J. Runk
                                       -------------------------------------
                                             Fred J. Runk
                                             Senior Vice President and
                                             Treasurer (principal financial and
                                             accounting officer)

As of August 7, 2002
Cincinnati, Ohio