Form 10-Q
period 2002-06-30
AMERICAN FINANCIAL CORP
filed 2002-08-14
CIK 5016

-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For the Quarterly Period Ended                                Commission File
June 30, 2002                                                 No. 1-7361



                         AMERICAN FINANCIAL CORPORATION




Incorporated under                                            IRS Employer I.D.
the Laws of Ohio                                              No. 31-0624874


                 One East Fourth Street, Cincinnati, Ohio 45202
                                 (513) 579-2121






      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No


      As of August 1, 2002, there were 10,593,000 shares of the Registrant's Common Stock outstanding, all of which were owned by American Financial Group, Inc.













                                  Page 1 of 26
-------------------------------------------------------------------------------

                       AMERICAN FINANCIAL CORPORATION 10-Q
                                     PART I
                              FINANCIAL INFORMATION

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Dollars In Thousands)

                                                                  June 30,    December 31,
                                                                     2002            2001
                                                              -----------     -----------

ASSETS:
   Cash and short-term investments                            $   444,299     $   543,644
   Investments:
     Fixed maturities - at market
       (amortized cost - $11,159,709 and $10,593,205)          11,429,209      10,748,605
     Other stocks - at market
       (cost - $182,049 and $187,810)                             323,749         313,710
     Policy loans                                                 214,928         211,288
     Real estate and other investments                            255,922         262,801
                                                              -----------     -----------
         Total investments                                     12,223,808      11,536,404

   Recoverables from reinsurers and prepaid
     reinsurance premiums                                       2,545,203       2,286,509
   Agents' balances and premiums receivable                       774,730         666,171
   Deferred acquisition costs                                     886,281         818,323
   Other receivables                                              337,520         254,137
   Variable annuity assets (separate accounts)                    518,546         529,590
   Prepaid expenses, deferred charges and other assets            465,966         451,362
   Goodwill                                                       312,594         312,134
                                                              -----------     -----------

                                                              $18,508,947     $17,398,274
                                                              ===========     ===========

LIABILITIES AND CAPITAL:
   Unpaid losses and loss adjustment expenses                 $ 4,943,957     $ 4,777,580
   Unearned premiums                                            1,814,249       1,640,955
   Annuity benefits accumulated                                 6,051,718       5,832,120
   Life, accident and health reserves                             912,087         638,522
   Payable to American Financial Group, Inc.                      328,011         356,689
   Long-term debt:
     Holding companies                                            241,776         228,252
     Subsidiaries                                                 270,134         270,752
   Variable annuity liabilities (separate accounts)               518,546         529,590
   Accounts payable, accrued expenses and other
     liabilities                                                1,339,907       1,185,146
                                                              -----------     -----------
         Total liabilities                                     16,420,385      15,459,606

   Minority interest                                              476,397         460,737

   Shareholders' Equity:
     Preferred Stock - at liquidation value                        72,154          72,154
     Common Stock, no par value
       - 20,000,000 shares authorized
       - 10,593,000 shares outstanding                              9,625           9,625
     Capital surplus                                              986,625         984,125
     Retained earnings                                            314,761         255,127
     Unrealized gain on marketable securities, net                229,000         156,900
                                                              -----------     -----------
         Total shareholders' equity                             1,612,165       1,477,931
                                                              -----------     -----------

                                                              $18,508,947     $17,398,274
                                                              ===========     ===========

                       AMERICAN FINANCIAL CORPORATION 10-Q

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                 (In Thousands)

                                                 Three months ended           Six months ended
                                                      June 30,                     June 30,
                                                --------------------      -------------------------

                                                    2002        2001            2002           2001
                                                    ----        ----            ----           ----
INCOME:
    Property and casualty insurance
      premiums                                  $618,935    $679,563      $1,222,843     $1,324,286
    Life, accident and health premiums            72,709      70,533         143,644        139,691
    Investment income                            213,518     214,374         434,477        424,164
    Realized losses on:
      Securities                                 (47,490)    (26,425)        (65,290)       (33,306)
      Subsidiaries                                  -           -               -            (1,586)
    Other income                                  62,405      56,915         110,017        115,207
                                                --------    --------      ----------     ----------
                                                 920,077     994,960       1,845,691      1,968,456

COSTS AND EXPENSES:
    Property and casualty insurance:
      Losses and loss adjustment expenses        459,037     526,411         901,950      1,022,627
      Commissions and other underwriting
        expenses                                 166,689     192,902         336,955        377,876
    Annuity benefits                              71,016      70,716         146,541        139,980
    Life, accident and health benefits            59,392      52,211         115,312        106,294
    Interest charges on borrowed money            11,554      14,777          22,648         33,650
    Other operating and general expenses         121,600     114,505         234,911        222,376
                                                --------    --------      ----------     ----------
                                                 889,288     971,522       1,758,317      1,902,803
                                                --------    --------      ----------     ----------

Operating earnings before income taxes            30,789      23,438          87,374         65,653
Provision for income taxes                         5,685       4,347           8,388         19,299
                                                --------    --------      ----------     ----------

Net operating earnings                            25,104      19,091          78,986         46,354

Minority interest expense, net of tax             (6,311)     (4,188)        (11,379)       (11,107)
Equity in net losses of
    investees, net of tax                         (2,353)     (2,313)         (5,087)        (5,647)
                                                --------    --------      ----------     ----------
Earnings before cumulative effect
    of accounting change                          16,440      12,590          62,520         29,600
Cumulative effect of accounting change              -        (10,040)           -           (10,040)
                                                --------    --------      ----------     ----------

NET EARNINGS                                    $ 16,440    $  2,550      $   62,520     $   19,560
                                                ========    ========      ==========     ==========

                       AMERICAN FINANCIAL CORPORATION 10-Q

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)

                                                  Common Stock               Unrealized
                                      Preferred    and Capital    Retained      Gain on
                                          Stock        Surplus    Earnings   Securities           Total
                                      ---------   ------------    --------   ----------      ----------
BALANCE AT JANUARY 1, 2002              $72,154       $993,750    $255,127     $156,900      $1,477,931

  Net earnings                             -              -         62,520         -             62,520
  Change in unrealized                     -              -           -          72,100          72,100
                                                                                             ----------
    Comprehensive income                                                                        134,620

  Capital contribution from parent         -             3,067        -            -              3,067
  Dividends on Preferred Stock             -              -         (2,886)        -             (2,886)
  Other                                    -              (567)       -            -               (567)
                                        -------       --------    --------     --------      ----------

BALANCE AT JUNE 30, 2002                $72,154       $996,250    $314,761     $229,000      $1,612,165
                                        =======       ========    ========     ========      ==========


BALANCE AT JANUARY 1, 2001              $72,154       $984,391    $258,371     $139,200      $1,454,116

  Net earnings                             -              -         19,560         -             19,560
  Change in unrealized                     -              -           -          25,740          25,740
                                                                                             ----------
    Comprehensive income                                                                         45,300

  Capital contribution from parent         -             6,134        -            -              6,134
  Dividends on Preferred Stock             -              -         (2,886)        -             (2,886)
  Other                                    -                (9)       -            -                 (9)
                                        -------       --------    --------     --------      ----------

BALANCE AT JUNE 30, 2001                $72,154       $990,516    $275,045     $164,940      $1,502,655
                                        =======       ========    ========     ========      ==========

                       AMERICAN FINANCIAL CORPORATION 10-Q

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)

                                                                  Six months ended
                                                                      June 30,
                                                               -----------------------
                                                                     2002         2001
                                                                     ----         ----
OPERATING ACTIVITIES:
    Net earnings                                               $   62,520     $ 19,560
    Adjustments:
      Cumulative effect of accounting change                         -          10,040
      Equity in net losses of investees                             5,087        5,647
      Depreciation and amortization                                92,899       71,503
      Annuity benefits                                            146,541      139,980
      Realized losses on investing activities                      57,539       10,167
      Deferred annuity and life policy acquisition costs          (80,775)     (73,530)
      Increase in reinsurance and other receivables              (355,340)     (77,612)
      Increase in other assets                                    (41,250)     (26,742)
      Increase in insurance claims and reserves                   375,850      169,679
      Increase in other liabilities                                99,369       74,352
      Increase in minority interest                                 7,160        4,770
      Other, net                                                   (1,651)       1,521
                                                               ----------     --------
                                                                  367,949      329,335
                                                               ----------     --------
INVESTING ACTIVITIES:
    Purchases of and additional investments in:
      Fixed maturity investments                               (2,484,455)    (981,049)
      Equity securities                                           (10,562)      (2,907)
      Subsidiary                                                  (48,500)        -
      Real estate, property and equipment                         (29,689)     (31,090)
    Maturities and redemptions of fixed maturity
      investments                                                 827,153      337,280
    Sales of:
      Fixed maturity investments                                1,168,341      368,003
      Equity securities                                            18,109        9,148
      Subsidiaries                                                   -          22,000
      Real estate, property and equipment                          10,559       43,456
    Cash and short-term investments of acquired
      (former) subsidiaries, net                                    4,642     (132,858)
    Decrease (increase) in other investments                       12,989         (171)
                                                               ----------     --------
                                                                 (531,413)    (368,188)
                                                               ----------     --------

FINANCING ACTIVITIES:
    Fixed annuity receipts                                        361,223      271,827
    Annuity surrenders, benefits and withdrawals                 (278,496)    (341,310)
    Net transfers to variable annuity assets                       (2,855)      (1,368)
    Additional long-term borrowings                                59,000       78,868
    Reductions of long-term debt                                  (46,434)     (83,192)
    Borrowings from AFG                                             7,400        7,600
    Payments to AFG                                               (37,500)     (53,500)
    Capital contribution                                            4,667        9,334
    Cash dividends paid                                            (2,886)      (2,886)
                                                               ----------     --------
                                                                   64,119     (114,627)
                                                               ----------     --------

NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS                   (99,345)    (153,480)

Cash and short-term investments at beginning
    of period                                                     543,644      437,263
                                                               ----------     --------

Cash and short-term investments at end of period               $  444,299     $283,783
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

      INVESTMENTS All fixed maturity securities are considered "available for sale" and reported at fair value with unrealized gains and losses reported as a separate component of shareholders' equity. Short-term investments are carried at cost; loans receivable are carried primarily at the aggregate unpaid balance. Premiums and discounts on mortgage-backed securities are amortized over a period based on estimated future principal payments and adjusted to reflect actual payments.

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

            UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES The net liabilities stated for unpaid claims and for expenses of investigation and adjustment of unpaid claims are based upon (a) the accumulation of case estimates for losses reported prior to the close of the accounting period on direct business written; (b) estimates received from ceding reinsurers and insurance pools and associations; (c) estimates of unreported losses based on past experience; (d) estimates based on experience of expenses for investigating and adjusting claims and (e) the current state of the law and coverage litigation. Establishing reserves for asbestos and environmental claims involves considerably more judgment than other types of claims due to, among other things, inconsistent court decisions, an increase in bankruptcy filings as a result of asbestos-related liabilities, novel theories of coverage, and judicial interpretations that often expand theories of recovery and broaden the scope of coverage.

      Loss reserve liabilities are subject to the impact of changes in claim amounts and frequency and other factors. Changes in estimates of the liabilities for losses and loss adjustment expenses are reflected in the Statement of Earnings in the period in which determined. In spite of the variability inherent in such estimates, management believes that the liabilities for unpaid losses and loss adjustment expenses are adequate.

                       AMERICAN FINANCIAL CORPORATION 10-Q

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

B.    ACQUISITIONS AND SALES OF SUBSIDIARIES

      MANHATTAN NATIONAL LIFE INSURANCE On June 28, 2002, GAFRI acquired Manhattan National Life Insurance Company ("MNL") from Conseco, Inc. for $48.5 million in cash. While MNL is not currently writing new policies, the company reported over $43 million of statutory renewal premiums in 2001. At December 31, 2001, MNL had approximately 90,000 policies in force (primarily term life) representing over $12 billion in face amount of insurance, statutory assets of $297.8 million and statutory capital and surplus of $23.1 million.

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

                                                   Three months ended           Six months ended
                                                         June 30,                   June 30,
                                                 ---------------------      ------------------------
                                                     2002         2001            2002          2001
                                                     ----         ----            ----          ----
         REVENUES (a)
         Property and casualty insurance:
           Premiums earned:
             Specialty                           $370,286     $356,188      $  726,701    $  672,495
             Personal                             248,617      322,629         495,820       650,261
             Other lines (b)                           32          746             322         1,530
                                                 --------     --------      ----------    ----------
                                                  618,935      679,563       1,222,843     1,324,286
           Investment and other income             75,678      106,440         175,937       213,775
                                                 --------     --------      ----------    ----------
                                                  694,613      786,003       1,398,780     1,538,061
         Annuities, life and health (c)           207,620      202,562         425,042       419,592
         Other                                     17,844        6,395          21,869        10,803
                                                 --------     --------      ----------    ----------
                                                 $920,077     $994,960      $1,845,691    $1,968,456
                                                 ========     ========      ==========    ==========

         OPERATING PROFIT (LOSS)
         Property and casualty insurance:
           Underwriting:
             Specialty                           $  7,377    ($  4,609)     $   12,671   ($    6,839)
             Personal                              (2,654)     (35,795)         (7,893)      (63,577)
             Other lines (b)                      (11,514)         654         (20,840)       (5,801)
                                                 --------     --------      ----------    ----------
                                                   (6,791)     (39,750)        (16,062)      (76,217)
           Investment and other income             32,923       69,147          96,174       144,349
                                                 --------     --------      ----------    ----------
                                                   26,132       29,397          80,112        68,132
         Annuities, life and health                11,108       17,335          33,089        47,458
         Other (d)                                 (6,451)     (23,294)        (25,827)      (49,937)
                                                 --------     --------      ----------    ----------
                                                 $ 30,789     $ 23,438      $   87,374    $   65,653
                                                 ========     ========      ==========    ==========

         (a)   Revenues include sales of products and services as well as other income earned by the respective segments.
         (b)   Represents development of lines in "run-off"; AFC has ceased underwriting new business in these operations.
         (c)   Represents primarily investment income.
         (d)   Includes holding company expenses.

                       AMERICAN FINANCIAL CORPORATION 10-Q

D. GOODWILL Effective January 1, 2002, goodwill is no longer amortized but is subject to annual impairment testing under a two step process.
      Under the first step, an entity's net assets are broken down into reporting units and compared to their fair value. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. AFC has completed the first step of its transitional impairment test and has identified potential impairment of goodwill in its annuities and life insurance segment and the personal lines segment of its property and casualty insurance business. The second step of the impairment test, that will measure the amount of impairment loss, will be completed by the end of the year with any resulting impairment charge reported by restating first quarter 2002 results for the cumulative effect of a change in accounting principle. Management believes that while an impairment charge may be as much as 15% of the carrying value of goodwill at June 30, 2002, it may be as little as half of that amount.

      If the goodwill amortization of $3.4 million in the second quarter and $6.9 million in the first six months of 2001 had not been expensed, net earnings for the periods would have been $6.0 million and $26.5 million, respectively.

E. PAYABLE TO AMERICAN FINANCIAL GROUP AFC has a reciprocal Master Credit Agreement with various AFG holding companies under which these companies make funds available to each other for general corporate purposes.

F. LONG-TERM DEBT The carrying value of long-term debt consisted of the following (in thousands):
                                                          June 30,  December 31,
                                                             2002          2001
                                                         --------     ---------
        HOLDING COMPANIES:
           AFC notes payable under bank line             $218,000      $203,000
           APU 10-7/8% Subordinated Notes due May 2011     11,527        11,557
           Other                                           12,249        13,695
                                                         --------      --------

                                                         $241,776      $228,252
                                                         ========      ========
        SUBSIDIARIES:
           GAFRI 6-7/8% Senior Notes due June 2008       $100,000      $100,000
           GAFRI notes payable under bank line            121,100       121,100
           Notes payable secured by real estate            35,936        36,253
           Other                                           13,098        13,399
                                                         --------      --------

                                                         $270,134      $270,752
                                                         ========      ========

      At June 30, 2002, scheduled principal payments on debt for the balance of 2002 and the subsequent five years were as follows (in millions):

                        Holding
                      Companies    Subsidiaries          Total
                      ---------    ------------         ------
            2002         $227.2          $   .6         $227.8
            2003            -               1.2            1.2
            2004            -             122.4          122.4
            2005            -              10.4           10.4
            2006            -              19.1           19.1
            2007           79.7              .6           80.3

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

                       AMERICAN FINANCIAL CORPORATION 10-Q

G.    MINORITY INTEREST  Minority interest in AFC's balance sheet is comprised of the following (in thousands):
                                                         June 30,   December 31,
                                                            2002           2001
                                                        --------    -----------
         Interest of AFG (parent) and noncontrolling
           shareholders in subsidiaries' common stock   $333,484       $317,824
         Preferred securities issued by
           subsidiary trusts                             142,913        142,913
                                                        --------       --------
                                                        $476,397       $460,737
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

      Date of                                        June 30,   December 31,    Optional
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

      MINORITY INTEREST EXPENSE Minority interest expense is comprised of (in thousands):

                                                             Six months ended
                                                                 June 30,
                                                            -------------------
                                                               2002        2001
                                                               ----        ----
         Interest of AFG (parent) and noncontrolling
           shareholders in earnings of subsidiaries         $ 9,684     $ 5,128
         Effect of basis difference in realized gains
           (losses) of subsidiaries                          (2,517)        -
         Accrued distributions by subsidiaries
           on trust issued securities, net of tax             4,212       5,979
                                                            -------     -------
                                                            $11,379     $11,107
                                                            =======     =======

H. SHAREHOLDERS' EQUITY At June 30, 2002, and December 31, 2001, American Financial Group beneficially owned all of the outstanding shares of AFC's Common Stock.

      PREFERRED STOCK Under provisions of both the Nonvoting (4.0 million shares authorized) and Voting (4.0 million shares authorized) Cumulative Preferred Stock, the Board of Directors may divide the authorized stock into series and set specific terms and conditions of each series. At June 30, 2002, and December 31, 2001, the outstanding voting shares of AFC's Preferred Stock consisted of the following:

             SERIES J, no par value; $25.00 liquidating value per share; annual dividends per share $2.00; redeemable at AFC's option at $25.75 per share beginning December 2005 declining to $25.00 at December 2007 and thereafter; 2,886,161 shares (stated value $72.2 million) outstanding at June 30, 2002, and December 31, 2001.

                       AMERICAN FINANCIAL CORPORATION 10-Q

      The change in unrealized gain on marketable securities for the six months ended June 30 included the following (in millions):

                                                                             Minority
                                                      Pretax      Taxes      Interest       Net
                                                      ------      -----      --------      -----
                        2002
      --------------------------------------
      Unrealized holding gains on securities
        arising during the period                     $ 57.9     ($19.9)       ($2.0)      $36.0
      Realized losses included in net income            65.3      (22.7)        (6.5)       36.1
                                                      ------      -----         ----       -----
      Change in unrealized gain on
        marketable securities, net                    $123.2     ($42.6)       ($8.5)      $72.1
                                                      ======      =====         ====       =====

                        2001
      ---------------------------------------
      Unrealized holding losses on securities
        arising during the period                    ($  3.4)     $ 1.0        ($0.8)     ($ 3.2)
      Adoption of EITF 99-20                            16.9       (6.0)        (0.9)       10.0
      Realized losses included in net income            33.3      (11.7)        (2.7)       18.9
                                                      ------      -----         ----       -----
      Change in unrealized gain on
        marketable securities, net                    $ 46.8     ($16.7)       ($4.4)      $25.7
                                                      ======      =====         ====       =====

I. EQUITY IN LOSSES OF INVESTEES Since 1998, AFC subsidiaries have made loans to two start-up manufacturing businesses which were previously owned by unrelated third-parties. During 2000, the former owners chose to forfeit their equity interests to AFC rather than invest additional capital.

      During the fourth quarter of 2000, AFC sold the equity interests to a group of employees for nominal cash consideration plus warrants to repurchase a significant ownership interest. Due to the absence of significant financial investment by the buyers relative to the amount of loans ($61.5 million at December 31, 2000) owed to AFC subsidiaries, the sale was not recognized as a divestiture for accounting purposes. Assets of the businesses transferred ($56.4 million at June 30, 2002 and $57.1 million at December 31, 2001) are included in other assets; liabilities of the businesses transferred ($10.6 million at June 30, 2002 and $11.8 million at December 31, 2001, after consolidation and elimination of loans from AFC subsidiaries) are included in other liabilities. Investee losses in the Statement of Earnings represents AFC's equity in the losses of these two companies. One of the businesses is involved in litigation impacting its operations; see "Investee Corporations" in Management's Discussion and Analysis.

J.    COMMITMENTS AND CONTINGENCIES Aside from matters disclosed in Item 1 of
      Part II to this report, there have been no significant changes to the matters discussed and referred to in Note M "Commitments and Contingencies" of AFC's Annual Report on Form 10-K for 2001.

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

      Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including:

         o changes in economic conditions, including interest rates, performance of securities markets, and the availability of capital;
         o   regulatory actions;
         o   changes in legal environment;
         o   tax law changes;
         o levels of natural catastrophes, terrorist events, incidents of war and other major losses;
         o the ultimate amount of liabilities associated with certain asbestos and environmental-related insurance claims;
         o   adequacy of loss reserves;
         o availability of reinsurance and ability of reinsurers to pay their obligations; and
         o competitive pressures, including the ability to obtain rate increases.

      The forward-looking statements herein are made only as of the date of this report. AFC assumes no obligation to publicly update any forward-looking statements.

                       AMERICAN FINANCIAL CORPORATION 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


      LIQUIDITY AND CAPITAL RESOURCES

      RATIOS AFC's debt to total capital ratio at the parent holding company level (excluding amounts due AFG) was approximately 13% at June 30, 2002, and December 31, 2001. Including amounts due AFG, the ratio was 26% at June 30, 2002, and 28% at December 31, 2001.

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

      AFC has a revolving credit agreement with several banks under which it can borrow up to $300 million until December 31, 2002. At June 30, 2002, just under three-fourths of the credit line had been used. While management expects to negotiate a replacement bank agreement later this year, market conditions indicate the maximum amount may be smaller and interest costs will likely be greater.

      INVESTMENTS AFC's investment portfolio at June 30, 2002, contained $11.4 billion in "Fixed maturities" and $323.7 million in "Other stocks", all carried at market value with unrealized gains and losses reported as a separate component of shareholders' equity on an after-tax basis. At June 30, 2002, AFC had pretax net unrealized gains of $269.5 million on fixed maturities and $141.7 million on other stocks.

      Approximately 93% of the fixed maturities held by AFC at June 30, 2002, were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

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

                       AMERICAN FINANCIAL CORPORATION 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


      Summarized information for the unrealized gains and losses recorded in AFC's balance sheet at June 30, 2002, is shown in the following table (dollars in millions). Approximately $517 million of "Fixed maturities" and $46 million of "Other stocks" had no unrealized gains or losses at June 30, 2002.

                                                       Securities   Securities
                                                          with         with
                                                       Unrealized   Unrealized
                                                          Gains       Losses
                                                       ----------   ----------
         FIXED MATURITIES
         ----------------
           Market value of securities                      $9,052       $1,860
           Amortized cost of securities                    $8,674       $1,968
           Gross unrealized gain or loss                   $  378       $  108
           Market value as a % of amortized cost              104%          95%
           Number of security positions                     1,533          312
           Number individually exceeding
             $2 million gain or loss                            4           12
           Concentration of gains or losses by
             type or industry (exceeding 5% of
             unrealized):
                Mortgage-backed securities                 $128.6       $  8.6
                Banks                                        34.5          -
                State and municipal                          25.6          4.8
                U.S. government                              23.4           .9
                Asset-backed securities                      14.2         13.9
                Air transportation                            4.7          8.9
                Telephone communications                      3.9         19.4
                Cable television                               .2          7.9
           Percentage rated investment grade                   97%          78%

         OTHER STOCKS
         ------------
           Market value of securities                      $  257       $   21
           Cost of securities                              $  105       $   31
           Gross unrealized gain or loss                   $  152       $   10
           Market value as a % of cost                        245%          68%
           Number individually exceeding
             $2 million gain or loss                            2            1

      AFC's investment in equity securities of Provident Financial Group, a Cincinnati-based commercial banking and financial services company, represents $138 million of the $152 million in unrealized gains on other stocks at June 30, 2002.

      The table below sets forth the scheduled maturities of fixed maturity securities at June 30, 2002, based on their market values.

                                                       Securities   Securities
                                                          with         with
                                                       Unrealized   Unrealized
          MATURITY                                        Gains       Losses
          --------                                     ----------   ----------
          One year or less                                  6%           1%
          After one year through five years                19           25
          After five years through ten years               24           38
          After ten years                                  15           15
                                                          ---          ---
                                                           64           79
          Mortgage-backed securities                       36           21
                                                          ---          ---
                                                          100%         100%
                                                          ===          ===

                       AMERICAN FINANCIAL CORPORATION 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


      AFC realized aggregate losses of $11 million during the second quarter of 2002 on $209.9 million in sales of fixed maturity securities (28 issues; 23 issuers) that had unrealized losses at March 31, 2002. Market values of 22 of the issues increased an aggregate of $4 million from March 31 to date of sale. One of the securities was a Worldcom bond that decreased in value by $3.3 million from March 31 to the date of sale due to the decline in Worldcom's financial condition. Market values of the remaining five securities decreased an aggregate of $1.2 million from March 31 to the sale date. Six of the 28 issues had unrealized losses greater than $500,000 at March 31. Excluding Worldcom, actual losses on sale were $1.3 million less than the unrealized loss at March 31. Although AFC had the ability to continue holding these investments, its intent to hold them changed due primarily to deterioration in the issuer's credit, decisions to lessen exposure to a particular credit or industry, or to modify asset allocation within the portfolio.

      The table below (dollars in millions) summarizes the length of time securities have been in an unrealized gain or loss position at June 30, 2002.

                                                                                      Market
                                                        Aggregate      Aggregate    Value as
                                                           Market     Unrealized   % of Cost
                                                            Value     Gain (Loss)      Basis
                                                        ---------     ----------   ---------
      Fixed Maturities
      ---------------------------------------------
      SECURITIES WITH UNREALIZED GAINS:
        Exceeding $500,000 at 6/30/02 and for:
           Less than one year (172 issues)                 $2,192          $133        106.5%
           More than one year (51 issues)                     688            60        109.6
        Less than $500,000 at 6/30/02 (1,310 issues)        6,172           185        103.1
                                                           ------          ----
                                                           $9,052          $378        104.4
                                                           ======          ====

      SECURITIES WITH UNREALIZED LOSSES:
        Exceeding $500,000 at 6/30/02 and for:
           Less than one year (37 issues)                  $  307         ($ 47)        86.7%
           More than one year (14 issues)                     100           (31)        76.3
        Less than $500,000 at 6/30/02 (261 issues)          1,453           (30)        98.0
                                                           ------          ----
                                                           $1,860         ($108)        94.5
                                                           ======          ====
       Other Stocks
      ---------------------------------------------
      SECURITIES WITH UNREALIZED GAINS:
        Exceeding $500,000 at 6/30/02 and for:
           Less than one year (2 issues)                   $   10          $  2        125.0%
           More than one year (3 issues)                      233           147        270.9
        Less than $500,000 at 6/30/02 (57 issues)              14             3        127.3
                                                           ------          ----
                                                           $  257          $152        244.8
                                                           ======          ====
      SECURITIES WITH UNREALIZED LOSSES:
        Exceeding $500,000 at 6/30/02 and for:
           Less than one year (3 issues)                   $    4         ($  6)        40.0%
           More than one year (0 issues)                      -              -           -
        Less than $500,000 at 6/30/02 (71 issues)              17            (4)        81.0
                                                           ------          ----
                                                           $   21         ($ 10)        67.7
                                                           ======          ====

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

      UNCERTAINTIES As more fully explained in the following paragraphs, management believes that the areas posing the greatest risk of material loss are the adequacy of its insurance reserves and American Premier's contingencies arising out of its former operations.

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

      Further, certain policyholders assert that each bodily injury claim should be treated as a separate occurrence under the policy, and that their claims are not subject to aggregate limits on coverage because either their policies did not contain aggregate limits with respect to products liability coverage or, faced with exhaustion of products coverage limits, their asbestos claims fall within non-products liability coverage which is not subject to any aggregate limit. These claims are now being contested in insurance coverage litigation in various jurisdictions. In rejecting the claims that are the basis of this litigation, AFC believes its coverage defenses are substantial and intends to continue to vigorously defend its position. Nonetheless, the outcome of disputes related to asbestos and environmental matters, whether through litigation or negotiation, may result in liabilities exceeding current related reserves by amounts that

                       AMERICAN FINANCIAL CORPORATION 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


      could have a material adverse effect upon AFC's results of operations and financial condition.

      For further discussion of uncertainties and litigation involving AFC, see "Legal Proceedings."

      RESULTS OF OPERATIONS

      GENERAL Pretax operating earnings for the second quarter and six months of 2002 were $30.8 million and $87.4 million compared to $23.4 million and $65.7 million for the comparable 2001 periods. Results reflect significantly improved property and casualty underwriting results, partially offset by a decrease in income from the sale of real estate and higher realized losses.

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

                       AMERICAN FINANCIAL CORPORATION 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


      Premiums and combined ratios for AFC's property and casualty insurance subsidiaries were as follows (dollars in millions):

                                                Three months ended         Six months ended
                                                     June 30,                   June 30,
                                                ------------------       ---------------------

                                                   2002       2001            2002        2001
                                                   ----       ----            ----        ----
           GROSS WRITTEN PREMIUMS (GAAP)
               Specialty                         $662.1     $544.1        $1,241.0    $1,030.0
               Personal                           335.9      312.9           689.5       692.9
               Other lines                          -           .1              .3          .1
                                                 ------     ------        --------    --------
                                                 $998.0     $857.1        $1,930.8    $1,723.0
                                                 ======     ======        ========    ========

           NET WRITTEN PREMIUMS (GAAP)
               Specialty                         $393.8     $393.8        $  780.5    $  750.4
               Personal                           244.9      252.0           501.3(a)    622.5
               Other lines                          -          -                .3         -
                                                 ------     ------        --------    --------
                                                 $638.7     $645.8        $1,282.1    $1,372.9
                                                 ======     ======        ========    ========

           COMBINED RATIOS (GAAP)
               Specialty                           98.0%     101.3%           98.3%      101.0%
               Personal                           101.1      111.1           101.6       109.8
               Aggregate (including
                discontinued lines)               101.1      105.9           101.4       105.7

             (a) Reflects the ceding of $171 million in premiums in 2002 compared to $50 million in 2001 under a reinsurance agreement (effective April 1, 2001).

      SPECIALTY The Specialty group's gross written premiums for the second quarter and six months of 2002 increased more than 20% over the comparable 2001 periods. These increases reflect the impact of rate increases and the realization of growth opportunities in certain commercial markets, partially offset by the decision to discontinue certain lines of business (during 2001) that were not achieving adequate returns. Specialty rate increases averaged approximately 30% during the first six months of 2002 and are expected to average about 30% for the year. Net written premiums were comparable to 2001 for the second quarter and increased by 4% for the six months. Strong growth in gross written premiums was offset by increased reinsurance coverage in certain lines.

      The Specialty group reported a solid underwriting profit for the six months and second quarter of 2002 with a combined ratio of 98.0% for the quarter and 98.3% for the six months. The improvement in the combined ratios compared to 2001 reflects strategic changes in the mix of specialty businesses and the impact of rate increases.

      PERSONAL The Personal group's gross written premiums for the second quarter increased 7% compared to the second quarter of 2001 as the impact of rate increases was partially offset by lower business volume. Effective April 1, 2001, AFC began reinsuring 80% of the automobile physical damage business written by three of its insurance subsidiaries. In July 2001, the agreement was amended to increase the level of reinsurance to 90% and to add an additional insurance subsidiary. This agreement enables AFC to reallocate some of its capital to the more profitable specialty operations. The decline in net written premiums for the second quarter and six months reflects the impact of this reinsurance agreement. Rate increases implemented in the first six months of 2002 were about 8% and are expected to be about 10% for the year.

                       AMERICAN FINANCIAL CORPORATION 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


      As a result of rate increases implemented over the last year, the Personal group's combined ratio improved by 10 points for the second quarter and
      8.2 points for the six months compared to the 2001 periods. Nearly 90% of the Personal group's business is written through independent agents. Business written through this distribution channel achieved an underwriting profit for the third consecutive quarter with a combined ratio of 98.2% for second quarter of 2002. Management expects the Personal group as a whole to achieve underwriting profitability by the fourth quarter of 2002.

      REAL ESTATE OPERATIONS AFC's subsidiaries are engaged in a variety of real estate operations including hotels, apartments, office buildings and recreational facilities; they also own several parcels of land. Revenues and expenses of these operations, including gains and losses on disposal, are included in AFC's Statement of Earnings as shown below (in millions).

                                                        Three months ended     Six months ended
                                                             June 30,              June 30,
                                                        ------------------     ----------------
                                                           2002       2001       2002      2001
                                                           ----       ----       ----      ----
         Other income                                     $29.6      $29.4      $44.9     $61.4
         Other operating and general expenses              17.7       16.6       32.2      31.6
         Interest charges on borrowed money                  .7         .6        1.3       1.3
         Minority interest expense, net                      .5        1.4         .5       3.3

      Other income includes net pretax gains on the sale of real estate assets of $7.5 million in the second quarter and $7.6 million in the first six months of 2002 compared to $9.3 million and $24.6 million for the 2001 periods.

      OTHER INCOME Excluding gains on sales of real estate assets (discussed above), other income increased $7.3 million (15%) for the second quarter and $11.8 million (13%) for the first six months of 2002 compared to 2001 due primarily to fees earned by the Specialty group's new warranty business and higher fee income in certain other specialty insurance operations.

      REALIZED GAINS Realized capital gains have been an important part of the return on investments. Individual assets are sold creating gains and losses as market opportunities exist.

      LOSSES ON SECURITIES Realized losses on securities include provisions for other than temporary impairment of securities still held as follows: second quarter of 2002 and 2001 - $70.1 million and $29.2 million; six months of 2002 and 2001 -$88.4 million and $37.2 million, respectively. Increased impairment charges in recent years reflect a rise in corporate defaults in the marketplace.

      Warrants to purchase common stock of publicly traded companies are generally considered derivatives and marked to market through current earnings as realized gains and losses. Realized losses on securities include gains of $3.7 million in the second quarter of 2002 and $660,000 for the first six months of 2002 compared to gains of $3.2 million and $2.3 million in the 2001 periods to adjust the carrying value of AFC's investment in warrants to market value ($26.4 million at June 30, 2002).

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

      INTEREST EXPENSE Interest expense for the second quarter and first six months of 2002 decreased compared to 2001 as lower average interest rates on AFC's variable rate debt (including AFC's payable to AFG) more than offset higher average indebtedness.

      OTHER OPERATING AND GENERAL EXPENSES Other operating and general expenses for the second quarter and first six months of 2001 include goodwill amortization of $3.4 million and $6.9 million, respectively. Under SFAS No. 142, which was implemented January 1, 2002, goodwill is no longer amortized. Excluding 2001 goodwill amortization, other operating and general expenses increased $10.5 million (9%) for the second quarter and $19.4 million (9%) for the first six months compared to 2001. Expenses of the Specialty group's new warranty business, higher expenses related to growth in certain other Specialty operations and increased amortization of annuity and life deferred policy acquisition costs were partially offset by lower IT-related expenses.

      INCOME TAXES The 2002 provision for income taxes includes a $16 million first quarter tax benefit for the reduction of previously accrued amounts due to the resolution of certain tax matters.

      INVESTEE CORPORATIONS Equity in losses of investee corporations represents losses of two start-up manufacturing businesses (see Note G). In November 2001, an injunction was issued against one of the companies which would prohibit the company from using equipment subject to litigation alleging the misappropriation of a trade secret and effectively close the plant. The injunction was subsequently modified, pending appeal, to permit operations to continue and require certain escrow payments. If the investee is unsuccessful in its attempt to have the injunction lifted or further modified, or if operating results fail to improve, a substantial portion of AFC's investment ($32.3 million as of June 30, 2002), may be written off.

      CUMULATIVE EFFECT OF ACCOUNTING CHANGE The cumulative effect of accounting change represents the implementation of a new accounting standard (EITF 99-20) which resulted in a write down of $16.9 million ($10.0 million after tax and minority interest) of the carrying value of certain collateralized debt obligations as of April 1, 2001.

           -----------------------------------------------------------


                                     ITEM 3

             QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
             ------------------------------------------------------


      As of June 30, 2002, there were no material changes to the information provided in AFC's Form 10-K for 2001 under the caption "Exposure to Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                       AMERICAN FINANCIAL CORPORATION 10-Q

                                     PART II
                                OTHER INFORMATION

                                     ITEM 1

                                LEGAL PROCEEDINGS
                                -----------------


      AFC's subsidiaries are parties to litigation and receive claims asserting alleged injuries and damages from asbestos, environmental and other substances and workplace hazards and have established loss accruals for such potential liabilities.

      As previously reported, A.P. Green Industries, Inc. and its subsidiary, A.P. Green Services, Inc. (the "Policyholders") filed petitions for bankruptcy under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of Pennsylvania (In re: Global Industrial Technologies, Inc., et al., filed February 14, 2002). Great American Insurance Company and certain other insurers are parties to litigation with the Policyholders involving liability coverage for a substantial number of asbestos related bodily injury claims that have been asserted against the Policyholders. These claims (some of which are direct actions against Great American) allege that the refractory materials manufactured, sold or installed by the Policyholders contained asbestos and resulted in bodily injury from exposure to asbestos. The Policyholders seek to recover defense and indemnity expenses related to those claims from a number of insurers, including Great American, and in an effort to maximize coverage assert that Great American's policies on various grounds are not subject to aggregate limits on liability, that each exposure alleged by a claimant constitutes a separate occurrence, and that each insurer is liable for all sums the Policyholders become legally obliged to pay. Prior to the bankruptcy filing, Great American sought to have these coverage issues decided as part of a contribution and declaratory judgment action that it brought several years earlier (Great American Insurance Company, et al. v. The Royal Insurance Company, et al., United States District Court, Southern District of Ohio, filed January 29, 1998) (the "District Court Action") and asked the court to declare, among other things, that all asbestos bodily injury claims against the Policyholders constitute not more than one occurrence and are subject to a $1,000,000 aggregate limit under each of the four Great American policies at issue in the action and should be allocated among triggered policies and implicated years on a pro rata basis. Great American believes that its coverage defenses are substantial and intends to vigorously defend its position if it is unable to arrive at a mutually acceptable resolution of the claims. The bankruptcy filing, however, stays the District Court Action. In March 2002, Great American and certain other insurers filed a motion in the Bankruptcy Court to modify the stay so as to permit the District Court action to proceed. During the same month, the Policyholders filed adversary proceedings in the Bankruptcy Court to decide the coverage issues.

      On June 4, 2002, the Bankruptcy Court entered orders continuing proceedings on both the stay motion and the adversary proceeding and referring the insurance coverage dispute to non-binding mediation. If the mediation does not result in a negotiated settlement, and if the stay is not modified or the adversary proceedings are permitted to go forward in the Bankruptcy Court, then the resolution of these disputes will be subject to the complexities and uncertainties associated with a Chapter 11 proceeding.

      For a further discussion of the uncertainties relative to confronting asbestos and environmental claims, see the following sections of AFC's 2001 Form 10-K: Business - "Asbestos and Environmental Reserves" and Note M - "Commitments And Contingencies" to the Financial Statements. As a consequence of these uncertainties, the outcome of disputes related to asbestos and environmental

                       AMERICAN FINANCIAL CORPORATION 10-Q

                                     PART II
                          OTHER INFORMATION - CONTINUED

      matters, whether through litigation or negotiation, may result in liabilities exceeding current related reserves by an amount that could have a material adverse effect on AFC's results of operations and financial condition.

      In March 2000, a jury in Dallas, Texas, returned a verdict against Great American Life Insurance Company ("GALIC") with total damages of $11.2 million in a lawsuit brought by two former agents of GALIC (Martin v. Great American Life Insurance Company, 191st District Court of Dallas County, Texas, Case No. 96-04843). The former agents had alleged that their agency agreement with GALIC had been wrongfully terminated. On August 6, 2002, the Texas Fifth District Court of Appeals issued an opinion reversing the verdict in its entirety and finding that GALIC had no liability to the plaintiffs based on the facts of the case. The plaintiffs have no further appeal rights in this case.


                                     ITEM 6

                        EXHIBITS AND REPORTS ON FORM 8-K
                        --------------------------------


 (a) Exhibit 99 - Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

 (b) Reports on Form 8-K: none

                       AMERICAN FINANCIAL CORPORATION 10-Q



                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized.

                                     American Financial Corporation




August 13, 2002                      BY:   Fred J. Runk
                                           -----------------------------------
                                           Fred J. Runk
                                           Senior Vice President and Treasurer

                       AMERICAN FINANCIAL CORPORATION 10-Q


                                   EXHIBIT 99

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing with the Securities and Exchange Commission of the Quarterly Report of American Financial Corporation (the "Company") on Form 10-Q for the period ended June 30, 2002 (the "Report"), the undersigned officers of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of their knowledge:

       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




August 13, 2002                      BY:   Carl H. Lindner
-------------------------                  -----------------------------------
Date                                       Carl H. Lindner
                                           Chairman of the Board and
                                             Chief Executive Officer




August 13, 2002                      BY:   Fred J. Runk
-------------------------                  -----------------------------------
Date                                       Fred J. Runk
                                           Senior Vice President and Treasurer