Form 10-Q
period 2002-09-30
AMERICAN FINANCIAL CORP
filed 2002-11-15
CIK 5016

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934



For the Quarterly Period Ended                                  Commission File
September 30, 2002                                                   No. 1-7361


                         AMERICAN FINANCIAL CORPORATION



Incorporated under                                            IRS Employer I.D.
the Laws of Ohio                                                 No. 31-0624874


                 One East Fourth Street, Cincinnati, Ohio 45202
                                 (513) 579-2121






       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No



       As of November 1, 2002, there were 10,593,000 shares of the Registrant's Common Stock outstanding, all of which were owned by American Financial Group, Inc.










                                  Page 1 of 30
--------------------------------------------------------------------------------

                       AMERICAN FINANCIAL CORPORATION 10-Q
                                     PART I
                              FINANCIAL INFORMATION

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Dollars In Thousands)

                                                         September 30,     December 31,
                                                                 2002             2001
                                                         ------------      -----------
ASSETS:
  Cash and short-term investments                         $   869,544      $   543,644
  Investments:
    Fixed maturities - at market
      (amortized cost - $11,314,846 and $10,593,205)       11,777,646       10,748,605
    Other stocks - at market
      (cost - $172,290 and $187,810)                          278,390          313,710
    Policy loans                                              215,003          211,288
    Real estate and other investments                         244,531          262,801
                                                          -----------      -----------
        Total investments                                  12,515,570       11,536,404

  Recoverables from reinsurers and prepaid
    reinsurance premiums                                    2,678,900        2,286,509
  Agents' balances and premiums receivable                    790,144          666,171
  Deferred acquisition costs                                  902,114          818,323
  Other receivables                                           288,386          254,137
  Variable annuity assets (separate accounts)                 437,000          529,590
  Prepaid expenses, deferred charges and other assets         476,482          451,362
  Goodwill                                                    312,594          312,134
                                                          -----------      -----------

                                                          $19,270,734      $17,398,274
                                                          ===========      ===========

LIABILITIES AND CAPITAL:
  Unpaid losses and loss adjustment expenses              $ 5,006,795      $ 4,777,580
  Unearned premiums                                         1,908,904        1,640,955
  Annuity benefits accumulated                              6,233,334        5,832,120
  Life, accident and health reserves                          939,878          638,522
  Payable to reinsurers                                       465,449          296,462
  Payable to American Financial Group, Inc.                   318,400          356,689
  Long-term debt:
    Holding companies                                         162,143          228,252
    Subsidiaries                                              270,723          270,752
  Variable annuity liabilities (separate accounts)            437,000          529,590
  Amounts due brokers for securities purchased                249,151           31,417
  Accounts payable, accrued expenses and other
    liabilities                                             1,060,649          857,267
                                                          -----------      -----------
        Total liabilities                                  17,052,426       15,459,606

  Minority interest                                           495,047          460,737

  Shareholders' Equity:
    Preferred Stock - at liquidation value                     72,154           72,154
    Common Stock, no par value
      - 20,000,000 shares authorized
      - 10,593,000 shares outstanding                           9,625            9,625
    Capital surplus                                           988,981          984,125
    Retained earnings                                         338,901          255,127
    Unrealized gain on marketable securities, net             313,600          156,900
                                                          -----------      -----------
        Total shareholders' equity                          1,723,261        1,477,931
                                                          -----------      -----------

                                                          $19,270,734      $17,398,274
                                                          ===========      ===========

                       AMERICAN FINANCIAL CORPORATION 10-Q

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (In Thousands)

                                               Three months ended               Nine months ended
                                                  September 30,                   September 30,
                                             -----------------------        -------------------------
                                                 2002           2001              2002           2001
                                                 ----           ----              ----           ----
INCOME:
  Property and casualty insurance
    premiums                                 $605,012     $  664,381        $1,827,855     $1,988,667
  Life, accident and health premiums           80,972         69,116           224,616        208,807
  Investment income                           216,874        219,137           651,351        643,301
  Realized gains (losses) on:
    Securities                                (23,096)           (22)          (88,386)       (33,328)
    Subsidiaries                              (10,769)         7,065           (10,769)         5,479
  Other income                                 66,451         56,759           176,468        171,966
                                             --------     ----------        ----------     ----------
                                              935,444      1,016,436         2,781,135      2,984,892

COSTS AND EXPENSES:
  Property and casualty insurance:
    Losses and loss adjustment expenses       443,625        626,642         1,345,575      1,649,269
    Commissions and other underwriting
      expenses                                158,848        189,327           495,803        567,203
  Annuity benefits                             68,685         74,016           215,226        213,996
  Life, accident and health benefits           69,579         53,952           184,891        160,246
  Interest charges on borrowed money           12,296         14,236            34,944         47,886
  Other operating and general expenses        133,614        116,345           368,525        338,721
                                             --------     ----------        ----------     ----------
                                              886,647      1,074,518         2,644,964      2,977,321
                                             --------     ----------        ----------     ----------

Operating earnings (loss) before
  income taxes                                 48,797        (58,082)          136,171          7,571
Provision (credit) for income taxes            14,555        (20,581)           22,943         (1,282)
                                             --------     ----------        ----------     ----------

Net operating earnings (loss)                  34,242        (37,501)          113,228          8,853

Minority interest expense, net of tax          (7,356)        (7,984)          (18,735)       (19,091)
Equity in net losses of
  investees, net of tax                        (2,746)        (6,395)           (7,833)       (12,042)
                                             --------     ----------        ----------     ----------
Earnings (loss) before cumulative
  effect of accounting change                  24,140        (51,880)           86,660        (22,280)
Cumulative effect of accounting change           -              -                 -           (10,040)
                                             --------     ----------        ----------     ----------

NET EARNINGS (LOSS)                          $ 24,140    ($   51,880)       $   86,660    ($   32,320)
                                             ========     ==========        ==========     ==========

                       AMERICAN FINANCIAL CORPORATION 10-Q

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)

                                                    Common Stock               Unrealized
                                       Preferred     and Capital    Retained      Gain on
                                           Stock         Surplus    Earnings   Securities             Total
                                       ---------    ------------    --------   ----------        ----------

BALANCE AT JANUARY 1, 2002               $72,154        $993,750    $255,127     $156,900        $1,477,931

Net earnings                                -               -         86,660         -               86,660
Change in unrealized                        -               -           -         156,700           156,700
                                                                                                 ----------
  Comprehensive income                                                                              243,360

Capital contribution from parent                           4,600                                      4,600
Dividends on Preferred Stock                -               -         (2,886)        -               (2,886)
Other                                       -                256        -            -                  256
                                         -------        --------    --------     --------        ----------

BALANCE AT SEPTEMBER 30, 2002            $72,154        $998,606    $338,901     $313,600        $1,723,261
                                         =======        ========    ========     ========        ==========





BALANCE AT JANUARY 1, 2001               $72,154        $984,413    $258,349     $139,200        $1,454,116

Net loss                                    -               -        (32,320)        -              (32,320)
Change in unrealized                        -               -           -         114,600           114,600
                                                                                                 ----------
  Comprehensive income                                                                               82,280

Capital contribution from parent                           9,200                                      9,200
Dividends on Preferred Stock                -               -         (2,886)        -               (2,886)
Other                                       -             (1,326)       -            -               (1,326)
                                         -------        --------    --------     --------        ----------

BALANCE AT SEPTEMBER 30, 2001            $72,154        $992,287    $223,143     $253,800        $1,541,384
                                         =======        ========    ========     ========        ==========

                       AMERICAN FINANCIAL CORPORATION 10-Q

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)

                                                               Nine months ended
                                                                  September 30,
                                                           --------------------------
                                                                 2002            2001
                                                                 ----            ----

OPERATING ACTIVITIES:
  Net earnings (loss)                                      $   86,660     ($   32,320)
  Adjustments:
    Cumulative effect of accounting change                       -             10,040
    Equity in net losses of investees                           7,833          12,042
    Depreciation and amortization                             150,492         111,343
    Annuity benefits                                          215,226         213,996
    Realized losses on investing activities                    91,315           1,106
    Deferred annuity and life policy acquisition costs       (121,160)       (111,377)
    Increase in reinsurance and other receivables            (513,806)       (383,034)
    Increase in other assets                                  (75,286)        (32,298)
    Increase in insurance claims and reserves                 561,134         589,761
    Increase in payable to reinsurers                         168,987         120,443
    Increase in other liabilities                              92,924          58,820
    Increase in minority interest                              12,210           9,788
    Other, net                                                 (2,342)          4,398
                                                           ----------      ----------
                                                              674,187         572,708
                                                           ----------      ----------
INVESTING ACTIVITIES:
  Purchases of and additional investments in:
    Fixed maturity investments                             (3,718,410)     (1,609,151)
    Equity securities                                          (9,217)         (5,556)
    Subsidiary                                                (48,500)           -
    Real estate, property and equipment                       (37,870)        (43,660)
  Maturities and redemptions of fixed maturity
    investments                                             1,256,037         579,916
  Sales of:
    Fixed maturity investments                              2,057,781         666,593
    Equity securities                                          20,144          11,978
    Subsidiaries                                                 -             40,395
    Real estate, property and equipment                        12,731          46,683
  Cash and short-term investments of acquired
    (former) subsidiaries, net                                  4,392        (134,237)
  Decrease (increase) in other investments                     13,435          (4,711)
                                                           ----------      ----------
                                                             (449,477)       (451,750)
                                                           ----------      ----------

FINANCING ACTIVITIES:
  Fixed annuity receipts                                      599,174         454,189
  Annuity surrenders, benefits and withdrawals               (410,561)       (482,997)
  Net transfers from variable annuity assets                   12,318           3,252
  Additional long-term borrowings                              79,000         185,668
  Reductions of long-term debt                               (145,655)       (102,067)
  Borrowings from AFG                                          10,800          14,077
  Payments to AFG                                             (48,000)        (77,500)
  Capital contribution                                          7,000          14,000
  Repurchase of trust preferred securities                       -            (75,000)
  Cash dividends paid                                          (2,886)         (2,886)
                                                           ----------      ----------
                                                              101,190         (69,264)
                                                           ----------      ----------

NET INCREASE IN CASH AND SHORT-TERM INVESTMENTS               325,900          51,694

Cash and short-term investments at beginning
  of period                                                   543,644         437,263
                                                           ----------      ----------

Cash and short-term investments at end of period           $  869,544      $  488,957
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

             REINSURANCE In the normal course of business, AFC's insurance subsidiaries cede reinsurance to other companies to diversify risk and limit maximum loss arising from large claims. To the extent that any reinsuring companies are unable to meet obligations under agreements covering reinsurance ceded, AFC's insurance subsidiaries would remain liable. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. AFC's insurance subsidiaries report as assets (a) the estimated reinsurance recoverable on unpaid losses, including an estimate for losses incurred but not reported, and (b) amounts paid to reinsurers applicable to the unexpired terms of policies in force. Payable to reinsurers includes ceded premiums retained by AFC's insurance subsidiaries under contracts to fund ceded losses as they become due. AFC's insurance subsidiaries also assume reinsurance from other companies. Income on reinsurance assumed is recognized based on reports received from ceding companies.

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

      DPAC related to annuities and universal life insurance products is deferred to the extent deemed recoverable and amortized, with interest, in relation to the present value of expected gross profits on the policies. To the extent that realized gains and losses result in adjustments to the amortization of DPAC related to annuities, such adjustments are reflected as components of realized gains. DPAC related to annuities is also adjusted, net of tax, for the change in amortization that would have been recorded if the unrealized gains (losses) from securities had actually been realized. This adjustment is included in unrealized gains (losses) on marketable securities.

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

      Loss reserve liabilities are subject to the impact of changes in claim amounts and frequency and other factors. Changes in estimates of the liabilities for losses and loss adjustment expenses are reflected in the Statement of Operations in the period in which determined. In spite of the variability inherent in such

                       AMERICAN FINANCIAL CORPORATION 10-Q
      estimates, management believes that the liabilities for unpaid losses and loss adjustment expenses are adequate.

             ANNUITY BENEFITS ACCUMULATED Annuity receipts and benefit payments are recorded as increases or decreases in "annuity benefits accumulated" rather than as revenue and expense. Increases in this liability for interest credited are charged to expense and decreases for surrender charges are credited to other income.

             LIFE, ACCIDENT AND HEALTH RESERVES Liabilities for future policy benefits under traditional life, accident and health policies are computed using the net level premium method. Computations are based on the original projections of investment yields, mortality, morbidity and surrenders and include provisions for unfavorable deviations. Reserves established for accident and health claims are modified as necessary to reflect actual experience and developing trends.

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

      INCOME TAXES AFC files consolidated federal income tax returns which include all 80%-owned U.S. subsidiaries, except for certain life insurance subsidiaries and their subsidiaries. Deferred income taxes are calculated using the liability method. Under this method, deferred income tax assets and liabilities are

                       AMERICAN FINANCIAL CORPORATION 10-Q
      determined based on differences between financial reporting and tax bases and are measured using enacted tax rates. Deferred tax assets are recognized if it is more likely than not that a benefit will be realized.

      BENEFIT PLANS AFC provides retirement benefits to qualified employees of participating companies through contributory and noncontributory defined contribution plans contained in AFG's Retirement and Savings Plan. The Company makes all contributions to the retirement fund and matches a portion of employee contributions to the savings fund. Employees have been permitted to direct the investment of their contributions to independently managed investment funds, while Company contributions have been invested primarily in securities of AFG and affiliates. Employees are being afforded the flexibility to direct the investment of a portion of their vested retirement fund account balances (increasing from 12.5% in July 2002 to 100% in April 2004) from securities of AFG and its affiliates to independently managed investment funds. As of September 30, 2002, the Plan owned 12% of AFG's outstanding common stock. Company contributions are charged against earnings in the year for which they are declared.

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

                       AMERICAN FINANCIAL CORPORATION 10-Q

B.    ACQUISITIONS AND SALES OF SUBSIDIARIES

      NEW JERSEY PRIVATE PASSENGER AUTOMOBILE INSURANCE BUSINESS In September 2002, an AFC subsidiary entered into an agreement under which Palisades Safety and Insurance Association and Palisades Insurance Company will assume the subsidiary's obligations to renew its private passenger automobile insurance business written in New Jersey. AFC recognized a $10.8 million pretax loss on the transaction. As of September 9, 2002, AFC no longer accepts any new private passenger automobile insurance in that state.

      MANHATTAN NATIONAL LIFE INSURANCE On June 28, 2002, GAFRI acquired Manhattan National Life Insurance Company ("MNL") from Conseco, Inc. for $48.5 million in cash. At June 30, 2002, MNL had approximately $290 million of assets and statutory capital and surplus of $27.5 million.

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

                                                  Three months ended            Nine months ended
                                                    September 30,                 September 30,
                                               -----------------------      -------------------------
                                                   2002           2001            2002           2001
                                                   ----           ----            ----           ----
        REVENUES (a)
        Property and casualty insurance:
          Premiums earned:
            Specialty                          $403,738     $  390,254      $1,130,439     $1,062,749
            Personal                            201,290        273,905         697,110        924,166
            Other lines                             (16)           222             306          1,752
                                               --------     ----------      ----------     ----------
                                                605,012        664,381       1,827,855      1,988,667
          Investment and other income            99,196        117,233         275,133        331,008
                                               --------     ----------      ----------     ----------
                                                704,208        781,614       2,102,988      2,319,675
        Annuities, life and health (b)          225,787        228,044         650,829        647,636
        Other                                     5,449          6,778          27,318         17,581
                                               --------     ----------      ----------     ----------
                                               $935,444     $1,016,436      $2,781,135     $2,984,892
                                               ========     ==========      ==========     ==========

        OPERATING PROFIT (LOSS)
        Property and casualty insurance:
          Underwriting:
            Specialty                          $  4,706    ($   32,119)     $   17,377    ($   38,958)
            Personal                             (2,223)       (21,104)        (10,116)       (84,681)
            Other lines (c)                          56        (98,365)        (20,784)      (104,166)
                                               --------     ----------      ----------     ----------
                                                  2,539       (151,588)        (13,523)      (227,805)
          Investment and other income            45,259         73,115         141,433        217,464
                                               --------     ----------      ----------     ----------
                                                 47,798        (78,473)        127,910        (10,341)
        Annuities, life and health                7,387         36,959          40,476         84,417
        Other (d)                                (6,388)       (16,568)        (32,215)       (66,505)
                                               --------     ----------      ----------     ----------
                                               $ 48,797    ($   58,082)     $  136,171     $    7,571
                                               ========     ==========      ==========     ==========

        (a) Revenues include sales of products and services as well as other income earned by the respective segments.
        (b)  Represents primarily investment income.
        (c) Represents development of lines in "run-off"; AFC has ceased underwriting new business in these operations.
        (d)  Includes holding company expenses.

                       AMERICAN FINANCIAL CORPORATION 10-Q

D. GOODWILL Effective January 1, 2002, goodwill is no longer amortized but is subject to annual impairment testing under a two step process. Under the first step, an entity's net assets are broken down into reporting units and compared to their fair value. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. AFC has completed the first step of its transitional impairment test and has identified potential impairment of goodwill in its annuities and life insurance segment and the personal lines segment of its property and casualty insurance business. The second step of the impairment test, that will measure the amount of impairment loss, will be completed by the end of the year with any resulting impairment charge reported by restating first quarter 2002 results for the cumulative effect of a change in accounting principle. Management believes that while an impairment charge may be as much as 15% of the carrying value of goodwill at September 30, 2002, it may be as little as half of that amount.

      If the goodwill amortization of $3.5 million in the third quarter and $10.4 million in the first nine months of 2001 had not been expensed, net losses for the periods would have been $48.4 million and $22.0 million, respectively.

E. PAYABLE TO AMERICAN FINANCIAL GROUP AFC has a reciprocal Master Credit Agreement with various AFG holding companies under which these companies make funds available to each other for general corporate purposes.

F. LONG-TERM DEBT The carrying value of long-term debt consisted of the following (in thousands):

                                                            September 30,     December 31,
                                                                    2002             2001
                                                            ------------      -----------
           HOLDING COMPANIES:
             AFC notes payable under bank line                  $140,000         $203,000
             APU 10-7/8% Subordinated Notes due May 2011          11,512           11,557
             Other                                                10,631           13,695
                                                                --------         --------

                                                                $162,143         $228,252
                                                                ========         ========
           SUBSIDIARIES:
             GAFRI 6-7/8% Senior Notes due June 2008            $100,000         $100,000
             GAFRI notes payable under bank line                 121,100          121,100
             Notes payable secured by real estate                 35,779           36,253
             Other                                                13,844           13,399
                                                                --------         --------

                                                                $270,723         $270,752
                                                                ========         ========

      At September 30, 2002, scheduled principal payments on debt for the balance of 2002 and the subsequent five years were as follows (in millions):

                        Holding
                      Companies     Subsidiaries           Total
                      ---------     ------------          ------
           2002          $147.6           $  1.4          $149.0
           2003             -                2.1             2.1
           2004             -              123.3           123.3
           2005             -               11.3            11.3
           2006             -               19.6            19.6
           2007              .1               .2              .3

      AFC and GAFRI each have an unsecured credit agreement with a group of banks under which they can borrow up to $300 million and $155 million, respectively. Borrowings bear interest at floating rates based on prime or Eurodollar rates. Loans mature in December 2002 under the AFC credit agreement and in December

                       AMERICAN FINANCIAL CORPORATION 10-Q

      2004 under the GAFRI credit agreement. AFC's management expects to complete a replacement bank agreement by the end of November.

G. MINORITY INTEREST Minority interest in AFC's balance sheet is comprised of the following (in thousands):

                                                           September 30,     December 31,
                                                                   2002             2001
                                                           ------------      -----------

           Interest of AFG (parent) and noncontrolling
             shareholders in subsidiaries' common stock        $352,134         $317,824
           Preferred securities issued by
             subsidiary trusts                                  142,913          142,913
                                                               --------         --------
                                                               $495,047         $460,737
                                                               ========         ========

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

      The preferred securities consisted of the following (in thousands):

      Date of                                      September 30,   December 31,  Optional
      Issuance         Issue (Maturity Date)               2002           2001   Redemption Dates
      -------------    ------------------------    ------------    -----------   --------------------
      November 1996    GAFRI 9-1/4% TOPrS (2026)        $72,913        $72,913   Currently redeemable
      March 1997       GAFRI 8-7/8% Pfd   (2027)         70,000         70,000   On or after 3/1/2007

      MINORITY INTEREST EXPENSE Minority interest expense is comprised of (in thousands):

                                                          Nine months ended
                                                            September 30,
                                                         -------------------
                                                            2002        2001
         Interest of AFG (parent) and noncontrolling        ----        ----
           shareholders in earnings of subsidiaries $14,934 $10,122 Effect of basis difference in realized gains
           (losses) of subsidiaries                       (2,517)       -
         Accrued distributions by subsidiaries
           on trust issued securities, net of tax          6,318       8,969
                                                         -------     -------
                                                         $18,735     $19,091
                                                         =======     =======

H. SHAREHOLDERS' EQUITY At September 30, 2002, and December 31, 2001, American Financial Group beneficially owned all of the outstanding shares of AFC's Common Stock.

      PREFERRED STOCK Under provisions of both the Nonvoting (4.0 million shares authorized) and Voting (4.0 million shares authorized) Cumulative Preferred Stock, the Board of Directors may divide the authorized stock into series and set specific terms and conditions of each series. At September 30, 2002, and December 31, 2001, the outstanding voting shares of AFC's Preferred Stock consisted of the following:

           SERIES J, no par value; $25.00 liquidating value per share; annual dividends per share $2.00; redeemable at AFC's option at $25.75 per share beginning December 2005 declining to $25.00 at December 2007 and thereafter; 2,886,161 shares (stated value $72.2 million) outstanding at September 30, 2002, and December 31, 2001.

                       AMERICAN FINANCIAL CORPORATION 10-Q

      The change in unrealized gain on marketable securities for the nine months ended September 30 included the following (in millions):

                                                                            Minority
                                                       Pretax     Taxes     Interest      Net
                                                       ------     -----     --------     ------
                      2002
     --------------------------------------
     Unrealized holding gains on securities
       arising during the period                       $183.7    ($62.5)    ($13.9)      $107.3
     Realized losses included in net income              88.4     (30.8)      (8.2)        49.4
                                                       ------     -----      -----       ------
     Change in unrealized gain on
       marketable securities, net                      $272.1    ($93.3)    ($22.1)      $156.7
                                                       ======     =====      =====       ======

                      2001
     ---------------------------------------
     Unrealized holding gains on securities
       arising during the period                       $158.5    ($54.9)    ($18.3)      $ 85.3
     Adoption of EITF 99-20                              16.9      (6.0)      (0.9)        10.0
     Realized losses included in net income
       and unrealized gains of subsidiary sold           33.1     (11.6)      (2.2)        19.3
                                                       ------     -----      -----       ------
     Change in unrealized gain on
       marketable securities, net                      $208.5    ($72.5)    ($21.4)      $114.6
                                                       ======     =====      =====       ======

I. EQUITY IN LOSSES OF INVESTEES Since 1998, AFC subsidiaries have made loans to two start-up manufacturing businesses which were previously owned by unrelated third-parties. During 2000, the former owners chose to forfeit their equity interests to AFC rather than invest additional capital.

      During the fourth quarter of 2000, AFC sold the equity interests to a group of employees for nominal cash consideration plus warrants to repurchase a significant ownership interest. Due to the absence of significant financial investment by the buyers relative to the amount of loans ($61.5 million at December 31, 2000) owed to AFC subsidiaries, the sale was not recognized as a divestiture for accounting purposes. Assets of the businesses transferred ($53.5 million at September 30, 2002 and $57.1 million at December 31, 2001) are included in other assets; liabilities of the businesses transferred ($9.9 million at September 30, 2002 and $11.8 million at December 31, 2001, after consolidation and elimination of loans from AFC subsidiaries) are included in other liabilities. Investee losses in the Statement of Operations represents AFC's equity in the losses of these two companies. One of the businesses is involved in litigation impacting its operations; see "Investee Corporations" in Management's Discussion and Analysis.

J. COMMITMENTS AND CONTINGENCIES There have been no significant changes to the matters discussed and referred to in AFC's Quarterly Report on Form 10-Q for June 30, 2002 and in Note M "Commitments and Contingencies" of AFC's Annual Report on Form 10-K for 2001.

K. SUBSEQUENT EVENT In October 2002, AFC's newly-formed subsidiary, Infinity Property and Casualty Corporation ("Infinity"), filed a registration statement with the Securities and Exchange Commission with respect to an initial public offering of its common stock. All of the offered shares would be sold by AFC which will own approximately 30% of Infinity after the offering. Prior to the offering, AFC will transfer to Infinity the following subsidiaries involved primarily in the issuance of nonstandard auto policies: Atlanta Casualty Company, Infinity Insurance Company, Leader Insurance Company and Windsor Insurance Company. In addition, Great American Insurance Company, an AFC subsidiary, will transfer to Infinity its personal insurance business written through independent agents. The businesses being transferred generated aggregate net written premiums of approximately $550 million and $710 million for the nine months ended September 30, 2002 and 2001, respectively, and

                       AMERICAN FINANCIAL CORPORATION 10-Q

       $900 million for the year ended December 31, 2001. AFC expects to realize a gain on the sale, depending on the pricing of the shares being offered. The proceeds will be used primarily to reduce outstanding bank debt and to provide additional capital to AFC's remaining subsidiaries.

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

      INDEPENDENT RATINGS In October 2002, the independent ratings of AFC's property and casualty subsidiaries were affirmed (at A) by Standard & Poor's and (at A+) by Fitch. The ratings of AFC's life and annuity subsidiaries were affirmed (at A+) by Fitch, but downgraded (from A to A-) by Standard & Poor's. Management of AFC's subsidiaries which market annuity products believes that a rating in the "A" category by at least one rating agency is necessary to successfully compete in certain annuity markets. Management intends to maintain the capital of its significant subsidiaries at levels currently indicated by the rating agencies as appropriate for their current ratings.

      FORWARD-LOOKING STATEMENTS The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Some of the forward-looking statements can be identified by the use of forward-looking words such as "believes", "could", "expects", "may", "will", "should", "seeks", "intends", "plans", "estimates", "anticipates" or the negative version of those words or other comparable terminology. Examples of such forward-looking statements include statements relating to: expectations concerning market and other conditions and their effect on future premiums, revenues, earnings and investment activities; recoverability of asset values; expected losses and the adequacy of reserves for asbestos, environmental pollution and mass tort claims; rate increases, improved loss experience and expected expense savings resulting from recent initiatives.

      Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including:

        o changes in economic conditions, including interest rates, performance of securities markets, and the availability of capital; o regulatory actions;
        o    changes in legal environment;
        o    tax law changes;
        o levels of natural catastrophes, terrorist events, incidents of war and other major losses;
        o the ultimate amount of liabilities associated with certain asbestos and environmental-related claims;

                       AMERICAN FINANCIAL CORPORATION 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


        o    adequacy of insurance reserves;
        o availability of reinsurance and ability of reinsurers to pay their obligations;
        o    trends in mortality and morbidity;
        o competitive pressures, including the ability to obtain rate increases; and
        o    changes in debt and claims paying ratings.

      The forward-looking statements herein are made only as of the date of this report. AFC assumes no obligation to publicly update any forward-looking statements.

      LIQUIDITY AND CAPITAL RESOURCES

      RATIOS AFC's debt to total capital ratio at the parent holding company level (excluding amounts due AFG) was approximately 9% at September 30, 2002, and 13% at December 31, 2001. Including amounts due AFG, the ratio was 22% at September 30, 2002, and 28% at December 31, 2001.

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

      AFC has a revolving credit agreement with several banks under which it can borrow up to $300 million until December 31, 2002. At September 30, 2002, $140 million of the credit line had been used. On November 13, 2002, AFC borrowed an additional $55 million on the credit line. These funds were used to provide additional capital to AFC's insurance subsidiaries. Management expects to complete a replacement bank agreement by the end of November. The new agreement will run for three years and be similar in size and terms to the old agreement. The interest rate on borrowings will be about 1% higher than under the old line.

      INVESTMENTS AFC's investment portfolio at September 30, 2002, contained $11.8 billion in "Fixed maturities" and $278.4 million in "Other stocks", all carried at market value with unrealized gains and losses reported as a separate component of shareholders' equity on an after-tax basis. At September 30, 2002, AFC had pretax net unrealized gains of $462.8 million on fixed maturities and $106.1 million on other stocks.

      Approximately 94% of the fixed maturities held by AFC at September 30, 2002, were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

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

                       AMERICAN FINANCIAL CORPORATION 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


      Summarized information for the unrealized gains and losses recorded in AFC's balance sheet at September 30, 2002, is shown in the following table (dollars in millions). Approximately $329 million of "Fixed maturities" and $30 million of "Other stocks" had no unrealized gains or losses at September 30, 2002.

                                                        Securities  Securities
                                                          with         With
                                                       Unrealized   Unrealized
                                                          Gains       Losses
                                                       ----------   ----------
        Fixed Maturities
        ----------------
          Market value of securities                      $10,162       $1,287
          Amortized cost of securities                    $ 9,525       $1,461
          Gross unrealized gain or loss                   $   637       $  174
          Market value as % of amortized cost                 107%          88%
          Number of security positions                      1,719          374
          Number individually exceeding
            $2 million gain or loss                            37           26
          Concentration of gains or losses by
            type or industry (exceeding 5% of
            unrealized):
              Mortgage-backed securities                  $ 175.9       $  8.4
              U.S. government and government agencies        58.7           .9
              Banks                                          53.7           -
              State and municipal                            46.0          3.8
              Electric services                              34.2         12.9
              Asset-backed securities                        19.9          9.6
              Telephone communications                        6.4         10.0
              Air transportation                              6.0         54.5
              Cable television                                2.3          9.2
          Percentage rated investment grade                    98%          68%

        Other Stocks
        ------------
          Market value of securities                      $   226       $   22
          Cost of securities                              $   108       $   34
          Gross unrealized gain or loss                   $   118       $   12
          Market value as % of cost                           209%          65%
          Number individually exceeding
            $2 million gain or loss                             3            1

      AFC's investment in equity securities of Provident Financial Group, a Cincinnati-based commercial banking and financial services company, represents $110 million of the $118 million in unrealized gains on other stocks at September 30, 2002.

      The table below sets forth the scheduled maturities of fixed maturity securities at September 30, 2002, based on their market values.

                                                  Securities    Securities
                                                     with          With
                                                  Unrealized    Unrealized
           Maturity                                  Gains        Losses
           --------                               ----------    ----------
             One year or less                          6%            3%
             After one year through five years        16            30
             After five years through ten years       27            38
             After ten years                          14            15
                                                     ---           ---
                                                      63            86
             Mortgage-backed securities               37            14
                                                     ---           ---
                                                     100%          100%
                                                     ===           ===

                       AMERICAN FINANCIAL CORPORATION 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


      AFC realized aggregate losses of $9.2 million during the third quarter of 2002 on $59.6 million in sales of fixed maturity securities (12 issues; 11 issuers) that had unrealized losses at June 30, 2002. Market values of five of the issues increased an aggregate of $804,000 from June 30 to date of sale. Two of the securities were AAA-rated interest-only mortgage-backed securities ("IOs") that decreased in value by $3.8 million from June 30 to the date of sale due to the decline in market interest rates. Market values of the remaining five securities decreased an aggregate of $1.4 million from June 30 to the sale date. Four of the twelve issues had unrealized losses greater than $500,000 at June 30. Actual losses on sale of these four securities were $131,000 less than the unrealized loss at June 30. Although AFC had the ability to continue holding these investments, its intent to hold them changed due primarily to deterioration in the issuer's credit, decisions to lessen exposure to a particular credit or industry, or to modify asset allocation within the portfolio.

      The table below (dollars in millions) summarizes the length of time securities have been in an unrealized gain or loss position at September 30, 2002.

                                                                                  Market
                                                      Aggregate     Aggregate   Value as
                                                         Market    Unrealized  % of Cost
                                                          Value   Gain (Loss)      Basis
                                                      ---------   -----------  ---------

     FIXED MATURITIES
     ----------------------------------------------
     SECURITIES WITH UNREALIZED GAINS:
       Exceeding $500,000 at 9/30/02 and for:
         Less than one year (380 issues)                $ 4,679          $359      108.3%
         More than one year (74 issues)                     912           105      113.0
       Less than $500,000 at 9/30/02 (1,265 issues)       4,571           173      103.9
                                                        -------          ----
                                                        $10,162          $637      106.7
                                                        =======          ====

     SECURITIES WITH UNREALIZED LOSSES:
       Exceeding $500,000 at 9/30/02 and for:
         Less than one year (71 issues)                 $   474         ($108)      81.4%
         More than one year (15 issues)                      99           (35)      73.8
       Less than $500,000 at 9/30/02 (288 issues)           714           (31)      96.1
                                                        -------          ----
                                                        $ 1,287         ($174)      88.1
                                                        =======          ====

     OTHER STOCKS
     ----------------------------------------------
     SECURITIES WITH UNREALIZED GAINS:
       Exceeding $500,000 at 9/30/02 and for:
         Less than one year (1 issue)                   $     6          $  1      120.0%
         More than one year (4 issues)                      201           115      233.7
       Less than $500,000 at 9/30/02 (56 issues)             19             2      111.8
                                                        -------          ----
                                                        $   226          $118      209.3
                                                        =======          ====

     SECURITIES WITH UNREALIZED LOSSES:
       Exceeding $500,000 at 9/30/02 and for:
         Less than one year (3 issues)                  $     4          $ (7)      36.4%
         More than one year (0 issues)                      -              -          -
       Less than $500,000 at 9/30/02 (78 issues)             18            (5)      78.3
                                                        -------          ----
                                                        $    22         ($ 12)      64.7
                                                        =======          ====

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

      For further discussion of uncertainties and litigation involving AFC, see "Legal Proceedings" in AFC's Annual Report on Form 10-K for 2001 and Quarterly Report on Form 10-Q for June 30, 2002.

      RESULTS OF OPERATIONS

      GENERAL Pretax operating earnings for the third quarter and nine months of 2002 were $48.8 million and $136.2 million compared to a pretax loss of $58.1 million and pretax earnings of $7.6 million for the comparable 2001 periods. Results for the third quarter of 2001 include a $100 million special asbestos and environmental charge and losses of $25 million from the World Trade Center terrorist attack. Excluding these items, the improvement in the comparable third quarter and nine months was due primarily to significantly improved property and casualty underwriting results.

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

                       AMERICAN FINANCIAL CORPORATION 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


      Premiums and combined ratios for AFC's property and casualty insurance subsidiaries were as follows (dollars in millions):

                                                   Three months ended          Nine months ended
                                                      September 30,              September 30,
                                                  --------------------       ----------------------
                                                      2002        2001            2002         2001
                                                      ----        ----            ----         ----

         Gross Written Premiums (GAAP)
         -----------------------------
           Specialty                              $  839.5      $653.3        $2,050.8     $1,663.9
           Personal                                  280.7       295.9           956.6        975.8
           Other lines                                -           -                 .3           .2
                                                  --------      ------        --------     --------
                                                  $1,120.2      $949.2        $3,007.7     $2,639.9
                                                  ========      ======        ========     ========

         Net Written Premiums (GAAP)
         ---------------------------
           Specialty                              $  474.2      $417.3        $1,254.7     $1,167.7
           Personal (a)                              150.9       190.6           652.2        813.1
           Other lines                                -           -                 .3         -
                                                  --------      ------        --------     --------
                                                  $  625.1      $607.9        $1,907.2     $1,980.8
                                                  ========      ======        ========     ========

         Combined Ratios (GAAP)
         ----------------------
           Specialty (b)                              98.8%      108.3%           98.4%       103.7%
           Personal                                  101.2       107.7           101.5        109.2
           Aggregate (including
             discontinued lines)(c)                   99.6       122.8           100.8        111.4

          (a) Reflects the ceding of $127 million and $298 million in premiums in the third quarter and nine months of 2002 compared to $98 million and $148 million in the comparable 2001 periods under a reinsurance agreement (effective April 1, 2001).
          (b) Includes 6.5% and 2.3% for the three and nine month periods of 2001 relating to the attack on the World Trade Center.
          (c) Includes an aggregate of 18.8% and 6.2% for the three and nine month periods of 2001 relating to the A&E charge and the attack on the World Trade Center.

          SPECIAL A&E CHARGE During the third quarter of 2001, AFC recorded an A&E charge of $100 million after experiencing an increase in the number and severity of asbestos claims and observing the developments of adverse trends in the property and casualty insurance industry concerning asbestos losses. This charge, accompanied by a transfer of $36 million from excess reserves for other environmental claims, resulted in an increase of $136 million in asbestos reserves. For a discussion of the uncertainties relative to asbestos and environmental claims, see MD&A - "Uncertainties - Asbestos and Environmental-related Reserves."

      SPECIALTY The Specialty group's gross written premiums increased 28% for the third quarter and 23% for the nine months of 2002 over the comparable 2001 periods. These increases reflect the impact of rate increases and the realization of growth opportunities in certain commercial markets, partially offset by the decision to discontinue certain lines of business (during 2001) that were not achieving adequate returns. Specialty rate increases averaged over 30% during the first nine months of 2002 and are expected to be in excess of 30% for the year. Net written premiums increased 14% for the third quarter and 7% for the nine months over the comparable 2001 periods. Strong growth in gross written premiums was offset by increased reinsurance coverage in certain lines.

      Excluding the effect of the attack on the World Trade Center, the Specialty group's combined ratio improved 3 points for both the third quarter and first nine months of 2002. The improvement reflects strategic changes in the mix of specialty businesses and the impact of rate increases.

                       AMERICAN FINANCIAL CORPORATION 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


      PERSONAL The Personal group's gross written premiums for the third quarter decreased 5% compared to the third quarter of 2001 due primarily to intentional reductions in new business volume in certain markets and through the direct channel, partially offset by the effect of continuing rate increases. Rate increases implemented in the first nine months of 2002 were 10% and are expected to be slightly above 10% for the year. Effective April 1, 2001, AFC began reinsuring 80% of the automobile physical damage business written by three of its insurance subsidiaries. In July 2001, the agreement was amended to increase the level of reinsurance to 90% and to add an additional insurance subsidiary. In September 2002, our use of the existing agreement was expanded to include physical damage business written by agents of Great American Insurance pool companies. This agreement enables AFC to reallocate some of its capital to the more profitable specialty operations. The decline in net written premiums for the third quarter and nine months reflects the impact of this reinsurance agreement.

      As a result of rate increases implemented over the last year, the Personal group's combined ratio improved by 6.5 points for the third quarter and
      7.7 points for the nine months compared to the 2001 periods. Nearly 90% of the Personal group's business is written through independent agents. Business written through this distribution channel achieved an underwriting profit for the fourth consecutive quarter with a combined ratio of about 98% for the first nine months of 2002. This business comprises the insurance operations to be included in the recently announced proposed public offering of Infinity Property and Casualty Corporation.

      LIFE, ACCIDENT AND HEALTH PREMIUMS AND BENEFITS Life, accident and health premiums increased for the third quarter and first nine months of 2002 compared to the 2001 periods due primarily to the acquisition of Manhattan National Life in June 2002 and growth in GAFRI's existing operations. In addition to this growth, life, accident and health benefits for the 2002 periods reflect the effects of adverse mortality in GAFRI's life insurance operations.

      REAL ESTATE OPERATIONS AFC's subsidiaries are engaged in a variety of real estate operations including hotels, apartments, office buildings and recreational facilities; they also own several parcels of land. Revenues and expenses of these operations, including gains and losses on disposal, are included in AFC's Statement of Operations as shown below (in millions).

                                                 Three months ended      Nine months ended
                                                    September 30,          September 30,
                                                 ------------------      -----------------
                                                  2002         2001       2002        2001
                                                  ----         ----       ----        ----

        Other income                             $26.0        $24.3      $70.9       $85.7
        Other operating and general expenses      19.8         17.9       52.0        49.5
        Interest charges on borrowed money          .6           .3        1.9         1.6
        Minority interest expense, net              .5           .5        1.0         3.8

      Other income includes net pretax gains on the sale of real estate assets of $87,000 in the third quarter and $7.7 million in the first nine months of 2002 compared to $2.0 million and $26.6 million for the 2001 periods.

      OTHER INCOME Excluding gains on sales of real estate assets (discussed above), other income increased $11.6 million (21%) for the third quarter and $23.4 million (16%) for the first nine months of 2002 compared to 2001 due primarily to higher income from real estate operations (including the effect of a hotel acquired in May 2002), fees earned by the Specialty group's new warranty business and higher fee income in certain other specialty insurance operations.

                       AMERICAN FINANCIAL CORPORATION 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


      REALIZED GAINS Realized capital gains have been an important part of the return on investments. Individual assets are sold creating gains and losses as market opportunities exist.

      LOSSES ON SECURITIES Realized losses on securities include provisions for other than temporary impairment of securities still held as follows: third quarter of 2002 and 2001 - $49.8 million and $22.9 million; nine months of 2002 and 2001 - $138.2 million and $60.1 million, respectively. Increased impairment charges in recent years reflect a rise in corporate defaults in the marketplace. The increase in impairment charges in 2002 reflects primarily the downturn in the communications and airline industries and writedowns of certain asset-backed securities.

      Warrants to purchase common stock of publicly traded companies are generally considered derivatives and marked to market through current earnings as realized gains and losses. Realized losses on securities include losses of $7.5 million in the third quarter of 2002 and $6.9 million for the first nine months of 2002 compared to gains of $60,000 and $2.4 million in the 2001 periods to adjust the carrying value of AFC's investment in warrants to market value ($18.8 million at September 30, 2002).

      GAINS (LOSSES) ON SUBSIDIARIES In September 2002, AFC recognized a $10.8 million pretax loss on the disposal of its New Jersey private passenger auto business. In 2001, AFC recognized a third quarter pretax gain of $7.1 million on the sale of Seven Hills Insurance Company and a first quarter $1.6 million pretax loss in connection with the sale of the Japanese division.

      ANNUITY BENEFITS Annuity benefits reflect amounts accrued on annuity policyholders' funds accumulated. The majority of GAFRI's fixed rate annuity products permit GAFRI to change the crediting rate at any time (subject to minimum interest rate guarantees of 3% or 4% per annum). Historically, management has been able to react to changes in market interest rates and maintain a desired interest rate spread. The recent interest rate environment has resulted in spread compression which could continue through 2003.

      INTEREST EXPENSE Interest expense for the third quarter and first nine months of 2002 decreased compared to 2001 as lower average interest rates on AFC's variable rate debt (including AFC's payable to AFG) more than offset the effect of higher average indebtedness and a higher average payable to reinsurers balances.

      OTHER OPERATING AND GENERAL EXPENSES Other operating and general expenses for the third quarter and first nine months of 2001 include goodwill amortization of $3.5 million and $10.4 million, respectively. Under SFAS No. 142, which was implemented January 1, 2002, goodwill is no longer amortized. Excluding 2001 goodwill amortization, other operating and general expenses increased $20.7 million (18%) for the third quarter and $40.2 million (12%) for the first nine months compared to 2001. Expenses of the Specialty group's new warranty business, higher expenses in real estate operations (due primarily to the acquisition of a new hotel in May
      2002), higher expenses related to growth in certain other Specialty operations and increased amortization of annuity and life deferred policy acquisition costs ("DPAC") were partially offset by lower IT-related expenses. The increase in amortization of annuity and life DPAC in the third quarter and the first nine months of 2002 compared to the same periods in 2001 reflects (i) the accelerated write-off of variable annuity DPAC due to the

                       AMERICAN FINANCIAL CORPORATION 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


      effect of the decline in the stock market and (ii) higher average DPAC balances due to internal growth and acquisitions.

      INCOME TAXES The 2002 provision for income taxes includes a $16 million first quarter tax benefit for the reduction of previously accrued amounts due to the resolution of certain tax matters.

      INVESTEE CORPORATIONS Equity in losses of investee corporations represents losses of two start-up manufacturing businesses (see Note I). In November 2001, an injunction was issued against one of the companies which would prohibit it from using equipment subject to litigation alleging the misappropriation of a trade secret and would effectively close the plant. The injunction was subsequently modified to permit operations to continue and require certain escrow payments. Since the injunction was imposed, the investee manufactured and has installed equipment that it believes does not misappropriate a trade secret; the equipment subject to the injunction was destroyed. As a result, the injunction no longer affects plant operations and escrow payments are no longer required. Even so, if the investee's operating results fail to improve, a substantial portion of AFC's investment ($30.4 million as of September 30, 2002), may be written off.

      CUMULATIVE EFFECT OF ACCOUNTING CHANGE The cumulative effect of accounting change represents the implementation of a new accounting standard (EITF 99-20) which resulted in a write down of $16.9 million ($10.0 million after tax and minority interest) of the carrying value of certain collateralized debt obligations as of April 1, 2001.

      PROPOSED ACCOUNTING STANDARD GAFRI's variable annuity contracts contain a guaranteed minimum death benefit ("GMDB") (which may exceed the value of the policyholder's account) to be paid if the annuityholder dies before the annuity payout period commences. At September 30, 2002, and December 31, 2001, the aggregate GMDB values (assuming every policyholder died on those dates) exceeded the market value of the underlying variable annuities by $253 million and $136 million, respectively. Industry practice varies, but GAFRI does not establish GAAP reserves for this mortality risk. If a proposed accounting standard becomes effective, GAFRI would be required to record a liability for the present value of expected GMDB payments. Initial recognition of a GAAP liability (estimated to be between 2% and 4% of the aggregate difference) would be accounted for as the cumulative effect of a change in accounting principles.

                      ------------------------------------


                                     ITEM 3

             QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
             ------------------------------------------------------

      As of September 30, 2002, there were no material changes to the information provided in AFC's Form 10-K for 2001 under the caption "Exposure to Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                       AMERICAN FINANCIAL CORPORATION 10-Q

                                     ITEM 4

                             CONTROLS AND PROCEDURES
                             -----------------------

      AFC's chief executive officer and chief financial officer, with assistance from management, have evaluated AFC's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days prior to filing this report. Based on that evaluation, they concluded that the controls and procedures are effective. There have been no significant changes in AFC's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                    ----------------------------------------


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

                                        American Financial Corporation




November 13, 2002                       BY: Fred J. Runk
                                            -----------------------------------
                                            Fred J. Runk
                                            Senior Vice President and Treasurer

                       AMERICAN FINANCIAL CORPORATION 10-Q

                  SARBANES-OXLEY SECTION 302(a) CERTIFICATIONS


I, Carl H. Lindner, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



November 13, 2002                           BY: /s/Carl H. Lindner
                                                -------------------------------
                                                Carl H. Lindner
                                                Chairman of the Board and
                                                  Chief Executive Officer
                                                  (principal executive officer)

                       AMERICAN FINANCIAL CORPORATION 10-Q

I, Fred J. Runk, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



November 13, 2002                       BY: /s/Fred J. Runk
                                            -----------------------------------
                                            Fred J. Runk
                                            Senior Vice President and Treasurer
                                            (principal financial officer)