Form 10-K
period 2002-12-31
AMERICAN FINANCIAL CORP
filed 2003-03-31
CIK 5016

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the Fiscal Year Ended                                       Commission File
December 31, 2002                                                    No. 1-7361

                         AMERICAN FINANCIAL CORPORATION

Incorporated under                                            IRS Employer I.D.
the Laws of Ohio                                                 No. 31-0624874

                 One East Fourth Street, Cincinnati, Ohio 45202
                                 (513) 579-2121

Securities Registered Pursuant to Section 12(b) of the Act:

                                                          Name of Each Exchange
     Title of Each Class                                  on which Registered
     -------------------                                  ---------------------
     Series J Voting Cumulative Preferred Stock           Archipelago Exchange

Securities Registered Pursuant to Section 12(g) of the Act:  None

Other securities for which reports are submitted pursuant to Section 15(d) of the Act: None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and need not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        Indicate by check mark whether the registrant is an accelerated filer.
 Yes   No  X

        The aggregate market value of the Registrant's Preferred Stock as of the Registrant's most recently completed second fiscal quarter (June 30, 2002) was approximately $57.7 million (based upon nonaffiliate holdings of 2,886,161 shares and a market price of $20.00 per share).

        As of March 1, 2003, there were 10,593,000 shares of the Registrant's Common Stock outstanding, all of which were owned by American Financial Group, Inc. At that date there were 2,886,161 shares of Series J Voting Preferred Stock outstanding (all of which were owned by non-affiliates).

                                  -------------
                    Documents Incorporated by Reference: None
--------------------------------------------------------------------------------

                         AMERICAN FINANCIAL CORPORATION

                             INDEX TO ANNUAL REPORT

                                  ON FORM 10-K

                                                                        Page
                                                                        ----
Part I
  Item  1 - Business:
                Introduction                                               1
                Property and Casualty Insurance Operations                 2
                Annuity and Life Operations                               15
                Other Companies                                           19
                Investment Portfolio                                      19
                Foreign Operations                                        20
                Regulation                                                20
  Item  2 - Properties                                                    21
  Item  3 - Legal Proceedings                                             22
  Item  4 - Submission of Matters to a Vote of Security Holders          (a)


Part II
  Item  5 - Market for Registrant's Common Equity and Related
               Stockholder Matters                                        24
  Item  6 - Selected Financial Data                                       25
  Item  7 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        26
  Item 7A - Quantitative and Qualitative Disclosures About
               Market Risk                                                43
  Item  8 - Financial Statements and Supplementary Data                   43
  Item  9 - Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                       (a)


Part III
  Item 10 - Directors and Executive Officers of the Registrant            43
  Item 11 - Executive Compensation                                        43
  Item 12 - Security Ownership of Certain Beneficial Owners
               and Management and Related Stockholder Matters             43
  Item 13 - Certain Relationships and Related Transactions                43
  Item 14 - Controls and Procedures                                       43


Part IV
  Item 15 - Exhibits, Financial Statement Schedules and
               Reports on Form 8-K                                       S-1


  (a) The response to this Item is "none".





--------------------------------------------------------------------------------

                         AMERICAN FINANCIAL CORPORATION

                           FORWARD-LOOKING STATEMENTS


This Form 10-K, chiefly in Items 1, 3, 5, 7 and 8, contains certain forward-looking statements that are subject to numerous assumptions, risks or uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Some of the forward-looking statements can be identified by the use of forward-looking words such as "anticipates", "believes", "expects", "estimates", "intends", "plans", "seeks", "could", "may", "should", "will" or the negative version of those words or other comparable terminology. Examples of such forward-looking statements include statements relating to: expectations concerning market and other conditions and their effect on future premiums, revenues, earnings and investment activities; recoverability of asset values; expected losses and the adequacy of reserves for asbestos, environmental pollution and mass tort claims; rate increases, improved loss experience and expected expense savings resulting from recent initiatives.

Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including:

  o changes in economic conditions, including interest rates, performance of securities markets, and the availability of capital;
  o   regulatory actions;
  o   changes in legal environment;
  o   tax law changes;
  o levels of natural catastrophes, terrorist events, incidents of war and other major losses;
  o the ultimate amount of liabilities associated with certain asbestos and environmental-related claims;
  o the unpredictability of possible future litigation if certain settlements do not become effective;
  o   adequacy of insurance reserves;
  o   trends in mortality and morbidity;
  o availability of reinsurance and ability of reinsurers to pay their obligations;
  o   competitive pressures, including the ability to obtain rate increases; and
  o   changes in debt and claims paying ratings.

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

INTRODUCTION

      American Financial Corporation ("AFC") is a holding company which, through subsidiaries, is engaged primarily in property and casualty insurance, focusing on specialized commercial products for businesses, and in the sale of retirement annuities, life, and supplemental health insurance products. AFC was incorporated as an Ohio corporation in 1955. Its insurance subsidiaries have been operating as far back as the 1800's. Its address is One East Fourth Street, Cincinnati, Ohio 45202; its phone number is (513) 579-2121. At December 31, 2002, all of the outstanding Common Stock of AFC was owned by American Financial Group, Inc. ("AFG").

      Over the years, AFC has owned, operated, and invested in businesses in a variety of industries and geographic areas, culminating in today's group of insurance companies. Generally, AFC's interests have been in the following areas: insurance, savings and loan, leasing, banking, real estate, communications/ entertainment and food distribution. A small number of opportunistic investments have been made in troubled and other undervalued assets.

RECENT TRANSACTIONS

       Infinity Property and Casualty Corporation ("Infinity") was incorporated in September 2002 as a wholly-owned subsidiary of AFC. On December 31, 2002, AFC transferred to Infinity the following subsidiaries: Atlanta Casualty Company, Infinity Insurance Company, Leader Insurance Company and Windsor Insurance Company. In exchange, AFC received all of the issued and outstanding shares of Infinity common stock and a $55 million 10-year promissory note. In addition, effective January 1, 2003, Great American Insurance Company ("GAI"), an AFC subsidiary, transferred to Infinity its personal insurance business written through independent agents. In 2002, 2001 and 2000, these businesses represented 28%, 35% and 46%, respectively, of AFC's property and casualty group's net written premiums. In a February 2003 public offering, AFC sold 61% (12.5 million shares) of Infinity for net proceeds of approximately $186 million, realizing a pretax loss of approximately $40 million. In January 2003, GAI entered into an agreement to sell its direct-to-consumer auto business.

      In March 2001, GAI sold its Japanese property and casualty division to Mitsui Marine & Fire Insurance Company of America for $22 million in cash. At the same time, a reinsurance agreement under which GAI ceded a portion of its pool of insurance to Mitsui was terminated. The Japanese division generated net written premiums of approximately $60 million per year to GAI while GAI ceded approximately $45 million per year to Mitsui.

      In connection with the sale of the Japanese division, GAI continues to write certain business for, and fully reinsures it to, Mitsui. When GAI sold its commercial lines division in 1998, it had a similar arrangement which lasted through early 2001. Such business does not appear in the net written premiums or net earned premiums information herein.

      In September 2000, AFC sold Stonewall Insurance Company for approximately $31 million. Stonewall was a non-operating property and casualty subsidiary engaged primarily in the run-off of approximately $170 million in asbestos and environmental liabilities associated with policies written through 1991.

The businesses discussed above are included in the tables and financial statements herein through their respective disposal dates.

PROPERTY AND CASUALTY INSURANCE OPERATIONS

       AFC's property and casualty group has been engaged primarily in specialty and private passenger automobile insurance businesses which have been managed as two major business groups: Specialty and Personal. Each group has reported to an individual senior executive and is comprised of multiple business units which operate autonomously but with certain strong central controls and full accountability. Decentralized control allows each unit the autonomy necessary to respond to local and specialty market conditions while capitalizing on the efficiencies of centralized investment and administrative support functions. Approximately 40% of the 7,100 people employed by AFC's property and casualty insurance operations at December 31, 2002 work for the businesses transferred to Infinity.

      The property and casualty group operates in a highly competitive industry that is affected by many factors which can cause significant fluctuations in its results of operations. The industry has historically been subject to pricing cycles characterized by periods of intense competition and lower premium rates (a "downcycle") followed by periods of reduced competition, reduced underwriting capacity due to lower policyholders' surplus and higher premium rates (an "upcycle"). After being in an extended downcycle for over a decade, the property and casualty insurance industry is experiencing significant market firming and price increases in certain specialty markets and in the private passenger automobile market.

      The primary objective of AFC's property and casualty insurance operations is to achieve solid underwriting profitability while providing excellent service to its policyholders. Underwriting profitability is measured by the combined ratio which is a sum of the ratios of underwriting losses, loss adjustment expenses ("LAE"), underwriting expenses and policyholder dividends to premiums. When the combined ratio is under 100%, underwriting results are generally considered profitable; when the ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio does not reflect investment income, other income or federal income taxes.

      While many costs included in underwriting may be readily determined (commissions, administrative expenses, many of the losses on claims reported), the process of determining overall underwriting results is also highly dependent upon the use of estimates in the case of losses incurred or expected but not yet reported or developed. Actuarial procedures and projections are used to obtain "best estimates" which are then included in the overall results. While the process is imprecise and develops amounts which are subject to change over time, AFC's projections, excluding asbestos and environmental ("A&E") claims, have been close to the developed ultimate results, as can be seen in the "reserve development triangles" on page 13.

      AFC's property and casualty group, like many others in the industry, has A&E claims arising in most cases from general liability policies written in years before 1987. The establishment of reserves for such A&E claims presents unique and difficult challenges and is subject to uncertainties significantly greater than those presented by other types of claims.

      In February 2003, GAI entered into an agreement for the settlement of asbestos-related coverage litigation from insurance policies issued in the 1970's and 1980's. Management believes that the $123.5 million settlement (GAI has the option to pay in cash or over time with 5.25% interest) with parties related to and known as A.P. Green Industries, Inc. will enhance financial certainty and provide resolution to litigation that represents AFC's largest known asbestos-related claim and the only such claim that management believes to be material. For a discussion of uncertainties related to A&E claims, see Management's Discussion and Analysis - "Asbestos and Environmental-related Reserves."

      Management's focus on underwriting performance has resulted in a statutory combined ratio averaging 107.2% for the period 1998 to 2002 (or 104.4% excluding special charges in 2002, 2001 and 1998 related to asbestos and other environmental matters), as compared to 109.1% for the property and casualty industry over the same period (Source: "Best's Review/Preview - Property/Casualty" - January 2003 Edition). AFC believes that its product line diversification and underwriting discipline have contributed to the Company's ability to consistently outperform the industry's underwriting results. Management's philosophy is to refrain from writing business that is not expected to produce an underwriting profit even if it is necessary to limit premium growth to do so.

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

        Unless indicated otherwise, the financial information presented for the property and casualty insurance operations herein is presented based on GAAP.

      The following table shows (in millions) certain information of AFC's property and casualty insurance operations.

                                          2002         2001          2000
                                          ----         ----          ----
    Statutory Basis
    ---------------
    Premiums Earned                    $ 2,372      $ 2,566        $2,484
    Admitted Assets                      7,233        6,736         6,472
    Unearned Premiums                    1,168        1,158         1,154
    Loss and LAE Reserves (net)          3,607        3,539         3,445
    Capital and Surplus                  1,742        1,669         1,763

    GAAP Basis
    ----------
    Premiums Earned                    $ 2,403      $ 2,594        $2,495
    Total Assets                        10,927       10,007         9,458
    Unearned Premiums                    1,848        1,641         1,414
    Loss and LAE Reserves (gross)(*)     5,204        4,778         4,516
    Shareholder's Equity                 3,241        3,288         3,360

    (*) GAAP loss and LAE reserves net of reinsurance recoverable were $3.4 billion at December 31, 2002, $3.3 billion at December 31, 2001, and $3.2 billion at December 31, 2000.

      The following table shows the segment, independent ratings, and size (in millions) of AFC's major property and casualty insurance subsidiaries. AFC continues to focus on growth opportunities in what it believes to be more profitable specialty businesses.

                                                                 Net Written Premiums
                                                              ----------------------------
   Company                     (Ratings - AM Best/S&P)        Personal           Specialty
   ---------------------------------------------------        --------           ---------

   Great American Pool(a):                  A        A
     Written through independent agents                           $ 80(b)           $  929
     Written directly with customers                               108(c)               -

   Mid-Continent                            A        A              19                 215
   Republic Indemnity                       A-       A               2                 219
   National Interstate                      A-       -              -                   92
   American Empire Surplus Lines            A        A              -                  116

   Infinity Property and Casualty:
     Infinity                               A        A             233(b)               -
     Windsor                                A        A             145(b)               -
     Atlanta Casualty                       A        A             142(b)               -
     Leader                                 A        A              93(b)               -
   Other                                                            14                   6
                                                                  ----              ------
                                                                  $836              $1,577
                                                                  ====              ======

   (a)  The Great American Pool represents approximately 15 subsidiaries.
   (b) Business transferred to Infinity Property and Casualty Corporation except for $6 million in assigned risk business retained by GAI. In February 2003, AFC sold 61% of Infinity in a public offering.
   (c) The direct-to-consumer business which GAI agreed to sell in 2003 produced $79 million of the 2002 premiums.

      The following table shows the performance of AFC's property and casualty insurance operations (dollars in millions):

                                               2002         2001           2000
                                               ----         ----           ----

    Gross written premiums (a)               $3,935       $3,520         $3,231
    Ceded reinsurance (a)                    (1,521)        (938)          (593)
                                             ------       ------         ------
    Net written premiums                     $2,414       $2,582(b)      $2,638
                                             ======       ======         ======

    Net earned premiums                      $2,403       $2,594         $2,495
    Loss and LAE                              1,785        1,980          1,962
    Asbestos litigation settlement               30         -              -
    Special A&E charge                         -             100           -
    Underwriting expenses                       606          737            732
    Policyholder dividends                        8            5              3
                                             ------       ------         ------
    Underwriting loss                       ($   26)     ($  228)       ($  202)
                                             ======       ======         ======

    GAAP ratios:
      Loss and LAE ratio                       75.5%        80.2%          78.6%
      Underwriting expense ratio               25.3         28.4           29.3
      Policyholder dividend ratio                .3           .2             .1
                                             ------       ------         ------
      Combined ratio (c)                      101.1%       108.8%         108.0%
                                             ======       ======         ======

    Statutory ratios:
      Loss and LAE ratio                       76.4%        81.1%          80.1%
      Underwriting expense ratio               25.0         28.3           28.4
      Policyholder dividend ratio                .2           .3             .3
                                             ------       ------         ------
      Combined ratio (c)                      101.6%       109.7%         108.8%
                                             ======       ======         ======

    Industry statutory combined ratio (d)     105.7%       116.0%         110.1%

    (a) Excludes the following premiums that were written on behalf of, and fully reinsured to, the purchasers of the Commercial lines and Japanese divisions: 2002 - $173 million; 2001 - $143 million; and 2000 - $213 million.
    (b) Before a reduction of $29.7 million for unearned premium transfer related to the sale of the Japanese division.
    (c)      The 2002 combined ratios include 1.2 percentage points (GAAP) and
             1.3 points (statutory) related to the A.P. Green asbestos litigation settlement. The 2001 combined ratios include 3.9 percentage points for the third quarter strengthening of insurance reserves relating to A&E matters and 1 percentage point attributable to the attack on the World Trade Center. The 2000 combined ratios include 1.4 percentage points for reserve strengthening in AFC's California workers' compensation business.
    (d) Ratios are derived from "Best's Review/Preview - Property/Casualty" (January 2003 Edition).

      As with other property and casualty insurers, AFC's operating results can be adversely affected by unpredictable catastrophe losses. Certain natural disasters (hurricanes, tornadoes, floods, forest fires, etc.) and other incidents of major loss (explosions, civil disorder, fires, etc.) are classified as catastrophes by industry associations. Losses from these incidents are usually tracked separately from other business of insurers because of their sizable effects on overall operations. AFC generally seeks to reduce its exposure to such events through individual risk selection and the purchase of reinsurance. Total net losses to AFC's insurance operations from catastrophes were $7 million in 2002; $42 million in 2001 and $8 million in 2000. These amounts are included in the tables herein. AFC's catastrophe losses in 2001 included $25 million related to the terrorist attack on the World Trade Center.

      The Terrorism Risk Insurance Act of 2002 ("TRIA") is to be in effect until the end of 2005 and establishes a temporary Terrorism Risk Insurance Program which requires commercial insurers to offer virtually all policyholders coverage for certain "acts of terrorism" as defined by TRIA. This federal legislation provides that coverage may not materially differ from the terms, amounts, and other coverage limitations applicable to losses arising from occurrences other than terrorism. The federal government provides some stop loss insurance to insurers after an act has been certified by the government as an act of terrorism and after an insurer has paid losses in excess of a deductible. The deductible progresses from 7% to 15% of direct earned premium in each of the three program years. TRIA supersedes state insurance law to the extent that such law is inconsistent with its terms.

      For 2003, AFC would have to sustain losses in excess of $128 million to be eligible for the reinsurance under TRIA. AFC believes that it is unlikely that its losses in the event of a terrorist act would be so significant as to exceed the deductible necessary to participate in the federal reinsurance. AFC generally seeks to limit its exposure to catastrophe losses including those arising from terrorist acts. AFC is complying with the obligations of TRIA to offer coverage but continues to review its business with consideration of the price it charges for such coverage, as well as through management of individual risk selection.

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

 Executive and Professional   Markets coverage for attorneys, architects and
   Liability                  engineers, and for directors and officers of
                              businesses and not-for-profit organizations.

 Fidelity and Surety Bonds    Provides surety coverage for various types of
                              contractors and public and private corporations and fidelity and crime coverage for government, mercantile and financial institutions.

 Collateral Protection        Provides coverage for insurance risk management
                              programs for lending and leasing institutions.

 Umbrella and Excess          Provides higher layer liability coverage in
   Liability                  excess of primary layers.

 Excess and Surplus           Specially designed insurance products offered
                              to those that can't find coverage in standard markets.

 Commercial Automobile        Markets customized insurance programs for public
                              transportation operations (such as busses and limousines), and a specialized physical damage product for the trucking industry.

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

      The U.S. geographic distribution of the Specialty group's statutory direct written premiums in 2002 (excluding business written on behalf of, and fully reinsured to, the purchaser of the Japanese division) compared to 1998 is shown below.

                    2002      1998                              2002       1998
                    ----      ----                              ----       ----
    California      21.4%     22.1%        Pennsylvania          2.7%       2.6%
    Texas            9.9       7.1         New Jersey            2.6        3.8
    New York         5.7       6.6         Michigan              2.1        2.4
    Florida          5.5       4.1         Missouri              2.0         *
    Illinois         4.3       3.7         Massachusetts          *         4.8
    Georgia          3.0       2.2         North Carolina         *         3.0
    Ohio             2.9       2.3         Connecticut            *         2.2
    Oklahoma         2.8       3.0         Other                35.1       30.1
                                                               -----      -----
                                                               100.0%     100.0%
                                                               =====      =====
    ----------------
    (*) less than 2%

The following table sets forth a distribution of statutory net written premiums for AFC's Specialty group by NAIC annual statement line for 2002 compared to 1998.

                                       2002           1998
                                       ----           ----
    Other liability                    30.1%          19.7%
    Workers' compensation              16.2           23.5
    Auto liability                      8.7            9.0
    Commercial multi-peril              8.6           10.7
    Inland marine                       7.2           10.1
    Fidelity and surety                 5.8            4.5
    Collateral protection               5.3             *
    Auto physical damage                4.8            4.5
    Ocean marine                        3.7            3.2
    Product Liability                   2.7             *
    Allied lines                        2.5            4.7
    Aircraft                             *             4.0
    Other                               4.4            6.1
                                      -----          -----
                                      100.0%         100.0%
                                      =====          =====
    ----------------
    (*) less than 2%

      The following table shows the performance of AFC's Specialty group insurance operations (dollars in millions):
                                             2002         2001          2000
                                             ----         ----          ----

    Gross written premiums (a)             $2,713       $2,236        $1,889
    Ceded reinsurance (a)                  (1,136)        (694)         (565)
                                           ------       ------        ------
    Net written premiums                   $1,577       $1,542(b)     $1,324
                                           ======       ======        ======

    Net earned premiums                    $1,497       $1,409        $1,223
    Loss and LAE                            1,009          997           902
    Underwriting expenses                     455          430           413
    Policyholder dividends                      8            5             3
                                           ------       ------        ------
    Underwriting profit (loss)             $   25      ($   23)      ($   95)
                                           ======       ======        ======

    GAAP ratios:
      Loss and LAE ratio                     67.5%        70.7%         73.8%
      Underwriting expense ratio             30.4         30.6          33.8
      Policyholder dividend ratio              .5           .4            .3
                                           ------       ------        ------
      Combined ratio (c)                     98.4%       101.7%        107.9%
                                           ======       ======        ======

    Statutory ratios:
      Loss and LAE ratio                     68.7%        73.6%         76.5%
      Underwriting expense ratio             31.1         30.5          31.4
      Policyholder dividend ratio              .3           .5            .5
                                           ------       ------        ------
      Combined ratio (c)                    100.1%       104.6%        108.4%
                                           ======       ======        ======

    Industry statutory combined ratio (d)   103.4%       117.1%        108.2%

    (a) Excludes the following premiums that were written on behalf of, and fully reinsured to, the purchasers of the Commercial lines and Japanese divisions: 2002 - $173 million; 2001 - $143 million; and 2000 - $213 million.
    (b) Before a reduction of $29.7 million for unearned premium transfer related to the sale of the Japanese division.
    (c) The 2001 combined ratios include 1.8 percentage points attributable to the attack on the World Trade Center. The 2000 combined ratios include 2.9 percentage points for reserve strengthening in AFC's California workers' compensation business. Because the combined ratio is calculated based on premiums, the impact of these two items is greater for the Specialty segment alone than it is for the overall company.
    (d) Represents the commercial industry statutory combined ratio derived from "Best's Review/Preview - Property/Casualty" (January 2003 Edition).

      MARKETING The Specialty group operations direct their sales efforts primarily through independent property and casualty insurance agents and brokers, although portions are written through employee agents. These businesses write insurance through several thousand agents and brokers and have approximately 440,000 policies in force.

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

PERSONAL

      GENERAL The Personal group wrote primarily private passenger automobile liability and physical damage insurance, and to a lesser extent, homeowners' insurance. In February 2003, AFC sold 61% of Infinity Property and Casualty Corporation in a public offering. The businesses sold in the Infinity transaction represented 82% of the Personal group's 2002 net written premiums. In January 2003, GAI entered into an agreement to sell its direct-to-consumer auto business. As a result of these transactions, AFC's future interest in personal lines insurance will be limited to two subsidiaries that generated less than $35 million in net written premiums in 2002, certain direct-to-consumer business in run-off that had approximately $28 million in net written premiums in 2002 and its 39% continuing interest in Infinity.

      Historically, the majority of the Personal group's auto premiums was from sales in the nonstandard market covering drivers unable to obtain insurance through standard market carriers due to factors such as age, record of prior accidents, driving violations, particular occupation or type of vehicle. The Personal group's approach to its auto business was to develop tailored rates for its personal automobile customers based on a variety of factors, including the driving record of the insureds, the number of and type of vehicles covered, credit history, and other factors. Management believes this approach enabled the Personal group to rate each risk appropriately and provided a means to serve a broad spectrum of customers.

      The Personal group's approach to homeowners business was to limit exposure in locations which have significant catastrophic potential (such as windstorms, earthquakes and hurricanes). Since 1997, the Personal group ceded the majority of its homeowners' business through reinsurance agreements; in 2002, it ceded 80% of this business.

      The Personal group held licenses to write policies in all states and the District of Columbia. The U.S. geographic distribution of the Personal group's statutory direct written premiums in 2002 compared to 1998, was as follows:

                      2002     1998                           2002     1998
                      ----     ----                           ----     ----
   California         28.7%    14.8%       New Jersey          2.8%     3.3%
   New York           10.0      6.2        Oklahoma            2.2       *
   Florida            10.0      9.4        South Carolina      2.0       *
   Connecticut         8.3     10.0        North Carolina        *      2.8
   Pennsylvania        7.2      5.5        Arizona               *      2.6
   Georgia             6.0     10.1        Missouri              *      2.0
   Texas               4.0      5.0        Other              18.8     28.3
                                                             -----    -----
                                                             100.0%   100.0%
                                                             =====    =====
   (*) less than 2%

      The Personal group's underwriting strategy was to sell its products through independent agents in the states that management believed offer the greatest opportunity for profitable growth based on market size and legal and regulatory environments. Management was focused on obtaining adequate rates to achieve underwriting profitability and was willing to forego volume to meet its profit objectives. Since April 1, 2001, the Personal group ceded 90% of the automobile physical damage business written by certain subsidiaries under reinsurance agreements.

      The following table shows the performance of AFC's Personal group insurance operations (dollars in millions):

                                             2002           2001          2000
                                             ----           ----          ----

    Gross written premiums                 $1,221         $1,284        $1,339
    Ceded reinsurance                        (385)          (244)          (28)
                                           ------         ------        ------
    Net written premiums                   $  836         $1,040        $1,311
                                           ======         ======        ======

    Net earned premiums                    $  905         $1,183        $1,270
    Loss and LAE                              753            970         1,061
    Underwriting expenses (a)                 151            306           317
                                           ------         ------        ------
    Underwriting profit (loss)             $    1        ($   93)      ($  108)
                                           ======         ======        ======

    GAAP ratios:
    Loss and LAE ratio                       83.1%          82.1%         83.6%
    Underwriting expense ratio (a)           16.7           25.8          25.0
                                           ------         ------        ------
    Combined ratio                           99.8%         107.9%        108.6%
                                           ======         ======        ======

    Statutory ratios:
    Loss and LAE ratio                       83.4%          82.3%         83.9%
    Underwriting expense ratio (a)           13.3           25.0          25.2
                                           ------         ------        ------
    Combined ratio                           96.7%         107.3%        109.1%
                                           ======         ======        ======

    Industry statutory combined ratio (b)   105.6%         111.6%        110.3%

    (a) The Personal group recorded commissions of $159 million in 2002 and $47 million in 2001 on business ceded to reinsurers. Commissions on ceded business are recorded as a reduction of underwriting expenses.

    (b) Represents the personal lines industry statutory combined ratio derived from "Best's Review/Preview - Property/Casualty" (January 2003 Edition).

      The Personal group had approximately 790,000 auto policies in force at December 31, 2002, over 75% of which had policy limits of $50,000 or less per occurrence.

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

      AFC regularly monitors the financial strength of its reinsurers. This process periodically results in the transfer of risks to more financially secure reinsurers. Substantially all reinsurance is ceded to reinsurers having more than $100 million in capital and A.M. Best ratings of "A-" or better. AFC further minimizes the credit risk of certain ceding arrangements, including the 90% automobile physical damage quota share, by entering into the contracts on a "funds withheld" basis. Under "funds withheld" arrangements, AFC retains ceded premiums, in exchange for a fee, to fund ceded losses as they become due from the reinsurer. As an alternative method to reduce credit risk, AFC has, on occasion, required reinsurers to secure financial guarantees or establish lines of credit to support recoverables under reinsurance agreements. Excluding Mitsui and Ohio Casualty (discussed below), approximately half of AFC's total reinsurance recoverable (net of funds withheld) at December 31, 2002, was with the following companies: American Re-Insurance Company, Swiss Reinsurance America Corporation, General Reinsurance Corporation, X.L. Reinsurance America, Inc., Converium Reinsurance North America, Inc., Employers Reinsurance Corporation, Inter-Ocean Reinsurance (Ireland) Ltd., Continental Casualty Company, Everest Reinsurance Company, Transatlantic Reinsurance Company, Hartford Fire Insurance Company, Berkley Insurance Company and Folksamerica Reinsurance Company. At December 31, 2002, less than 1% of AFC's reinsurance recoverable balance was with companies affiliated with reinsurer Gerling Global Re., a European reinsurer which has been the subject of recent news articles.

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

                                               Retention         Reinsurance
    Coverage                                     Maximum         Coverage(a)
    --------                                   ---------         -----------
    California Workers' Compensation               $ 1.0               $99.0
    Other Workers' Compensation                      2.0                48.0
    Commercial Umbrella                              3.6                46.4
    Other Casualty                                   5.0                25.0
    Property - General                               2.0                28.0 (b)
    Property - Catastrophe                          10.0                65.0

        (a) Reinsurance covers substantial portions of losses in excess of retention. However, in general, losses resulting from terrorism are not covered.
        (b) Since 1997, AFC has ceded at least 80% of its homeowners insurance coverage through reinsurance agreements. Since April 1, 2001, AFC has ceded 90% of the automobile physical damage business written by certain subsidiaries. In July 2002, AFC added certain specialty businesses to the 90% reinsurance agreement.

      AFC also purchases facultative reinsurance providing coverage on a risk by risk basis, both pro rata and excess of loss, depending on the risk and available reinsurance markets.

      Included in the balance sheet caption "recoverables from reinsurers and prepaid reinsurance premiums" were approximately $226 million on paid losses and LAE and $1.8 billion on unpaid losses and LAE at December 31, 2002. The collectibility of a reinsurance balance is based upon the financial condition of a reinsurer as well as individual claim considerations. At December 31, 2002, AFC's insurance subsidiaries had allowances of approximately $38 million for doubtful collection of reinsurance recoverables.

      Premiums written for reinsurance ceded and assumed are presented in the following table (in millions):

                                              2002         2001         2000
                                              ----         ----         ----
    Reinsurance ceded                       $1,693       $1,114         $803
    Reinsurance assumed - including
      involuntary pools and associations        80           94           76

      In connection with the sales of the Japanese division to Mitsui in 2001 and the Commercial lines division to Ohio Casualty in 1998, Great American agreed to issue and renew policies related to the businesses transferred until each purchaser received the required approvals and licensing to begin writing business on their own behalf. Under these agreements, which last for a few years, Great American cedes 100% of these premiums to the respective purchaser. In 2002, 2001, and 2000, premiums of $173 million, $143 million, and $213 million, respectively, were ceded under these agreements.

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

      The following discussion of insurance reserves includes the reserves of American Premier's subsidiaries for only those periods following its acquisition in 1995. See Note N to the Financial Statements for an analysis of changes in AFC's estimated liability for losses and LAE, net and gross of reinsurance, over the past three years on a GAAP basis.

      The following table presents the development of AFC's liability for losses and LAE, net of reinsurance, on a GAAP basis for the last ten years, excluding reserves of American Premier subsidiaries prior to 1995. The top line of the table shows the estimated liability (in millions) for unpaid losses and LAE recorded at the balance sheet date for the indicated years. The second line shows the re-estimated liability as of December 31, 2002. The remainder of the table presents intervening development as percentages of the initially estimated liability. The development results from additional information and experience in subsequent years. The middle line shows a cumulative deficiency (redundancy) which represents the aggregate percentage increase (decrease) in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods as a percentage of the original loss reserve liability. For purposes of this table, reserves of businesses sold are considered paid at the date of sale. For example, the percentage of the December 31, 1997 reserve liability paid in 1998 includes approximately 10 percentage points for reserves ceded in connection with the sale of the Commercial lines division.

                                    1992     1993     1994     1995    1996     1997      1998    1999     2000     2001     2002
                                    ----     ----     ----     ----    ----     ----      ----    ----     ----     ----     ----

Liability for unpaid losses
and loss adjustment expenses:
----------------------------
  As originally estimated         $2,123   $2,113   $2,187   $3,393  $3,404   $3,489    $3,305  $3,224   $3,192   $3,253   $3,400
  As re-estimated at
    December 31, 2002              2,551    2,464    2,545    3,654   3,667    3,687     3,172   3,194    3,355    3,424      N/A

Liability re-estimated:
----------------------
  One year later                    99.9%    98.1%    95.9%    98.7%  100.9%   104.5%     97.8%   98.1%   105.1%   105.2%
  Two years later                   98.2%    94.1%    99.3%    98.5%  105.9%   104.6%     96.3%  100.1%   105.1%
  Three years later                 95.2%    97.4%    99.9%   103.9%  105.2%   102.9%     97.4%   99.0%
  Four years later                 100.3%    98.9%   109.4%   103.1%  103.6%   105.4%     96.0%
  Five years later                 102.6%   109.7%   109.0%   102.9%  106.9%   105.7%
  Six years later                  113.6%   108.8%   108.5%   106.8%  107.7%
  Seven years later                112.3%   108.5%   115.3%   107.7%
  Eight years later                112.2%   115.5%   116.4%
  Nine years later                 119.1%   116.6%
  Ten years later                  120.2%

Cumulative deficiency
  (redundancy):
    Aggregate                       20.2%    16.6%    16.4%     7.7%    7.7%     5.7%    ( 4.0%) ( 1.0%)    5.1%     5.2%     N/A
                                    ====     ====     ====     ====    ====     ====      ====    ====     ====     ====      ===
    Excluding the 2002 A.P.
    Green settlement charge
    and special A&E charges
    and reallocations in
    1994, 1996, 1998 and 2001      ( 0.9%)  ( 3.5%)  ( 3.0%)  ( 4.8%) ( 2.4%)  ( 4.2%)   ( 8.0%) ( 5.0%)    1.0%     4.3%     N/A
                                    ====     ====     ====     ====    ====     ====      ====    ====     ====     ====      ===

Cumulative paid as of:
---------------------
  One year later                    26.7%    25.2%    26.8%    33.1%   33.8%    41.7%     28.3%   34.8%    38.3%    33.6%
  Two years later                   43.7%    40.6%    42.5%    51.6%   58.0%    56.6%     51.7%   52.7%    52.2%
  Three years later                 54.2%    50.9%    54.4%    67.2%   66.7%    70.8%     62.4%   60.0%
  Four years later                  60.8%    59.1%    66.3%    72.0%   77.3%    78.6%     65.6%
  Five years later                  67.0%    68.0%    69.8%    80.4%   82.8%    81.1%
  Six years later                   74.0%    70.8%    80.0%    84.7%   84.6%
  Seven years later                 76.3%    80.6%    84.9%    86.0%
  Eight years later                 85.9%    85.1%    86.1%
  Nine years later                  89.5%    86.3%
  Ten years later                   90.7%

    The following is a reconciliation of the net liability to the gross liability for unpaid losses and LAE.

                                             1993     1994     1995    1996     1997      1998    1999     2000     2001     2002
                                             ----     ----     ----    ----     ----      ----    ----     ----     ----     ----
  As originally estimated:
    Net liability shown above              $2,113   $2,187   $3,393  $3,404   $3,489    $3,305  $3,224   $3,192   $3,253   $3,400
    Add reinsurance recoverables              611      730      704     720      736     1,468   1,571    1,324    1,525    1,804
                                           ------   ------   ------  ------   ------    ------  ------   ------   ------   ------
    Gross liability                        $2,724   $2,917   $4,097  $4,124   $4,225    $4,773  $4,795   $4,516   $4,778   $5,204
                                           ======   ======   ======  ======   ======    ======  ======   ======   ======   ======
  As re-estimated at
  December 31, 2002:
    Net liability shown above              $2,464   $2,545   $3,654  $3,667   $3,687    $3,172  $3,194   $3,355   $3,424
    Add reinsurance recoverables              956      885    1,126   1,142    1,219     1,841   1,942    1,569    1,681
                                           ------   ------   ------  ------   ------    ------  ------   ------   ------
    Gross liability                        $3,420   $3,430   $4,780  $4,809   $4,906    $5,013  $5,136   $4,924   $5,105      N/A
                                           ======   ======   ======  ======   ======    ======  ======   ======   ======      ===

Gross cumulative deficiency
  (redundancy)                               25.5%    17.7%    16.7%   16.6%    16.1%      5.0%    7.1%     9.0%     6.8%     N/A
                                             ====     ====     ====    ====     ====      ====    ====     ====     ====      ===

      These tables do not present accident or policy year development data. Furthermore, in evaluating the re-estimated liability and cumulative deficiency (redundancy), it should be noted that each percentage includes the effects of changes in amounts for prior periods. For example, AFC's $100 million special charge for A&E claims related to losses recorded in 2001, but incurred before 1992, is included in the re-estimated liability and cumulative deficiency (redundancy) percentage for each of the previous years shown. Conditions and trends that have affected development of the liability in the past may not necessarily exist in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

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

      The differences between the liability for losses and LAE reported in the annual statements filed with the state insurance departments in accordance with statutory accounting principles ("SAP") and that reported in the accompanying consolidated financial statements in accordance with GAAP at December 31, 2002 are as follows (in millions):

    Liability reported on a SAP basis, net of $238 million
      of retroactive reinsurance                               $3,368
        Additional discounting of GAAP reserves in excess
          of the statutory limitation for SAP reserves            (13)
        Reserves of foreign operations                              7
        Reinsurance recoverables, net of allowance              1,804
        Reclassification of allowance for uncollectible
          Reinsurance                                              38
                                                               ------

    Liability reported on a GAAP basis                         $5,204
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

      Establishing reserves for A&E claims is subject to uncertainties that are significantly greater than those presented by other types of claims. For a discussion of these uncertainties, see Management's Discussion and Analysis -"Uncertainties - Asbestos and Environmental-related Reserves", and "Special A&E Charge" and Note L - "Commitments and Contingencies" to the Financial Statements.

      The survival ratio, which is an industry measure of A&E claim reserves, is derived by dividing reserves for A&E exposures by annual paid losses. At December 31, 2002, AFC's three year survival ratio (after adjusting for the sale of Stonewall and excluding amounts associated with the A.P. Green settlement) is approximately 22.4 times paid losses for the remaining asbestos reserves and
11.6 times paid losses for total A&E reserves. In October 2002, A.M. Best reported its estimate that the property and casualty insurance industry's three year survival ratio for A&E reserves was approximately 7.2 times paid losses at December 31, 2001.

      The following table (in millions) is a progression of A&E reserves.

                                                      2002      2001      2000
                                                      ----      ----      ----

    Reserves at beginning of year                   $446.8    $357.7    $576.7
      Incurred losses and LAE (a)                     48.6     108.0      (1.9)
      Paid losses and LAE                            (28.7)    (28.1)    (48.7)
    Reserves not classified as A&E prior to 2001:
      Reserves                                         -         1.4       -
      Allowance for uncollectible reinsurance
        applicable to ceded A&E reserves               -         7.8       -
      Reserves transferred with sale of Stonewall      -         -      (168.4)
                                                    ------    ------    ------
      Reserves at end of year, net of
        reinsurance recoverable                      466.7     446.8     357.7

    Reinsurance recoverable, net of allowance        105.1     101.4     105.7
                                                    ------     -----    ------

    Gross reserves at end of year                   $571.8    $548.2    $463.4
                                                    ======    ======    ======

    (a) Includes $30 million in 2002 related to the settlement of the A.P. Green asbestos litigation and a special charge of $100 million in 2001.

ANNUITY AND LIFE OPERATIONS

GENERAL

      AFC's annuity and life operations are conducted through Great American Financial Resources, Inc. ("GAFRI"), a holding company which markets retirement products, primarily fixed and variable annuities, and various forms of life and supplemental health insurance through the following subsidiaries which were acquired in the years shown. GAFRI and its subsidiaries employ approximately 1,600 persons.

        Great American Life Insurance Company ("GALIC") - 1992(*)
        Annuity Investors Life Insurance Company ("AILIC") - 1994
        Loyal American Life Insurance Company ("Loyal") - 1995
        Great American Life Assurance Company of Puerto Rico ("GAPR") - 1997 United Teacher Associates Insurance Company ("UTA") - 1999
        Manhattan National Life Insurance Company ("MNL") - 2002

        (*)  Acquired from Great American Insurance.

      Acquisitions in recent years have supplemented GAFRI's internal growth as the assets of the holding company and its operating subsidiaries have increased from $4.5 billion at the end of 1992 to $9.3 billion at the end of 2002. Premiums over the last three years were as follows (in millions):

        Insurance Product(*)                    2002         2001        2000
        -----------------                       ----         ----        ----
        Annuities                             $1,001       $  751      $  747
        Life and supplemental health             313          310         261
                                              ------       ------      ------
                                              $1,314       $1,061      $1,008
                                              ======       ======      ======
        -----------------
        (*) Table does not include premiums of subsidiaries or divisions until their first full year following acquisition or formation.

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

     The following table (in millions) presents combined financial information of GAFRI's principal annuity operations.

                                            2002         2001         2000
                                            ----         ----         ----
    GAAP Basis
    ----------
    Total Assets                          $8,014       $7,456       $7,052
    Fixed Annuity Reserves                 6,111        5,632        5,365
    Variable Annuity Reserves                455          530          534
    Stockholder's Equity                   1,139        1,023          915

    Statutory Basis
    ---------------
    Total Assets                          $7,319       $6,896       $6,620
    Fixed Annuity Reserves                 6,192        5,729        5,536
    Variable Annuity Reserves                455          530          534
    Capital and Surplus                      419          388          363
    Asset Valuation Reserve (a)               63           79           77
    Interest Maintenance Reserve (a)          27           11            3

    Annuity Receipts:
      Flexible Premium:
        First Year                        $   60       $   67       $   71
        Renewal                              191          176          157
                                          ------       ------       ------
                                             251          243          228
      Single Premium                         750          508          519
                                          ------       ------       ------
        Total Annuity Receipts            $1,001       $  751       $  747
                                          ======       ======       ======

    -----------------
    (a) Allocation of surplus.

      Sales of annuities are affected by many factors, including: (i) competitive annuity products and rates; (ii) the general level of interest rates; (iii) the favorable tax treatment of annuities; (iv) commissions paid to agents; (v) services offered; (vi) ratings from independent insurance rating agencies; (vii) other alternative investments; (viii) performance of the equity markets and (ix) general economic conditions. At December 31, 2002, GAFRI had over 300,000 annuity policies in force.

      Annuity contracts are generally classified as either fixed rate (including equity-indexed) or variable. The following table presents premiums by classification:
                                    2002        2001         2000
                                    ----        ----         ----
          Premiums
          --------
          Traditional fixed           77%         68%          50%
          Variable                    18          27           43
          Equity-indexed               5           5            7
                                     ---         ---          ---
                                     100%        100%         100%
                                     ===         ===          ===

      With a traditional fixed rate annuity, the interest crediting rate is initially set by the issuer and thereafter may be changed from time to time by the issuer subject to any guaranteed minimum interest crediting rates or any guaranteed term in the policy.

      GAFRI seeks to maintain a desired spread between the yield on its investment portfolio and the rate it credits to its fixed rate annuities. GAFRI accomplishes this by: (i) offering crediting rates which it has the option to change after any initial guarantee period; (ii) designing annuity products that encourage persistency and (iii) maintaining an appropriate matching of assets and liabilities. GAFRI designs its products with certain provisions to encourage policyholders to maintain their funds with GAFRI for at least five to ten years.

      Virtually all of GAFRI's traditional fixed rate annuities offer a minimum interest rate guarantee of 3% or 4% (as determined by applicable law); the majority permit GAFRI to change the crediting rate at any time (subject to the minimum guaranteed interest rates). In determining the frequency and extent of changes in the crediting rate, GAFRI takes into account the economic environment and the relative competitive position of its products. Historically, management has been able to react to changes in market interest rates and maintain a desired interest rate spread. The recent interest rate environment has resulted in a compression of the spread, which could continue at least through 2003.

      Sales of GAFRI's fixed rate annuities have increased over the past three years, due to the weak stock market environment, as well as the development of new products.

      In addition to traditional fixed rate annuities, GAFRI offers variable and equity-indexed annuities. Industry sales of such annuities increased substantially in the 1990s as investors sought to obtain the returns available in the equity markets while enjoying the tax-deferred status of annuities. With a variable annuity, the earnings credited to the policy vary based on the investment results of the underlying investment options chosen by the policyholder, generally without any guarantee of principal except in the case of death of the insured annuitant. Premiums directed to the variable options in policies issued by GAFRI are invested in funds maintained in separate accounts managed by various independent investment managers. GAFRI earns a fee on amounts deposited into variable accounts. Policyholders may also choose to direct all or a portion of their premiums to various fixed rate options, in which case GAFRI earns a spread on amounts deposited. With the downturn in the stock market during the past three years, industry wide sales of variable annuities, including GAFRI's sales, have decreased substantially.

      An equity-indexed fixed annuity provides policyholders with a crediting rate tied, in part, to the performance of an existing stock market index while protecting them against the related downside risk through a guarantee of principal. GAFRI purchases call options designed to offset substantially all of the increase in the liabilities associated with equity-indexed annuities. In 2002, GAFRI chose to suspend new sales of equity-indexed annuities due primarily to a lack of volume.

      No individual state accounted for more than 10% of GAFRI's annuity premiums in the past three years except as follows:

                            2002        2001        2000
                            ----        ----        ----
     California               16%         17%         24%
     Washington               10           -           -
     Ohio                      -          13           -

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

      GAFRI distributes its fixed rate products primarily through a network of 130 managing general agents ("MGAs") who, in turn, direct more than 1,300 actively producing independent agents. The top 15 MGAs accounted for nearly two-thirds of GAFRI's fixed annuity premiums in 2002. No one MGA represented more than 9% of total fixed annuity premiums in 2002. In addition, GAFRI offers all of its annuity product lines through financial institutions. Sales of annuities through financial institutions were approximately 6% of total annuity premiums in 2002.

      In 2002, GAFRI exited the highly competitive single premium, non-qualified segment of the variable annuity market due primarily to insufficient returns and a lack of critical mass. GAFRI intends to redesign its variable product and offer it as an ancillary product solely through its fixed annuity sales channels. Approximately one-third of GAFRI's variable annuity sales in 2002 were made through a wholly-owned subsidiary, Great American Advisors, Inc. ("GAA"). GAA is a broker/dealer licensed in all 50 states to sell stocks, bonds, options, mutual funds and variable insurance contracts through independent representatives and financial institutions. GAA also acts as the principal underwriter and distributor for GAFRI's variable annuity products.

LIFE AND SUPPLEMENTAL INSURANCE

      GAFRI offers a variety of life and supplemental health products through GALIC's life operations, MNL, Loyal, GAPR and UTA. This group produced $313 million of statutory premiums in 2002.

      GALIC offers traditional term, universal and whole life insurance products through national marketing organizations. In 2002, GAFRI issued over $8.0 billion gross ($1.9 billion net) face amount of insurance through its life operations; at year-end 2002, this operation had approximately 228,000 policies and $39 billion gross ($12 billion net) face amount of insurance in force.

      UTA, provides supplemental health products and annuities through independent agents. UTA's principal health products include coverage for Medicare supplement, cancer and long-term care. In 2000, UTA purchased a block of approximately 50,000 Medicare supplement and cancer policies.

      Loyal offers a variety of supplemental health and life products. The principal products sold by Loyal include cancer, accidental injury, short-term disability, hospital indemnity, universal life and traditional whole life. In 2001, Loyal reinsured a substantial portion of its life insurance business, reduced its operating expenses, and redirected its marketing efforts in that line of business. In 2002, Loyal's operations were consolidated with UTA's operations.

      At year-end 2002, GAFRI's operating units writing supplemental insurance products had assets of nearly $800 million and approximately 354,000 policies with annualized health premiums in force of $185 million and gross life insurance in force of $1.4 billion.

      GAPR sells in-home service life and supplemental health products through a network of company-employed agents. Ordinary life, cancer, credit and group life products are sold through independent agents.

INDEPENDENT RATINGS

      GAFRI's principal insurance subsidiaries are rated by A.M. Best and Standard & Poor's. In addition, GALIC is rated A+ (strong) by Fitch and A3 (good financial security) by Moody's. Such ratings are generally based on concerns of policyholders and agents and are not directed toward the protection of investors. Following are the ratings as of March 1, 2003:

                                                    Standard
                                A.M. Best           & Poor's
                                -------------       ----------
              GALIC             A (Excellent)       A-(Strong)
              AILIC             A (Excellent)       A-(Strong)
              Loyal             A (Excellent)       Not rated
              UTA               A-(Excellent)       Not rated
              GAPR              A (Excellent)       Not rated

      GAFRI believes that the ratings assigned by independent insurance rating agencies are important because potential policyholders often use a company's rating as an initial screening device in considering annuity products. GAFRI believes that (i) a rating of "A" by A.M. Best (its third highest rating) is necessary to successfully market tax-deferred annuities to public education employees and other not-for-profit groups and (ii) a rating in the "A" category by at least one rating agency is necessary to successfully compete in other annuity markets.

      GAFRI's insurance ratings were recently affirmed by Fitch (with a stable outlook), and affirmed by Moody's (with a negative outlook); its ratings were downgraded by Standard & Poor's (with a negative outlook). GAFRI's operations could be materially and adversely affected by additional downgrades. In connection with recent reviews by independent rating agencies, management indicated that it intends to maintain the capital of its significant insurance subsidiaries at levels currently indicated by the rating agencies as appropriate for the current ratings. Items which could adversely affect capital levels include (i) a sustained decrease in the stock market in 2003 or beyond; (ii) a significant period of low interest rates and a resulting significant narrowing of annuity "spread"; (iii) investment impairments; (iv) a change in statutory reserving requirements for guaranteed minimum death benefits on variable annuities, (v) adverse mortality, and (vi) higher than planned dividends paid due to liquidity needs by GAFRI's holding companies.

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

OTHER COMPANIES

      Through subsidiaries, AFC is engaged in a variety of other operations, including The Golf Center at Kings Island in the Greater Cincinnati area; commercial real estate operations in Cincinnati (office buildings and The Cincinnatian Hotel), New Orleans (Le Pavillon Hotel), Cape Cod (Chatham Bars
Inn), Austin (Driskill Hotel), Chesapeake Bay (Skipjack Cove Yachting Resort), Charleston (Charleston Harbor Resort and Marina) and apartments in Louisville, Pittsburgh, St. Paul and Tampa Bay. These operations employ approximately 800 full-time employees.

INVESTMENT PORTFOLIO

      GENERAL The following tables present the percentage distribution and yields of AFC's investment portfolio (excluding investment in equity securities of investee corporations) as reflected in its financial statements.

                                          2002           2001          2000         1999         1998
                                          ----           ----          ----         ----         ----

Cash and Short-term Investments            6.4%           4.5%          3.8%         3.5%         2.5%
Fixed Maturities:
  U.S. Government and Agencies             9.9            8.3           4.7          4.9          4.4
  State and Municipal                      4.3            3.4           3.6          2.7          1.2
  Public Utilities                         7.6            6.4           5.5          5.1          6.0
  Mortgage-Backed Securities              22.8           21.8          22.7         22.0         20.8
  Corporate and Other                     39.6           47.3          51.4         55.3         53.2
  Redeemable Preferred Stocks               .4             .5            .5           .6           .5
                                         -----          -----         -----        -----        -----
                                          84.6           87.7          88.4         90.6         86.1
  Net Unrealized Gains (Losses)            3.3            1.3            .1         (2.1)         3.5
                                         -----          -----         -----        -----        -----
                                          87.9           89.0          88.5         88.5         89.6
Other Stocks, Options and Warrants         2.2            2.6           3.4          3.7          3.7
Policy Loans                               1.6            1.7           1.9          1.9          1.9
Real Estate and Other Investments          1.9            2.2           2.4          2.4          2.3
                                         -----          -----         -----        -----        -----
                                         100.0%         100.0%        100.0%       100.0%       100.0%
                                         =====          =====         =====        =====        =====

Yield on Fixed Income Securities:
  Excluding realized gains and losses      7.2%           7.6%          7.7%         7.7%         7.8%
  Including realized gains and losses      6.7%           7.5%          7.4%         7.6%         8.0%

Yield on Stocks:
  Excluding realized gains and losses      5.4%           4.5%          5.0%         5.9%         5.4%
  Including realized gains and losses     (4.6%)          (.3%)         3.9%        20.7%        (5.3%)

Yield on Investments (*):
  Excluding realized gains and losses      7.2%           7.6%          7.6%         7.7%         7.8%
  Including realized gains and losses      6.5%           7.4%          7.4%         7.9%         7.8%

(*)  Excludes "Real Estate and Other Investments".

FIXED MATURITY INVESTMENTS

      AFC's bond portfolio is invested primarily in taxable bonds. The NAIC assigns quality ratings which range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows AFC's bonds and redeemable preferred stocks, by NAIC designation (and comparable Standard & Poor's Corporation rating) as of December 31, 2002 (dollars in millions).

 NAIC                                          Amortized        Market Value
                                                             ------------------
Rating     Comparable S&P Rating                    Cost        Amount        %
------     ---------------------               ---------     ---------      ---

  1        AAA, AA, A                            $ 8,335       $ 8,772       73%
  2        BBB                                     2,304         2,395       20
                                                 -------       -------      ---
              Total investment grade              10,639        11,167       93
                                                 -------       -------      ---
  3        BB                                        495           435        4
  4        B                                         299           292        2
  5        CCC, CC, C                                 76            74        1
  6        D                                          41            39        *
                                                 -------       -------      ---
              Total noninvestment grade              911           840        7
                                                 -------       -------      ---
              Total                              $11,550       $12,007      100%
                                                 =======       =======      ===
 -----------------
 (*)  Less than 1%

      Risks inherent in connection with fixed income securities include loss upon default and market price volatility. Factors which can affect the market price of securities include: creditworthiness, changes in interest rates, the number of market makers and investors and defaults by major issuers of securities.

      AFC's primary investment objective for fixed maturities is to earn interest and dividend income rather than to realize capital gains. AFC invests in bonds and redeemable preferred stocks that have primarily intermediate-term maturities. This practice allows flexibility in reacting to fluctuations of interest rates.

EQUITY INVESTMENTS

      At December 31, 2002, AFC held $299 million in stocks and warrants; approximately 63% represents an investment in Provident Financial Group, Inc., a Cincinnati-based commercial banking and financial services company; another 12% consists of three investments of more than $8 million each. Such equity investments, because of their size, may not be as readily marketable as the typical small investment position. Alternatively, a large equity position may be attractive to persons seeking to control or influence the policies of a company.

FOREIGN OPERATIONS

      AFC sells life and supplemental health products in Puerto Rico and property and casualty products in Mexico, Canada, Puerto Rico, Europe and Asia. In addition, GAFRI has an office in India where employees perform computer programming and certain back office functions. Less than 3% of AFC's revenues and costs and expenses are derived from sources outside of the United States.

REGULATION

      AFC's insurance company subsidiaries are subject to regulation in the jurisdictions where they do business. In general, the insurance laws of the various states establish regulatory agencies with broad administrative powers governing, among other things, premium rates, solvency standards, licensing of insurers, agents and brokers, trade practices, forms of policies, maintenance of specified reserves and capital for the protection of policyholders, deposits of securities for the benefit of policyholders, investment activities and relationships between insurance subsidiaries and their parents and affiliates. Material transactions between insurance subsidiaries and their parents and affiliates generally must be disclosed and prior approval of the applicable insurance regulatory authorities generally is required for any such transaction which may be deemed to be material or extraordinary. In addition, while differing from state to state, these regulations typically restrict the maximum amount of dividends that may be paid by an insurer to its shareholders in any twelve-month period without advance regulatory approval. Such limitations are generally based on net earnings or statutory surplus. Under applicable restrictions, the maximum amount of dividends available to AFC in 2003 from its insurance subsidiaries without seeking regulatory clearance is approximately $24 million. During 2002, those companies received approval and paid $92 million in dividends in excess of the applicable limitation.

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

      Most states have created insurance guaranty associations to provide for the payment of claims of insurance companies that become insolvent. Annual assessments for AFC's insurance companies have not been material. In addition, many states have created "assigned risk" plans or similar arrangements to provide state mandated minimum levels of automobile liability coverage to drivers whose driving records or other relevant characteristics make it difficult for them to obtain insurance otherwise. Automobile insurers in those states are required to provide such coverage to a proportionate number of those drivers applying as assigned risks. Premium rates for assigned risk business are established by the regulators of the particular state plan and are frequently inadequate in relation to the risks insured, resulting in underwriting losses. Assigned risks accounted for less than one percent of AFC's net written premiums in 2002.

      The NAIC is an organization which is comprised of the chief insurance regulator for each of the 50 states and the District of Columbia. The NAIC model law for Risk Based Capital applies to both life and property and casualty companies. The risk-based capital formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptably low expectation of becoming financially impaired. The model law provides for increasing levels of regulatory intervention as the ratio of an insurer's total adjusted capital and surplus decreases relative to its risk-based capital, culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called "mandatory control level". At December 31, 2002, the capital ratios of all AFC insurance companies substantially exceeded the risk-based capital requirements.



                ------------------------------------------------

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

      AFC subsidiaries own transferable rights to develop approximately 800,000 square feet of floor space in the Grand Central Terminal area in New York City. The development rights were derived from ownership of the land upon which the terminal is constructed. Since the beginning of 1999, AFC has sold approximately 420,000 square feet of such air rights for total consideration of $22.2 million.

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

      American Premier is a party or named as a potentially responsible party in a number of proceedings and claims by regulatory agencies and private parties under various environmental protection laws, including the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), seeking to impose responsibility on American Premier for hazardous waste remediation costs at certain railroad sites formerly owned by its predecessor, Penn Central Transportation Company ("PCTC"), and at certain other sites where hazardous waste allegedly generated by PCTC's railroad operations and APU's former manufacturing operations is present. It is difficult to estimate American Premier's liability for remediation costs at these sites for a number of reasons, including the number and financial resources of other potentially responsible parties involved at a given site, the varying availability of evidence by which to allocate responsibility among such parties, the wide range of costs for possible remediation alternatives, changing technology and the period of time over which these matters develop. Nevertheless, American Premier believes that its accruals for potential environmental liabilities are adequate to cover the probable amount of such liabilities, based on American Premier's estimates of remediation costs and related expenses and its estimates of the portions of such costs that will be borne by other parties. Such estimates are based on information currently available to American Premier and are subject to future change as additional information becomes available. American Premier seeks reimbursement from certain insurers for portions of whatever remediation costs it incurs.

      As previously reported, Great American Insurance Company and certain other insurers have been parties to asbestos-related coverage litigation under insurance policies issued during the 1970's and 1980's to Bigelow-Liptak Corporation and related companies, subsequently known as A.P. Green Industries, Inc. ("A.P. Green"). These claims (some of which are direct actions against Great American) allege that the refractory materials manufactured, sold or installed by A.P. Green contained asbestos and resulted in bodily injury from exposure to asbestos. A.P. Green has sought to recover defense and indemnity expenses related to those claims from a number of insurers, including Great American, and in an effort to maximize coverage has asserted that Great American's policies are not subject to aggregate limits on liability, and that each insurer is liable for all sums that A.P. Green becomes legally obliged to pay.

      In February 2002, A.P. Green filed petitions for bankruptcy under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of Pennsylvania (In Re Global Industrial Technologies, Inc., et al, filed February 14, 2002). Prior to the bankruptcy filing, Great American sought to have these coverage issues decided as part of the contribution and declaratory judgment action that it brought several years earlier (Great American Insurance Company, et al v. The Royal Insurance Company, et al, United States District Court, Southern District of Ohio, filed January 29, 1998) (the "District Court Action"). The bankruptcy filing, however, stayed the District Court action.

         In March 2002, Great American and other insurers filed a motion in the Bankruptcy Court to modify the stay so as to permit the District Court action to proceed. During the same month, A.P. Green filed adversary proceedings in the Bankruptcy Court to decide the coverage issues. In June of 2002, the Bankruptcy Court entered orders continuing proceedings on both the stay motion and the adversary proceeding and referred the insurance coverage dispute to non-binding mediation. The mediation resulted in the negotiated settlement discussed below.

         On February 19, 2003, AFG announced that Great American Insurance Company has entered into an agreement for the settlement of the A.P. Green litigation. The settlement is for $123.5 million (Great American has the option to pay in cash or over time with 5.25% interest), all but $30 million of which will be covered by reserves established prior to September 30, 2002, and anticipated reinsurance recoverables. The remaining $30 million has been recorded as of December 31, 2002. The agreement allows up to 10% of the settlement to be paid in AFG common stock. The settlement, however, is subject to a number of contingencies, including approval of the Bankruptcy Court supervising the reorganization of A.P. Green and subsequent confirmation of a plan of reorganization that includes an injunction prohibiting the assertion against Great American of any present or future asbestos personal injury claims under policies issued to A.P. Green and related companies. This process could take a year or more and no assurance can be made that all of these consents and approvals will be obtained; no payments are required until completion of the process. If not obtained, the outcome of this litigation will again be subject to the complexities and uncertainties associated with a Chapter 11 proceeding and asbestos coverage litigation.

      UTA was named a defendant in a purported class action lawsuit. (Peggy Berry, et al. v. United Teacher Associates Insurance Company, Travis County District Court, Case No. GN100461, filed February 11, 2001). The complaint sought unspecified damages based on the alleged misleading disclosure of UTA's interest crediting practices on its fixed rate annuities. UTA has entered into an agreement to resolve this matter. The settlement is subject to approval of the trial court. The resolution of this matter is not expected to have a material impact on UTA.

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

                                     ITEM 6

                             SELECTED FINANCIAL DATA
                             -----------------------

      The following table sets forth certain data for the periods indicated (dollars in millions).

                                                      2002         2001         2000         1999          1998
                                                      ----         ----         ----         ----          ----
Earnings Statement Data:
-----------------------
Total Revenues                                      $3,745       $3,929       $3,820       $3,359        $4,084
Operating Earnings Before Income Taxes                 195           70          120          310           269
Earnings (Loss) Before Extraordinary Items
  and Accounting Changes                               134           13          (23)         153           130
Extraordinary Items                                      -            -            -           (4)           (1)
Cumulative Effect of Accounting Changes (a)            (40)         (10)          (9)          (4)            -
Net Earnings (Loss)                                     94            3          (32)         145           129

Ratio of Earnings to Fixed Charges (b):
  Including Annuity Benefits                          1.48         1.14         1.26         1.81          1.69
  Excluding Annuity Benefits                          3.36         1.56         2.02         4.01          3.44

Ratio of Earnings to Fixed Charges and
  Preferred Dividends (b):
  Including Annuity Benefits                          1.46         1.12         1.23         1.76          1.65
  Excluding Annuity Benefits                          3.09         1.45         1.87         3.67          3.15

Balance Sheet Data:
------------------
Total Assets                                       $19,502      $17,398      $16,407      $16,024       $15,848
Long-term Debt:
  Holding Companies                                    268          228          204          113           315
  Subsidiaries                                         297          271          195          240           177
Minority Interest                                      494          461          510          490           524
Shareholders' Equity                                 1,730        1,478        1,454        1,324         1,531

(a) Reflects the implementation in the following years of accounting changes mandated by recently enacted accounting standards:
              2002 - SFAS #142 (Goodwill and Other Intangibles)
              2001 - EITF 99-20 (Asset-backed Securities)
              2000 - SFAS #133 (Derivatives)
              1999 - SOP 98-5 (Start-up Costs)

(b) Fixed charges are computed on a "total enterprise" basis. For purposes of calculating the ratios, "earnings" have been computed by adding to pretax earnings the fixed charges and the minority interest in earnings of subsidiaries having fixed charges and the undistributed equity in losses of investees. Fixed charges include interest (including or excluding interest credited to annuity policyholders' accounts as indicated), amortization of debt premium/discount and expense, preferred dividend and distribution requirements of subsidiaries and a portion of rental expense deemed to be representative of the interest factor. Although the ratio of earnings to fixed charges excluding interest on annuities is not required or encouraged to be disclosed under Securities and Exchange Commission rules, some investors and lenders may not consider interest credited to annuity policyholders' accounts a borrowing cost for an insurance company, and accordingly, believe this ratio is meaningful.

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

CRITICAL ACCOUNTING POLICIES

      Significant accounting policies are summarized in Note A to the financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that can have a significant effect on amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change and thus impact amounts reported in the future. Management believes that the establishment of insurance reserves, especially asbestos and environmental-related reserves, and the determination of "other than temporary" impairment on investments are the two areas where the degree of judgment required to determine amounts recorded in the financial statements make the accounting policies critical. For further discussion of these policies, see "Liquidity and Capital Resources - Investments" and "Liquidity and Capital Resources - Uncertainties."

LIQUIDITY AND CAPITAL RESOURCES

RATIOS AFC's debt to total capital ratio at the parent holding company level (excluding amounts due AFG) was approximately 13% at December 31, 2002 and 2001. Including amounts due AFG, the ratio was 25% at the end of 2002 and 28% at the end of 2000. AFC used a portion of the proceeds from the Infinity sale in February 2003 to repay parent debt. Adjusting to reflect this repayment reduces the ratio to 6% excluding amounts due AFG and 20% including amounts due AFG at December 31, 2002.

      AFC's ratio of earnings to fixed charges excluding and including preferred dividends, on a total enterprise basis for the year ended December 31, 2002, was
3.36 and 3.09, respectively. Including annuity benefits as a fixed charge, this ratio was 1.48 and 1.46 respectively. Although not required to be disclosed, the ratio excluding interest on annuities is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

      The National Association of Insurance Commissioners' model law for risk based capital ("RBC") applies to both life and property and casualty companies. RBC formulas determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 2002, the capital ratios of all AFC insurance companies substantially exceeded the RBC requirements (the lowest capital ratio of any AFC subsidiary was 2.3 times its authorized control level RBC; weighted average of all AFC subsidiaries was 5.0 times).

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

      In November 2002, AFC replaced its $300 million bank credit line with a new bank credit agreement. Currently, AFC may borrow up to $280 million under the new agreement; the line may be expanded to $300 million through the end of 2003. The new line consists of two facilities: a 364-day revolving facility, extendable annually, for one-third of the total line and a three-year revolving facility for the remaining two-thirds. Amounts borrowed bear interest at rates ranging from 1.25% to 2.25% over LIBOR based on AFG's credit rating. This credit agreement provides ample liquidity and can be used to obtain funds for operating subsidiaries or, if necessary, for the parent companies. At December 31, 2002, there was $248 million borrowed under the agreement. At March 14, 2003, there was $95 million borrowed under the line.

      In December 2000, AFC borrowed $155 million under its credit agreement with AFG to make capital contributions to its property and casualty operations.

      For statutory accounting purposes, equity securities of non-affiliates are generally carried at market value. At December 31, 2002, AFC's insurance companies owned publicly traded equity securities with a market value of $297 million. In addition, Great American owns GAFRI common stock with a market value of $603 million and a carrying value of $422 million. Since significant amounts of these are concentrated in a relatively small number of companies, decreases in the market prices could adversely affect the insurance group's capital, potentially impacting the amount of dividends available or necessitating a capital contribution. Conversely, increases in the market prices could have a favorable impact on the group's dividend-paying capability.

      Under tax allocation agreements with AFC, its 80%-owned U.S. subsidiaries generally compute tax provisions as if filing separate returns based on book taxable income computed in accordance with generally accepted accounting principles. The resulting provision (or credit) is currently payable to (or receivable from) AFC.

INVESTMENTS Approximately two-thirds of AFC's consolidated assets are invested in marketable securities. AFC's investment portfolio at December 31, 2002, contained $12 billion in "Fixed maturities" and $299 million in "Other stocks", all carried at market value with unrealized gains and losses reported as a separate component of shareholders' equity on an after-tax basis. At December 31, 2002, AFC had pretax net unrealized gains of $457.2 million on fixed maturities and $125.2 million on other stocks. AFC attempts to optimize investment income while building the value of its portfolio, placing emphasis upon long-term performance. AFC's goal is to maximize return on an ongoing basis rather than focusing on short-term performance.

      Fixed income investment funds are generally invested in securities with intermediate-term maturities with an objective of optimizing total return while allowing flexibility to react to changes in market conditions. At December 31, 2002, the average life of AFC's fixed maturities was about six years.

      Approximately 93% of the fixed maturities held by AFC were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies at December 31, 2002. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or noninvestment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

      Investments in mortgage backed securities ("MBSs") represented approximately one-fourth of AFC's fixed maturities at December 31, 2002. MBSs are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of lower rates. Due to the significant decline in the general level of interest rates in 2002, AFC has experienced an increase in the level of prepayments on its MBSs; these prepayments have not been reinvested at interest rates comparable to the rates earned on the prepaid MBSs. Substantially all of AFC's MBSs are investment grade quality, with over 95% rated "AAA" at December 31, 2002.

Summarized information for the unrealized gains and losses recorded in AFC's balance sheet at December 31, 2002, is shown in the following table (dollars in millions). Approximately $170 million of "Fixed maturities" and $21 million of "Other stocks" had no unrealized gains or losses at December 31, 2002.

                                                             Securities          Securities
                                                                With                With
                                                             Unrealized          Unrealized
                                                                Gains              Losses
                                                             ----------          ----------
   Fixed Maturities
   ----------------
     Market value of securities                                $10,458              $1,379
     Amortized cost of securities                              $ 9,868              $1,512
     Gross unrealized gain (loss)                              $   590             ($  133)
     Market value as % of amortized cost                           106%                 91%
     Number of security positions                                1,725                 328
     Number individually exceeding
       $2 million gain or loss                                      23                  18
     Concentration of gains (losses) by
       type or industry (exceeding 5% of
       unrealized):
         Mortgage-backed securities                            $ 134.6             ($  9.1)
         Banks and savings institutions                           55.2                (1.3)
         U.S. government and government agencies                  49.5                (1.1)
         State and municipal                                      36.4                (5.6)
         Electric services                                        31.6               (15.2)
         Asset-backed securities                                  14.4               (10.6)
         Air transportation (generally collateralized)             5.3               (47.7)
     Percentage rated investment grade                              97%                 65%

   Other Stocks
   ------------
     Market value of securities                                $   260              $   18
     Cost of securities                                        $   130              $   23
     Gross unrealized gain (loss)                              $   130             ($    5)
     Market value as % of cost                                     200%                 78%
     Number individually exceeding
       $2 million gain or loss                                       3                   1

AFC's investment in equity securities of Provident Financial Group, a Cincinnati-based commercial banking and financial services company, represents $117 million of the $130 million in unrealized gains on other stocks at December 31, 2002. At March 14, 2003, the unrealized gain on Provident was approximately $86 million.

The table below sets forth the scheduled maturities of fixed maturity securities at December 31, 2002, based on their market values. Asset backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

                                                    Securities      Securities
                                                       with            With
                                                    Unrealized      Unrealized
             Maturity                                  Gains          Losses
             --------                               ----------      ----------
             One year or less                            6%              5%
             After one year through five years          22              27
             After five years through ten years         33              39
             After ten years                            10              17
                                                       ---             ---
                                                        71              88
             Mortgage-backed securities                 29              12
                                                       ---             ---
                                                       100%            100%
                                                       ===             ===

AFC realized aggregate losses of $11.1 million during 2002 on $72.9 million in sales of fixed maturity securities (14 issues; 12 issuers) that had individual unrealized losses greater than $500,000 at December 31, 2001. Market values of eleven of the securities increased an aggregate of $8 million from year-end 2001 to date of sale. The market value of one of the securities did not change from year-end 2001 to the date of sale. One of the securities was a Conseco bond that decreased in value by $5 million from year-end 2001 to the date of sale due to the continued decline in Conseco's financial condition. The market value of the remaining security decreased $920,000 from year-end 2001 to the sale date.

Although AFC had the ability to continue holding these investments, its intent to hold them changed due primarily to deterioration in the issuers' creditworthiness, decisions to lessen exposure to a particular credit or industry, or to modify asset allocation within the portfolio.

The table below (dollars in millions) summarizes the length of time securities have been in an unrealized gain or loss position at December 31, 2002.

                                                                                                    Market
                                                               Aggregate         Aggregate        Value as
                                                                  Market        Unrealized       % of Cost
                                                                   Value       Gain (Loss)           Basis
                                                               ---------       -----------       ---------
     Fixed Maturities
     -----------------------------------------------

     SECURITIES WITH UNREALIZED GAINS:
       Exceeding $500,000 at 12/31/02 and for:
         Less than one year (354 issues)                         $ 4,561              $327             108%
         More than one year (64 issues)                              762                83             112
       Less than $500,000 at 12/31/02 (1,307 issues)               5,135               180             104
                                                                 -------              ----
                                                                 $10,458              $590             106%
                                                                 =======              ====

     SECURITIES WITH UNREALIZED LOSSES:
       Exceeding $500,000 at 12/31/02 and for:
         Less than one year (50 issues)                          $   379             ($ 75)             84%
         More than one year (17 issues)                              118               (35)             77
       Less than $500,000 at 12/31/02 (261 issues)                   882               (23)             98
                                                                 -------              ----
                                                                 $ 1,379             ($133)             91%
                                                                 =======              ====

     Other Stocks
     ------------------------------------------------

     SECURITIES WITH UNREALIZED GAINS:
       Exceeding $500,000 at 12/31/02 and for:
         Less than one year (4 issues)                           $    26              $  6             130%
         More than one year (4 issues)                               207               121             241
       Less than $500,000 at 12/31/02 (66 issues)                     27                 3             113
                                                                 -------              ----
                                                                 $   260              $130             200%
                                                                 =======              ====

     SECURITIES WITH UNREALIZED LOSSES:
       Exceeding $500,000 at 12/31/02 and for:
         Less than one year (1 issue)                            $     2             ($  1)             67%
         More than one year (none)                                    -                 -               -
       Less than $500,000 at 12/31/02 (75 issues)                     16                (4)             80
                                                                 -------              ----
                                                                 $    18             ($  5)             78%
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

      Based on its analysis of the factors enumerated above, management believes
(i) AFC will recover its cost basis in the securities with unrealized losses and
(ii) that AFC has the ability and intent to hold the securities until they mature or recover in value. Should either of these beliefs change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other than temporary impairment could be material to results of operations in a future period. Management believes it is not likely that future impairment charges will have a significant effect on AFC's liquidity.

      Net realized gains (losses) on securities sold and charges for "other than temporary" impairment on securities held were as follows (in millions):

                   Net Realized
                 Gains (Losses)      Charges for
                       on Sales       Impairment          Other(a)      Total
                 --------------      -----------          -----        ------
      2002               $112.9          ($179.4)        ($12.4)       ($78.9)
      2001                 89.8           (125.5) (b)      11.6         (24.1)
      2000                 (1.7)           (27.5)           2.6         (26.6)
      1999                 31.0            (13.0)           2.1          20.1
      1998                 40.2            (32.2)          (1.7)          6.3

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

      PROPERTY AND CASUALTY INSURANCE RESERVES The liability for unpaid losses and loss adjustment expenses was as follows (in millions):

                                                      December 31,
                                                ----------------------
                                                  2002            2001
                                                  ----            ----
           Specialty                            $3,712          $3,295
           Personal                                838             843
           Other lines (including asbestos
             and environmental)                    654             640
                                                ------          ------
                                                $5,204          $4,778
                                                ======          ======

      The liabilities for unpaid claims and for expenses of investigation and adjustment of unpaid claims are based upon: (a) the accumulation of case estimates for losses reported prior to the close of the accounting periods on direct business written; (b) estimates received from ceding reinsurers and insurance pools and associations; (c) estimates of unreported losses based on past experience; (d) estimates based on experience of expense for investigating and adjusting claims; and (e) the current state of law and coverage litigation. Using these items as well as historical trends adjusted for changes in underwriting standards, policy provisions, product mix and other factors, company actuaries determine a single or "point" estimate which management utilizes in recording its best estimate of the liabilities. Ranges of loss reserves are not developed by company actuaries.

      Estimating the liability for unpaid losses and LAE is inherently judgmental and is influenced by factors which are subject to significant variation. Through the use of analytical reserve development techniques, management utilizes items such as the effect of inflation on medical, hospitalization, material, repair and replacement costs, general economic trends and the legal environment.

      Quarterly reviews of unpaid loss and LAE reserves are prepared using standard actuarial techniques. These may include: Case Incurred Development Method; Paid Development Method; Bornhuetter-Ferguson Method; and Incremental Paid LAE to Paid Loss Methods. Generally, data is segmented by major product or coverage within product using countrywide data; however, in some situations data may be reviewed by state for large volume states.

      ASBESTOS AND ENVIRONMENTAL-RELATED ("A&E") RESERVES Establishing reserves for A&E claims relating to policies and participations in reinsurance treaties and former operations is subject to uncertainties that are significantly greater than those presented by other types of claims. For this group of claims, traditional actuarial techniques that rely on historical loss development trends cannot be used. Case reserves and expense reserves are established by the claims department as specific policies are identified. In addition to the case reserves established for known claims, management establishes additional reserves for claims not yet known or reported and for possible development on known claims. These additional reserves are management's best estimate based on its review of industry trends and other industry information about such claims, with due consideration to individual claim situations like A.P. Green. Estimating ultimate liability for asbestos claims presents a unique and difficult challenge to the insurance industry due to, among other things, inconsistent court decisions, an increase in bankruptcy filings as a result of asbestos-related liabilities, novel theories of coverage, and judicial interpretations that often expand theories of recovery and broaden the scope of coverage. The casualty insurance industry is engaged in extensive litigation over these coverage and liability issues as the volume and severity of claims against asbestos defendants continue to increase.

      While management believes that AFC's reserves for A&E claims are a reasonable estimate of ultimate liability for such claims, actual results may vary materially from the amounts currently recorded due to the difficulty in predicting the number of future claims and the impact of recent bankruptcy filings, and unresolved issues such as whether coverage exists, whether policies are subject to aggregate limits on coverage, whether claims are to be allocated among triggered policies and implicated years, and whether claimants who exhibit no signs of illness will be successful in pursuing their claims.

      In February 2003, Great American Insurance Company entered into an agreement for the settlement of asbestos related coverage litigation under insurance polices issued during the 1970's and 1980's to Bigelow-Liptak Corporation and related companies, subsequently known as A.P. Green Industries, Inc. ("A.P. Green"). Management believes that this settlement will enhance financial certainty and provides resolution to litigation that represents AFC's largest known asbestos-related claim and the only such claim that management believes to be material.

      The settlement is for $123.5 million (Great American has the option to pay in cash or over time with 5.25% interest), all but $30 million of which will be covered by reserves established prior to September 30, 2002, and anticipated reinsurance recoverables for this matter. As a result, AFC recorded a $30 million pretax charge ($19.5 million after tax) in the fourth quarter of 2002. The agreement allows up to 10% of the settlement to be paid in AFG common stock.

      The settlement is subject to a number of contingencies, including the approval of the bankruptcy court supervising the reorganization of A.P. Green and subsequent confirmation of a plan of reorganization that includes an injunction prohibiting the assertion against Great American of any present or future asbestos personal injury claims under policies issued to A.P. Green and related companies. This process could take a year or more and no assurance can be made that all of these consents and approvals will be obtained; no payments are required until completion of the process. If not obtained, the outcome of this litigation will again be subject to the complexities and uncertainties associated with a Chapter 11 proceeding and asbestos coverage litigation.

      The payments, reserve balances and policy count information for asbestos, environmental and other mass torts were as follows (dollars in millions):

                       Net          Net
                   Amounts      Reserve              Policyholder Counts
                   Paid in      Balance              (Direct and Assumed)
                                             -----------------------------------
                      2002     12/31/02      12/31/01    New   Closed   12/31/02
                   -------     --------      --------    ---   ------   --------
Asbestos             $16.8       $302.3           429     82       39        472
Environmental          9.6        139.4           715     95      152        658
Other Mass Tort        2.3         25.0           109     23       28        104
                     -----       ------         -----    ---      ---      -----
Total                $28.7       $466.7         1,253    200      219      1,234
                     =====       ======         =====    ===      ===      =====

      Of the open asbestos accounts, approximately 270 are holders of policies written by AFC subsidiaries and approximately 200 represent assumed reinsurance business. The direct policyholders with asbestos claims consist of limited exposures, dominated by small to mid-sized commercial entities that are mostly regional policyholders with few national target defendants. With respect to non-products exposures, there are few accounts with potentially significant exposure, none of which is considered to be material to the Company.

      The assumed reinsurance business includes exposures for the periods 1954 to 1983. The asbestos and environmental assumed claims are ceded by various insurance companies under reinsurance treaties. A majority of the individual assumed claims have exposures of less than $100,000 to AFC. Asbestos losses assumed include some of the industry known manufacturers, distributors and installers. Pollution losses include industry known insured names and sites.

      Other mass tort losses include Agent Orange, breast implants, DES, Dalkon Shield, lead, silicon and various chemical exposures.

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

      FIXED MATURITY PORTFOLIO The fair value of AFC's fixed maturity portfolio is directly impacted by changes in market interest rates. AFC's fixed maturity portfolio is comprised of substantially all fixed rate investments with primarily intermediate-term maturities. This practice allows flexibility in reacting to fluctuations of interest rates. The portfolios of AFC's insurance operations are managed with an attempt to achieve an adequate risk-adjusted return while maintaining sufficient liquidity to meet policyholder obligations. AFC's life and annuity operations attempt to align the duration of their invested assets to the projected cash flows of policyholder liabilities.

      The following table provides information about AFC's fixed maturity investments at December 31, 2002 and 2001, that are sensitive to interest rate risk. The table shows principal cash flows (in millions) and related weighted average interest rates by expected maturity date for each of the five subsequent years and for all years thereafter. Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. Mortgage-backed securities ("MBSs") and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

                    December 31, 2002                       December 31, 2001
                  ---------------------                   ---------------------
                   Principal                               Principal
                  Cash Flows       Rate                   Cash Flows      Rate
                  ----------      -----                   ----------      ----
     2003            $ 1,301      10.09%     2002            $   956      8.62%
     2004                848       8.31      2003              1,407      7.84
     2005              1,035       7.05      2004                860      8.56
     2006              1,135       6.69      2005              1,082      7.50
     2007              1,158       6.12      2006              1,110      6.89
     Thereafter        5,939       6.13      Thereafter        5,263      7.08
                     -------                                 -------

     Total           $11,416       6.88%                     $10,678      7.46%
                     =======                                 =======

     Fair Value      $12,007                                 $10,749
                     =======                                 =======

      EQUITY PRICE RISK Equity price risk is the potential economic loss from adverse changes in equity security prices. Although AFC's investment in "Other stocks" is less than 3% of total investments, two-thirds of "Other stocks" is invested in Provident Financial Group which exposes AFC to the risk of price declines in a single position.

      Included in "Other stocks" at December 31, 2002 were warrants (valued at $13.8 million) to purchase common stock of various companies. Under Statement of Financial Accounting Standards ("SFAS") No. 133, which was adopted as of October 1, 2000, these warrants are generally considered derivatives and marked to market through current earnings as realized gains and losses.

      ANNUITY CONTRACTS Substantially all of GAFRI's fixed rate annuity contracts permit GAFRI to change crediting rates (subject to minimum interest rate guarantees of 3% to 4% per annum as determined by applicable law) enabling management to react to changes in market interest rates and maintain an adequate spread. Nonetheless, due to the sharp drop in interest rates in 2002, GAFRI's spreads have narrowed and will likely continue to narrow through at least 2003. Actuarial assumptions used to estimate DPAC and Annuity Benefits, as well as GAFRI's ability to maintain spread, could be impacted if the current interest rate environment continues for an extended period and causes policyholder behavior to be altered.

      Projected payments (in millions) in each of the subsequent five years and for all years thereafter on GAFRI's fixed annuity liabilities at December 31 were as follows.
                                                                          Fair
           First  Second  Third  Fourth  Fifth   Thereafter    Total     Value
           -----  ------  -----  ------  -----   ----------   ------    ------
    2002    $550    $610   $740    $810   $700       $3,044   $6,454    $6,284
    2001     750     680    650     630    610        2,512    5,832     5,659

      Nearly half of GAFRI's fixed annuity liabilities at December 31, 2002, were two-tier in nature in that policyholders can receive a higher amount if they annuitize rather than surrender their policy, even if the surrender charge period has expired. At December 31, 2002, the average crediting rate on GAFRI's principal fixed annuity products was approximately 4.3% and current stated crediting rates (excluding bonus interest) on GAFRI's active products generally range from 3.0% to 3.6%. GAFRI estimates that its effective weighted-average crediting rate over the next five years will approximate 4.3%. This rate reflects actuarial assumptions as to (i) expected investment spread, (ii) deaths, (iii) annuitizations, (iv) surrenders and (v) renewal premiums. Actual experience and changes in actuarial assumptions may result in different effective crediting rates than those above.

      GAFRI's equity-indexed fixed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. GAFRI attempts to mitigate the risk in the equity-based component of these products through the purchase of call options on the appropriate index. GAFRI's strategy is designed so that an increase in the liabilities due to an increase in the market index will be substantially offset by unrealized gains on the call options. Under SFAS No. 133, both the equity-based component of the annuities and the related call options are considered derivatives and marked to market through current earnings as annuity benefits. Adjusting these derivatives to market value had a net effect of less than 1% of annuity benefits in 2002 and 2001. In 2002, GAFRI chose to suspend new sales of equity-indexed annuities due primarily to lack of volume.

      DEBT AND PREFERRED SECURITIES The following table shows scheduled principal payments (in millions) on fixed-rate long-term debt of AFC and its subsidiaries and related weighted average interest rates for each of the subsequent five years and for all years thereafter.

                  December 31, 2002                         December 31, 2001
                ----------------------                    ---------------------
                Scheduled                                 Scheduled
                Principal                                 Principal
                 Payments         Rate                     Payments        Rate
                ---------         ----                    ---------        ----
   2003               *                      2002            $  4.3        7.02%
   2004               *                      2003               *
   2005            $ 10.1         9.09%      2004               *
   2006              18.7         6.74       2005              10.1        9.07
   2007               *                      2006              18.7        6.73
   Thereafter       126.5         7.19       Thereafter       126.8        7.17
                   ------                                    ------

   Total           $157.4         7.26%                      $161.6        7.23%
                   ======                                    ======

   Fair Value      $148.5                                    $156.5
                   ======                                    ======

   (*)  Less than $2 million.

      At December 31, 2002 and 2001, respectively, AFC and its subsidiaries had $406 million and $337 million in variable-rate debt maturing primarily in 2003 through 2005. The weighted average interest rate on AFC's variable-rate debt was 2.84% at December 31, 2002 compared to 2.67% at December 31, 2001. There were $143 million of subsidiary trust preferred securities with a weighted average interest rate of 9.07% outstanding at December 31, 2002 and 2001, none of which is scheduled for maturity or mandatory redemption during the next five years.

RESULTS OF OPERATIONS - THREE YEARS ENDED DECEMBER 31, 2002

GENERAL Results of operations as shown in the accompanying financial statements are prepared in accordance with generally accepted accounting principles. Many investors and analysts focus on "core earnings" of companies, setting aside certain items included in net earnings such as realized gains and losses, the cumulative effect of accounting changes and certain other unusual items. Realized gains and losses are excluded from "core earnings" because they are unpredictable and not necessarily indicative of current operating fundamentals. Other items such as the 2002 asbestos litigation settlement and tax resolution benefits and the 2001 special A&E charge and World Trade Center losses are excluded to assist investors in analyzing their impact on the trend in operating results. Nonetheless, these items are significant components of AFC's overall financial results.

      The following table shows AFC's net earnings as stated in the Statement of Operations as well as the after-tax effect of other items included in these GAAP measures that are typically excluded in deriving "core earnings" (in millions):

                                                      2002      2001      2000
                                                      ----      ----      ----

     NET EARNINGS (LOSS)                             $94.4     $ 2.6    ($32.1)
     After tax income (expense) items included in
       net earnings:
         Asbestos litigation settlement              (19.5)       -         -
         Tax resolution benefits                      31.0        -         -
         A&E charge and WTC losses                      -      (81.3)       -
         Net losses from investee corporations        (9.0)    (16.5)    (91.4)
         Realized investment gains (losses)          (44.0)    (12.6)      2.8
         Cumulative effect of accounting changes     (40.4)    (10.0)     (9.1)

      In addition to the effects of items shown in the table above, net earnings increased in 2002 primarily due to significantly improved underwriting results and income from the sale of real estate, partially offset by reduced earnings in the annuity and life operations. Net earnings for 2001 and 2000 include goodwill amortization expense of $13.8 million and $16.5 million, respectively.

      Aside from the asbestos charges and losses from the World Trade Center, underwriting results improved in 2001 but were partially offset by a $15 million charge to increase reserves for environmental costs related to certain former operations.

PROPERTY AND CASUALTY INSURANCE - UNDERWRITING AFC's property and casualty operations have consisted of two major business groups: Specialty and Personal. See Note P, "Subsequent Events", to the Financial Statements for a discussion of the sale of nearly all of the Personal group.

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

      For certain lines of business and products where the credibility of the range of loss projections is less certain (primarily many of the various specialty businesses listed above), management believes that it is prudent and appropriate to use conservative assumptions until such time as the data, experience and projections have more credibility, as evidenced by data volume, consistency and maturity of the data. While this practice mitigates the risk of adverse development on this business, it does not eliminate it.

      While AFC desires and seeks to earn an underwriting profit on all of its business, it is not always possible to do so. As a result, AFC attempts to expand in the most profitable areas and control growth or even reduce its involvement in the least profitable ones.

      Since mid-2000, AFC has been actively realigning its mix of business and resetting its rate structure with a goal of achieving underwriting profits, even if it entails sacrificing volume. Management believes these efforts have been successful and expects further improvement in underwriting profitability in 2003 resulting from these strategic actions.

      AFC's combined ratio has been better than the industry average for sixteen of the last seventeen years and, excluding AFC's special A&E charges, for all seventeen years. AFC's insurance operations have performed better than the industry by focusing on growth opportunities in the more profitable areas of its specialty and nonstandard auto businesses.

      Net written premiums and combined ratios for AFC's property and casualty insurance subsidiaries were as follows (dollars in millions):

                                               2002         2001          2000
                                               ----         ----          ----
   Gross Written Premiums (GAAP)
   -----------------------------
   Specialty                                 $2,713       $2,236        $1,889
   Personal                                   1,221        1,284         1,339
   Other Lines                                    1         -                3
                                             ------       ------        ------
                                             $3,935       $3,520        $3,231
                                             ======       ======        ======
   Net Written Premiums (GAAP)
   ---------------------------
   Specialty                                 $1,577       $1,542        $1,324
   Personal                                     836 (a)    1,040 (a)     1,311
   Other Lines                                    1         -                3
                                             ------       ------        ------
                                             $2,414       $2,582        $2,638
                                             ======       ======        ======

   Combined Ratios (GAAP)
   ----------------------
   Specialty                                   98.4%       101.7%(b)     107.9%
   Personal                                    99.8        107.9         108.6
   Aggregate (including discontinued lines)   101.1%(c)    108.8%(c)     108.0%

   (a) Reflects the ceding of $375 million and $220 million in premiums in 2002 and 2001, respectively under a reinsurance agreement (effective April 1, 2001).
   (b)  Includes 1.8% for 2001 relating to the attack on the World Trade Center.
   (c) Includes 1.2% for 2002 relating to the A.P. Green asbestos litigation charge and 4.8% for 2001 relating to the A&E charge and the attack on the World Trade Center.

      As shown in Note N under "Insurance Reserves," AFC's property and casualty operations recorded loss development of $171 million in 2002 and $163 million in 2001 related to prior accident years. Major areas of adverse development were as follows (in millions):

                                                            2002        2001
                                                            ----        ----
               Asbestos                                     $ 49        $108
               Executive liability                            26          26
               Other liability                                21           *
               Personal lines                                 15           *
               Other discontinued specialty businesses        41          32
               Other                                          19          (3)
                                                            ----        ----
                                                            $171        $163
                                                            ====        ====

               (*)  Amounts are immaterial and included in Other

      "Asbestos" development was due primarily to charges for settlement of litigation (2002) and the special $100 million A&E charge (2001), both of which are discussed below. See "Uncertainties - Asbestos and Environmental-related Reserves" for additional information about these claims.

      "Executive liability" development resulted primarily from claim severity on policy coverages for 1999 and 2000. Both settlement costs and defense costs related to shareholder lawsuits have increased beyond estimates.

      "Other liability" development was the result of an unexpected shift of the judicial climate in some previously relatively conservative states. Verdicts, judgments, and settlements have increased and reserves were adjusted accordingly.

      In the "Personal lines," personal injury and uninsured motorist claims have experienced increased severity. During 2002, claims remained open longer and settlement amounts have been higher than in previous years.

      Development in the "Other discontinued specialty businesses" related primarily to excess casualty and homebuilders' product liability. During 2002, both experienced higher frequency of claims, primarily related to the 1999 and 2000 accident years for the excess casualty line, and 1993 through 2001 for the homebuilders' liability. Development in 2001, and to a lesser extent in 2002, was affected by increased severity in excess casualty resulting from a rigorous claims review of case reserves established by former management.

      "Other" development represents an aggregation of all other lines. While both increases and decreases occurred in these individual lines, none experienced development greater than the smallest listed in the table above. Aggregate adverse development in the "Other" lines was approximately $44 million in 2002, and $25 million in 2001. Aggregate positive development was $25 million in 2002 and $28 million in 2001.

      ASBESTOS LITIGATION SETTLEMENT CHARGE As more fully discussed under "Uncertainties - Asbestos and Environmental-related Reserves," AFC recorded a fourth quarter 2002 pretax charge of $30 million related to the settlement of asbestos-related coverage litigation.

      2001 SPECIAL A&E CHARGE During the third quarter of 2001, AFC recorded an A&E charge of $100 million after experiencing an increase in the number and severity of asbestos claims and observing the developments of adverse trends in the property and casualty insurance industry concerning asbestos losses. This charge, accompanied by a transfer of $36 million from excess reserves for other environmental claims, resulted in an increase of $136 million in asbestos reserves. For a discussion of uncertainties relative to asbestos and environmental claims, see "Uncertainties -Asbestos and Environmental-related Reserves".

      SPECIALTY The Specialty group's gross written premiums increased 21% in 2002 compared to 2001, reflecting the effect of rate increases and the volume growth in certain businesses, partially offset by planned reductions in less profitable lines of business. Specialty rate increases averaged about 27% during 2002 and are targeted to be 25% or more going into 2003. Net written premiums increased 2% in 2002 compared to 2001. Strong growth in gross written premiums was offset by the impact of expanding the Personal group automobile physical damage reinsurance agreement discussed below to include several Specialty business lines as well as increased reinsurance coverage in certain other lines.

      Excluding the effect of the attack on the World Trade Center, the Specialty group's combined ratio improved 1.5 points for 2002. The improvement reflects strategic changes in the mix of specialty businesses and the impact of rate increases, partially offset by the effects of prior year loss development.

      The Specialty group's increase in gross and net written premiums in 2001 reflects the impact of rate increases implemented in 2000 and 2001 and the realization of growth opportunities in certain commercial markets, partially offset by the decision to discontinue certain lines of business that were not achieving adequate returns. Specialty rate increases averaged over 20% in 2001. The improvement in the combined ratio compared to 2000 reflects the impact of rate increases and unusually strong results in several businesses. Due primarily to adverse development in prior year losses, AFC recorded a $35 million pretax charge in 2000 to strengthen loss reserves in its California workers' compensation business (a combined ratio effect of 2.9 points). Excluding the effect of the attack on the World Trade Center, the Specialty group reported an underwriting profit with a combined ratio of 99.9% for 2001.

      PERSONAL The Personal group's gross written premiums for 2002 decreased about 5% compared to 2001 due primarily to intentional reductions in new business volume in certain non-core markets and through the direct channel, partially offset by the effect of continuing rate increases and volume growth in target markets. Rate increases implemented in 2002 were approximately 10%.

    Since April 2001, AFC has reinsured 90% of the automobile physical damage business written by certain of its insurance subsidiaries. In September 2002, AFC's use of the existing agreement was expanded to include physical damage business written through the agency channel of Great American Insurance pool companies. This agreement enables AFC to reallocate some of its capital to the more profitable specialty operations. The decline in net written premiums in 2001 and 2002 reflects the impact of this reinsurance agreement.

      Due primarily to rate increases and a $12.6 million reduction in marketing and media cost of the direct business, the Personal group's combined ratio improved by 8.1 points compared to 2001. More than 80% of the Personal group's business is written by the insurance operations included in the recent public offering of Infinity Property and Casualty Corporation. Business written through these operations achieved an underwriting profit with a combined ratio of 96.1% for 2002.

      The Personal group's gross written premiums declined about 4% in 2001 compared to 2000 as lower business volume was partially offset by the impact of significant rate increases in 2000 and 2001. The group implemented rate increases of about 14% in 2001. As a result of rate increases in 2001 and 2000, the combined ratio improved to 107.9% for 2001.

LIFE, ACCIDENT AND HEALTH PREMIUMS AND BENEFITS Life, accident and health premiums and benefits increased in 2002 due primarily to the acquisition of Manhattan National Life ("MNL") in June 2002 and increased in 2001 due primarily to the acquisition of a block of supplemental health insurance business in November 2000. In addition to these acquisitions, life, accident and health benefits for 2002 reflect the effects of adverse mortality in GAFRI's life insurance operations.

INVESTMENT INCOME Changes in investment income reflect fluctuations in market rates and changes in average invested assets. Investment income increased in 2002 and 2001 due primarily to higher average investment in fixed maturity securities, partially offset by lower average yields on those investments.

GAINS (LOSSES) ON SECURITIES Realized gains (losses) on sales of securities include provisions for other than temporary impairment of securities still held of $179.4 million in 2002, $125.5 million in 2001 and $27.5 million in 2000. The provision for 2001 includes $8 million for the writedown of AFC's investment in Chiquita from $1.00 per share to $.67 per share.

      Realized gains (losses) on securities include losses of $11.9 million in 2002, and gains of $5.2 million in 2001 and $1.5 million in the fourth quarter of 2000 to adjust the carrying value of AFC's investment in warrants to market value under SFAS No. 133.

GAINS ON SALES OF SUBSIDIARIES See Note P, to the financial statements for a discussion of the anticipated loss in connection with the 2003 public offering of Infinity.

      In 2002, AFC recognized a $10.8 million pretax loss on the disposal of its New Jersey private passenger auto business.

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

                                                     2002       2001      2000
                                                     ----       ----      ----
        Other income                               $115.0     $102.6     $95.9
        Other operating and general expenses         71.7       64.9      65.6
        Interest charges on borrowed money            2.6        2.3       2.6
        Minority interest expense, net                1.2        3.9       1.9

      Other income includes net pretax gains on the sale of real estate assets of $31.0 million in 2002, $27.2 million in 2001 and $12.4 million in 2000.

OTHER INCOME

      2002 COMPARED TO 2001 Other income increased $38.7 million (18%) in 2002 due primarily to higher income from real estate operations (including the effect of property sales and a hotel acquired in May 2002), increased fees earned by the Specialty group's new warranty business and higher fee income in certain other specialty insurance operations.

      2001 COMPARED TO 2000 Other income declined in 2001 compared to 2000 due primarily to the absence of income from the sale of lease rights, lease residuals and other operating assets.

ANNUITY BENEFITS For GAAP financial reporting purposes, annuity receipts are accounted for as interest-bearing deposits ("annuity benefits accumulated") rather than as revenues. Under these contracts, policyholders' funds are credited with interest on a tax-deferred basis until withdrawn by the policyholder. Annuity benefits reflect amounts accrued on annuity policyholders' funds accumulated. The rate at which GAFRI credits interest on most of its annuity policyholders' funds is subject to change based on management's judgment of market conditions. Historically, management has been able to react to changes in market interest rates and maintain a desired interest rate spread. The recent interest rate environment has resulted in spread compression which could continue at least through 2003. In 2000, annuity benefits also includes a second quarter charge of $14.2 million related to the settlement of a policyholder class action lawsuit.

      On its deferred annuities (annuities in the accumulation phase), GAFRI generally credits interest to policyholders' accounts at their current stated "surrender" interest rates. Furthermore, for "two-tier" deferred annuities (annuities under which a higher interest amount can be earned if a policy is annuitized rather than surrendered), GAFRI accrues an additional liability to provide for expected deaths and annuitizations. Changes in crediting rates, actual surrender, death and annuitization experience or modifications in actuarial assumptions can affect this accrual. In 2002, this accrual was reduced by approximately $2 million due to decreases in crediting rates on certain fixed annuity products, partially offset by a modification in projected investment yields. Significant changes in projected investment yields could result in additional benefits or charges to earnings.

ANNUITY AND LIFE ACQUISITION EXPENSES Annuity and life acquisition expenses include amortization of annuity and life, accident and health deferred policy acquisition costs ("DPAC") as well as a portion of commissions on sales of insurance products. Annuity and life acquisition expenses also include amortization of the present value of future profits of businesses acquired.

      2002 COMPARED TO 2001 The increase in annuity and life acquisition expenses in 2002 compared to 2001 reflects (i) a writeoff of DPAC; (ii) the amortization costs associated with GAFRI's purchase of MNL in June 2002 and
(iii) higher commission expense due to GAFRI's growth in premiums. Included in 2002 and 2001 were DPAC writeoffs related to variable annuities of $13.5 million and $3.0 million, respectively, resulting from the actual performance of the equity markets and a reduction of assumed future returns. Poor performance in the equity markets could lead to additional DPAC writeoffs or a charge to earnings in order to accrue for guaranteed minimum death benefits included in the variable products. (See "Proposed Accounting Standard"). Included in 2002 is a DPAC writeoff of $4 million related primarily to adverse mortality in GAFRI's life operations. Partially offsetting the DPAC writeoffs in 2002 was a reduction of approximately $7 million in DPAC amortization on fixed annuities relating to decreases in crediting rates on certain fixed annuity products. Continued adverse mortality could lead to additional DPAC writeoffs. Significant changes in projected investment yields could result in additional benefits or charges to earnings.

      2001 COMPARED TO 2000 The increase in annuity and life acquisition expenses resulted primarily from (i) increased lapses and increased sales of traditional life insurance and (ii) the effect of the equity markets on variable annuity DPAC.

INTEREST ON BORROWED MONEY Changes in interest expense result from fluctuations in market rates as well as changes in borrowings. AFC has generally financed its borrowings on a long-term basis which has resulted in higher current costs.

      2002 COMPARED TO 2001 Interest expense decreased significantly in 2002 as lower average rates on AFC's variable rate debt (including AFC's payable to AFG) more than offset the effect of higher average indebtedness and higher average payable to reinsurers balances.

      2001 COMPARED TO 2000 Interest expense decreased in 2001 as lower average interest rates on AFC's variable rate debt and lower average subsidiary indebtedness more than offset higher average borrowings under the AFC bank line.

OTHER OPERATING AND GENERAL EXPENSES

      2002 COMPARED TO 2001 Other operating and general expenses for 2001 include goodwill amortization of $13.8 million. Under SFAS No. 142, which was implemented January 1, 2002, goodwill is no longer amortized. Excluding 2001 goodwill amortization, other operating and general expenses increased $36.0 million (10%) in 2002. Expenses of the Specialty group's new warranty business, higher expenses in real estate operations (due primarily to the acquisition of a new hotel in May 2002) and higher expenses related to growth in certain other Specialty operations were partially offset by lower charges for environmental reserves related to former operations and lower IT-related expenses.

      2001 COMPARED TO 2000 Excluding the 2000 litigation charges discussed below, other operating and general expenses increased $12.0 million (3%) due primarily to a $14.8 million increase in environmental reserves related to former operations.

      Other operating and general expenses for 2000 include second quarter charges of $18.3 million related to an agreement to settle a lawsuit against a GAFRI subsidiary and $8.8 million for an adverse California Supreme Court ruling against an AFC property and casualty subsidiary.

INCOME TAXES The 2002 provision for income taxes includes $31 million in tax benefits for the reduction of previously accrued amounts due to the resolution of certain tax matters. See Note J to the Financial Statements for an analysis of items affecting AFC's effective tax rate.

INVESTEE CORPORATIONS

      START-UP MANUFACTURING BUSINESSES AFC's pretax operating earnings for 2000 include losses of $6.7 million from two start-up manufacturing businesses acquired in 2000 from their former owners. AFC sold the equity interests in these businesses in the fourth quarter of 2000 for a nominal cash consideration plus warrants to repurchase a significant ownership interest. Due to the absence of significant financial investment by the buyers relative to the amount of loans ($61.5 million at December 31, 2000) owed to AFC subsidiaries, AFC retained the financial risk in these businesses and continued accounting for their operations under the equity method as investees.

      Beginning in the fourth quarter of 2000, AFC's equity in the results of operations of these businesses is included in investee earnings. In 2002, 2001 and 2000, equity in net losses of investee corporations includes $9.0 million, $16.6 million and $4.1 million, respectively, in losses of these businesses.

      Investee losses in 2001 include litigation judgments of $4.7 million against one of these companies. In December 2002, this company sold its fixed assets, ceased operations and transferred approximately $30 million in cash and other assets to AFC. The amount transferred approximated AFC's carrying value of loans to this business. Amounts included in equity in net losses of investee corporations for this business were $5.4 million in 2002, $13.7 million in 2001 and $3.1 million in 2000.

      CHIQUITA Equity in net losses of investee corporations for 2000 includes AFC's proportionate share of the results of Chiquita Brands International. Chiquita reported net losses attributable to common shareholders of $112 million in 2000.

      Equity in net losses of investees for 2000 includes a $95.7 million pretax charge to writedown AFC's investment in Chiquita to a market value of approximately $1 per share. In 2001, AFC suspended accounting for Chiquita under the equity method due to Chiquita's pending restructuring. In March 2002, Chiquita completed its reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result of the restructuring, AFC's ownership percentage of Chiquita was reduced to less than one-half of 1%.

CUMULATIVE EFFECT OF ACCOUNTING CHANGES Effective January 1, 2002, AFC implemented Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", under which goodwill is no longer amortized, but is subject to an impairment test at least annually. The initial impairment testing resulted in a charge of $40.4 million (net of minority interest and taxes) for the cumulative effect of a change in accounting principle.

      In 2001, the cumulative effect of accounting change represents the implementation of a new accounting standard (EITF 99-20) which resulted in a writedown of $10.0 million (net of minority interest and taxes) of the carrying value of certain collateralized debt obligations as of April 1, 2001.

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

RECENT ACCOUNTING STANDARDS The following accounting standards have been or may be implemented by AFC. The implementation of these standards is discussed under various subheadings of Note A to the Financial Statements; effects of each are shown in the relevant Notes.

   Accounting
   Standard    Subject of Standard (Year Implemented)    Reference
   ----------  --------------------------------------    ---------
   SFAS #133   Derivatives (2000)                        "Derivatives"
   EITF 99-20  Asset-backed Securities (2001)            "Investments"
   SFAS #141   Business Combinations (2001)              "Business Combinations"
   SFAS #142   Goodwill and Other Intangibles (2002)     "Goodwill"

      Other standards issued in recent years did not apply to AFC or had only negligible effects on AFC.

      In January 2003, the Financial Accounting Standards Board issued Interpretation No.46, Consolidation of Variable Interest Entities ("FIN 46"). This interpretation will require companies to consolidate entities without sufficient equity based on ownership of expected gains and losses. FIN 46 is effective immediately to variable interest entities acquired after January 31, 2003. For entities acquired before that date, the guidance becomes effective for periods beginning after June 15, 2003.

      AFC is currently assessing the application of FIN 46 as it relates to its investments in two collateralized debt obligations ("CDOs"), for which AFC also acts as investment manager. Under the CDOs, securities were issued in various senior and subordinate classes and the proceeds were invested primarily in bank loans, and to a lesser extent, high yield bonds, all of which serve as collateral for the securities issued by the CDOs. None of the collateral was purchased from AFC. The market value of the collateral at December 31, 2002 was approximately $800 million.

      AFC's investments in the two CDOs are subordinate to the senior classes (approximately 92% of the total securities) issued by the CDOs. To the extent there are defaults and unrecoverable losses on the underlying collateral resulting in reduced cash flows, AFC's class would bear losses first. Holders of the CDO debt securities have no recourse against AFC for the liabilities of the CDOs; accordingly, AFC's exposure to loss on these investments is limited to its investment. AFC's investments in the CDOs are carried at estimated market value of $13.7 million at December 31, 2002 and are included in fixed maturities in AFC's balance sheet.

PROPOSED ACCOUNTING STANDARD GAFRI's variable annuity contracts contain a guaranteed minimum death benefit ("GMDB") (which may exceed the value of the policyholder's account) to be paid if the annuityholder dies before the annuity payout period commences. At December 31, 2002, the aggregate GMDB values (assuming every policyholder died on that date) exceeded the market value of the underlying variable annuities by $233 million. Industry practice varies, but GAFRI does not establish GAAP reserves for this mortality risk. If a proposed accounting standard becomes effective, GAFRI would be required to record a liability for the present value of expected GMDB payments. Initial recognition of a GAAP liability (estimated to be less than 4% of the difference between the underlying market value of the variable annuities and GMDB value) would be accounted for as the cumulative effect of a change in accounting principles. Death benefits paid in excess of the variable annuity account balance were $1.1 million in 2002.

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


                                     ITEM 8

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   -------------------------------------------

                                                                 Page

Report of Independent Auditors                                    F-1

Consolidated Balance Sheet:
    December 31, 2002 and 2001                                    F-2

Consolidated Statement of Operations:
    Years ended December 31, 2002, 2001, and 2000                 F-3

Consolidated Statement of Changes in Shareholders' Equity
    Years ended December 31, 2002, 2001, and 2000                 F-4

Consolidated Statement of Cash Flows:
    Years ended December 31, 2002, 2001, and 2000                 F-5

Notes to Consolidated Financial Statements                        F-6


"Selected Quarterly Financial Data" has been included in Note M to the Consolidated Financial Statements.

Please refer to "Forward-Looking Statements" following the Index in front of this Form 10-K.


--------------------------------------------------------------------------------

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


       ITEM 10    Directors and Executive Officers of the Registrant
                  --------------------------------------------------


       ITEM 11    Executive Compensation
                  ----------------------

       ITEM 12    Security Ownership of Certain Beneficial Owners and Management
                  --------------------------------------------------------------
                  and Related Stockholder Matters
                  -------------------------------


       ITEM 13    Certain Relationships and Related Transactions
                   ----------------------------------------------

                                     ITEM 14

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

                         REPORT OF INDEPENDENT AUDITORS


BOARD OF DIRECTORS
AMERICAN FINANCIAL CORPORATION

We have audited the accompanying consolidated balance sheet of American Financial Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Financial Corporation and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Notes A and E to the consolidated financial statements, in 2002, the Company implemented Statement of Financial Accounting Standards No. 142, which required a change in the method of accounting for goodwill.




                                          ERNST & YOUNG LLP


Cincinnati, Ohio
February 19, 2003

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Dollars In Thousands)

                                                                    December 31,
                                                            ---------------------------
                                                                   2002            2001
                                                                   ----            ----

ASSETS:
 Cash and short-term investments                            $   870,797     $   543,644
 Investments:
  Fixed maturities - at market
   (amortized cost - $11,549,710 and $10,593,205)            12,006,910      10,748,605
  Other stocks - at market
   (cost - $173,933 and $187,810)                               299,133         313,710
  Policy loans                                                  214,852         211,288
  Real estate and other investments                             257,731         262,801
                                                            -----------     -----------
      Total investments                                      12,778,626      11,536,404
 Recoverables from reinsurers and prepaid
  reinsurance premiums                                        2,866,780       2,286,509
 Agents' balances and premiums receivable                       708,327         666,171
 Deferred acquisition costs                                     842,070         818,323
 Other receivables                                              306,904         254,137
 Variable annuity assets (separate accounts)                    455,142         529,590
 Prepaid expenses, deferred charges and other assets            425,127         451,362
 Goodwill                                                       248,683         312,134
                                                            -----------     -----------

                                                            $19,502,456     $17,398,274
                                                            ===========     ===========

LIABILITIES AND CAPITAL:
 Unpaid losses and loss adjustment expenses                 $ 5,203,831     $ 4,777,580
 Unearned premiums                                            1,847,924       1,640,955
 Annuity benefits accumulated                                 6,453,881       5,832,120
 Life, accident and health reserves                             902,393         638,522
 Payable to reinsurers                                          508,718         296,462
 Payable to American Financial Group, Inc.                      310,010         356,689
 Long-term debt:
  Holding companies                                             267,512         228,252
  Subsidiaries                                                  296,771         270,752
 Variable annuity liabilities (separate accounts)               455,142         529,590
 Accounts payable, accrued expenses and other
  liabilities                                                 1,032,079         888,684
                                                            -----------     -----------
      Total liabilities                                      17,278,261      15,459,606

 Minority interest                                              494,472         460,737

 Shareholders' Equity:
  Preferred Stock - at liquidation value                         72,154          72,154
  Common Stock, no par value
    - 20,000,000 shares authorized
    - 10,593,000 shares outstanding                               9,625           9,625
  Capital surplus                                               987,539         984,125
  Retained earnings                                             343,705         255,127
  Unrealized gain on marketable securities, net                 316,700         156,900
                                                            -----------     -----------
      Total shareholders' equity                              1,729,723       1,477,931
                                                            -----------     -----------

                                                            $19,502,456     $17,398,274
                                                            ===========     ===========


See notes to consolidated financial statements.

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (In Thousands)

                                                             Year ended December 31,
                                                  ---------------------------------------------
                                                        2002             2001              2000
                                                        ----             ----              ----
INCOME:
  Property and casualty insurance premiums        $2,402,600       $2,593,938        $2,494,892
  Life, accident and health premiums                 305,647          280,122           230,441
  Investment income                                  867,618          859,484           837,361
  Realized gains (losses) on:
    Securities                                       (78,935)         (24,140)          (26,581)
    Subsidiaries                                     (10,769)             170             4,032
    Other investments                                   -                -               27,230
  Other income                                       258,560          219,891           252,735
                                                  ----------       ----------        ----------
                                                   3,744,721        3,929,465         3,820,110

COSTS AND EXPENSES:
  Property and casualty insurance:
    Losses and loss adjustment expenses            1,814,699        2,080,057         1,961,538
    Commissions and other underwriting expenses      614,225          741,396           735,241
  Annuity benefits                                   300,966          294,654           293,171
  Life, accident and health benefits                 245,271          213,022           175,174
  Annuity and life acquisition expenses              114,507           79,297            62,259
  Interest charges on borrowed money                  47,459           60,556            67,310
  Other operating and general expenses               412,338          390,102           405,158
                                                  ----------       ----------        ----------
                                                   3,549,465        3,859,084         3,699,851
                                                  ----------       ----------        ----------
Operating earnings before income taxes               195,256           70,381           120,259
Provision for income taxes                            23,996           15,287            32,812
                                                  ----------       ----------        ----------

Net operating earnings                               171,260           55,094            87,447

Minority interest expense, net of tax                (27,560)         (25,954)          (18,051)
Equity in net losses of investees, net of tax         (8,990)         (16,550)          (92,449)
                                                  ----------       ----------        ----------
Earnings (loss) before cumulative effect of
  accounting changes                                 134,710           12,590           (23,053)
Cumulative effect of accounting changes              (40,360)         (10,040)           (9,072)
                                                  ----------       ----------        ----------

NET EARNINGS (LOSS)                               $   94,350       $    2,550       ($   32,125)
                                                  ==========       ==========        ==========


See notes to consolidated financial statements.

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars In Thousands)

                                                           Common Stock                     Unrealized
                                           Preferred        And Capital       Retained     Gain (Loss)
                                               Stock            Surplus       Earnings   on Securities             Total
                                           ---------       ------------       --------   -------------        ----------
BALANCE AT DECEMBER 31, 1999                 $72,154           $970,407       $296,246     ($ 14,700)         $1,324,107


Net loss                                        -                  -          ( 32,125)         -                (32,125)
Change in unrealized                            -                  -              -          153,900             153,900
                                                                                                              ----------
  Comprehensive income                                                                                           121,775

Dividends on Preferred Stock                    -                  -            (5,772)         -                 (5,772)
Capital Contribution from parent                -                12,267           -             -                 12,267
Other                                           -                 1,739           -             -                  1,739
                                             -------           --------       --------      --------          ----------
BALANCE AT DECEMBER 31, 2000                 $72,154           $984,413       $258,349      $139,200          $1,454,116
                                             =======           ========       ========      ========          ==========


Net earnings                                 $  -              $   -          $  2,550      $   -             $    2,550
Change in unrealized                            -                  -              -           17,700              17,700
                                                                                                              ----------
  Comprehensive income                                                                                            20,250

Dividends on Preferred Stock                    -                  -            (5,772)         -                 (5,772)
Capital Contribution from parent                -                12,267           -             -                 12,267
Other                                           -                (2,930)          -             -                 (2,930)
                                             -------           --------       --------      --------          ----------
BALANCE AT DECEMBER 31, 2001                 $72,154           $993,750       $255,127      $156,900          $1,477,931
                                             =======           ========       ========      ========          ==========


Net earnings                                 $  -              $   -          $ 94,350      $   -             $   94,350
Change in unrealized                            -                  -              -          159,800             159,800
                                                                                                              ----------
  Comprehensive income (loss)                                                                                    254,150

Dividends on Preferred Stock                    -                  -            (5,772)         -                 (5,772)
Capital Contribution from parent                -                 6,133           -             -                  6,133
Other                                           -                (2,719)          -             -                 (2,719)
                                             -------           --------       --------      --------         -----------
BALANCE AT DECEMBER 31, 2002                 $72,154           $997,164       $343,705      $316,700          $1,729,723
                                             =======           ========       ========      ========          ==========

See notes to consolidated financial statements.

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)

                                                                   Year ended December 31,
                                                       --------------------------------------------
                                                             2002             2001             2000
                                                             ----             ----             ----

OPERATING ACTIVITIES:
  Net earnings (loss)                                  $   94,350       $    2,550      ($   32,125)
  Adjustments:
    Cumulative effect of accounting changes                40,360           10,040            9,072
    Equity in net losses of investees                       8,990           16,550           92,449
    Depreciation and amortization                         174,525          125,814           99,867
    Annuity benefits                                      300,966          294,654          293,171
    Realized (gains) losses on investing activities        58,202           (2,604)         (25,173)
    Deferred annuity and life policy acquisition
      costs                                              (170,194)        (137,724)        (146,686)
    Decrease (increase) in reinsurance and
      other receivables                                  (669,790)        (299,802)          74,885
    Decrease (increase) in other assets                    29,545          (20,136)         (70,191)
    Increase in insurance claims and reserves             703,244          546,522          189,587
    Increase in payable to reinsurers                     212,256          154,384           14,270
    Increase (decrease) in other liabilities               45,567            8,193          (34,563)
    Increase (decrease) in minority interest               16,603           18,491             (445)
    Other, net                                             (4,820)          12,904            1,927
                                                       ----------       ----------       ----------
                                                          839,804          729,836          466,045
                                                       ----------       ----------       ----------
INVESTING ACTIVITIES:
  Purchases of and additional investments in:
    Fixed maturity investments                         (6,199,022)      (3,827,768)      (1,635,578)
    Equity securities                                     (16,583)          (9,071)         (45,800)
    Subsidiary                                            (48,447)            -                -
    Real estate, property and equipment                   (53,639)         (90,111)         (88,371)
  Maturities and redemptions of fixed maturity
    investments                                         1,807,482          902,820          689,691
  Sales of:
    Fixed maturity investments                          3,566,812         2,468,492          810,942
    Equity securities                                      23,669            15,814           84,147
    Investees and subsidiaries                               -               40,395           30,694
    Real estate, property and equipment                    22,417            71,002           30,150
  Cash and short-term investments of acquired
    (former) subsidiaries, net                              4,684          (134,237)        (132,163)
  Decrease (increase) in other investments                 14,223            (7,827)           5,637
                                                       ----------        ----------       ----------
                                                         (878,404)         (570,491)        (250,651)
                                                       ----------        ----------       ----------

FINANCING ACTIVITIES:
  Fixed annuity receipts                                  874,470           616,628          496,742
  Annuity surrenders, benefits and withdrawals           (549,919)         (622,474)        (731,856)
  Net transfers from (to) variable annuity assets          20,807              (363)         (50,475)
  Additional long-term borrowings                         224,560           242,613          182,462
  Reductions of long-term debt                           (159,926)         (143,840)        (141,577)
  Borrowings from AFG                                      14,300            17,077          174,500
  Payments to AFG                                         (62,100)         (100,500)        (108,413)
  Repurchases of trust preferred securities                  -              (75,000)          (1,427)
  Capital contributions                                     9,333            18,667           18,667
  Cash dividends paid                                      (5,772)           (5,772)          (5,772)
                                                       ----------        ----------       ----------
                                                          365,753           (52,964)        (167,149)
                                                       ----------        ----------       ----------

NET INCREASE IN CASH AND SHORT-TERM INVESTMENTS           327,153           106,381           48,245

Cash and short-term investments at beginning of
  period                                                  543,644           437,263          389,018
                                                       ----------        ----------       ----------

Cash and short-term investments at end of period       $  870,797        $  543,644       $  437,263
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

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 -------------------------------------------------------------------------------
                                 INDEX TO NOTES

     A.  Accounting Policies                   I.  Shareholders' Equity
     B.  Acquisitions and Sales of             J.  Income Taxes
         Subsidiaries and Investees            K.  Equity in Losses of Investees
     C.  Segments of Operations                L.  Commitments and Contingencies
     D.  Investments                           M.  Quarterly Operating Results
     E.  Goodwill and Other Intangibles        N.  Insurance
     F.  Payable to American Financial Group   O.  Additional Information
     G.  Long-Term Debt                        P.  Subsequent Events
     H.  Minority Interest
     ---------------------------------------------------------------------------

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

      INVESTMENTS All fixed maturity securities are considered "available for sale" and reported at fair value with unrealized gains and losses reported as a separate component of shareholders' equity. Short-term investments are carried at cost; loans receivable are carried primarily at the aggregate unpaid balance. Premiums and discounts on mortgage-backed securities are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations. The most significant determinants of prepayments are the difference between interest rates on the underlying mortgages and current mortgage loan rates and the structure of the security. Other factors affecting prepayments include the size, type and age of underlying mortgages, the geographic location of the mortgaged properties and the credit worthiness of the borrowers. Variations from anticipated prepayments will affect the life and yield of these securities.

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

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

      INVESTMENT IN INVESTEE CORPORATIONS Investments in securities of 20%- to 50%-owned companies are generally carried at cost, adjusted for AFC's proportionate share of their undistributed earnings or losses.

      Due to Chiquita's announced intention to pursue a plan to restructure its public debt, AFC wrote down its investment in Chiquita common stock to market value at December 31, 2000. In 2001, AFC suspended accounting for the investment under the equity method due to the expected restructuring, and reclassified the investment to "Other stocks." In a 2002 reorganization of Chiquita, AFC's ownership was reduced to less than one-half of 1%.

      GOODWILL Goodwill represents the excess of cost of subsidiaries over AFC's equity in their underlying net assets. Through December 31, 2001, goodwill was being amortized over periods of 20 to 40 years. Effective January 1, 2002, AFC implemented Statement of Financial Accounting Standards ("SFAS") No. 142, under which goodwill is no longer amortized but is subject to an impairment test at least annually. As required under SFAS No. 142, AFC completed the transitional test for goodwill impairment (as of January 1, 2002) in the fourth quarter of 2002. The resulting write-down was reported by restating first quarter 2002 results for the cumulative effect of a change in accounting principle.

      INSURANCE As discussed under "Reinsurance" below, unpaid losses and loss adjustment expenses and unearned premiums have not been reduced for reinsurance recoverable.

            REINSURANCE Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. AFC's insurance subsidiaries report as assets (a) the estimated reinsurance recoverable on unpaid losses, including an estimate for losses incurred but not reported, and (b) amounts paid to reinsurers applicable to the unexpired terms of policies in force. Payable to reinsurers includes ceded premiums retained by AFC's insurance subsidiaries under contracts to fund ceded losses as they become due. AFC's insurance subsidiaries also assume reinsurance from other companies. Income on reinsurance assumed is recognized based on reports received from ceding companies.

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

      DPAC related to annuities and universal life insurance products is deferred to the extent deemed recoverable and amortized, with interest, in relation to the present value of expected gross profits on the policies. To the extent that realized gains and losses result in adjustments to the amortization of DPAC related to annuities, such adjustments are reflected as components of realized gains. DPAC related to annuities is also adjusted, net of tax, for the change in amortization that would have been recorded if the unrealized gains (losses) from securities had actually been realized. This adjustment is included in "Unrealized gains (losses) on marketable securities, net" in the shareholders' equity section of the Balance Sheet.

      DPAC related to traditional life and health insurance is amortized over the expected premium paying period of the related policies, in proportion to the ratio of annual premium revenues to total anticipated premium revenues.

            ANNUITY AND LIFE ACQUISITION EXPENSES Annuity and life acquisition expenses on the Statement of Operations consists primarily of amortization of DPAC related to the annuity and life, accident and health businesses. This line item also includes certain marketing and commission costs that are expensed as paid.

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

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

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

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

      BENEFIT PLANS AFC provides retirement benefits to qualified employees of participating companies through the AFG Retirement and Savings Plan, a defined contribution plan. The Company makes all contributions to the retirement fund portion of the Plan and matches a percentage of employee contributions to the savings fund. Employees have been permitted to direct the investment of their contributions to independently managed investment funds, while Company contributions have been invested primarily in securities of AFG and affiliates. Employees may direct the investment of a portion of their vested retirement fund account balances (increasing from 12.5% in July 2002 to 100% in April 2004) from securities of AFG and its affiliates to independently managed investment funds. As of December 31, 2002, the Plan owned 12% of AFG's outstanding common stock. Company contributions are expensed in the year for which they are declared.

      AFC and many of its subsidiaries provide health care and life insurance benefits to eligible retirees. AFC also provides postemployment benefits to former or inactive employees (primarily those on disability) who were not deemed retired under other company plans. The projected future cost of providing these benefits is expensed over the period the employees earn such benefits.

      DERIVATIVES Effective October 1, 2000, AFC implemented SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which established accounting and reporting standards for derivative instruments (including derivative instruments that are embedded in other contracts) and for hedging activities. Prior year financial statements were not restated. SFAS No. 133 generally requires that derivatives (both assets and liabilities) be recognized in the balance sheet at fair value with changes in fair value included in current earnings. The cumulative effect of implementing SFAS No. 133, which resulted from the initial recognition of AFC's derivatives at fair value, was a loss of $9.1 million (net of minority interest and taxes).

      Derivatives are included in AFC's Balance Sheet and consist primarily of investments in common stock warrants (valued at $13.8 million at December 31, 2002; included in other stocks), the equity-based component of certain annuity products (included in annuity benefits accumulated) and related call options (included in other investments) designed to be consistent with the characteristics of the liabilities and used to mitigate the risk embedded in those annuity products.

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

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

B. ACQUISITIONS AND SALES OF SUBSIDIARIES AND INVESTEES See Note P, "Subsequent Events" for information on the 2003 sales of Infinity and the direct-to-consumer auto business.

      NEW JERSEY PRIVATE PASSENGER AUTOMOBILE INSURANCE BUSINESS In September 2002, an AFC subsidiary entered into an agreement under which an unrelated insurer will assume the subsidiary's obligations to renew its private passenger automobile insurance business written in New Jersey. AFC recognized a $10.8 million pretax loss on the transaction. As of September 9, 2002, AFC no longer accepts any new private passenger automobile insurance in that state.

      MANHATTAN NATIONAL LIFE INSURANCE On June 28, 2002, GAFRI acquired Manhattan National Life Insurance Company ("MNL") from Conseco, Inc. for $48.5 million in cash. At December 31, 2002, MNL reinsured 90% of its in force business.

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

      During the fourth quarter of 2000, AFC sold the equity interests to a group of employees for nominal cash consideration plus warrants to repurchase a significant ownership interest. Due to the absence of significant financial investment by the buyers relative to the amount of loans ($61.5 million at December 31, 2000) owed to AFC subsidiaries, the sale was not recognized as a divestiture for accounting purposes and AFC continued accounting for their operations under the equity method as investees. In December 2002, one of the businesses sold substantially all of its assets for $29.5 million, which proceeds and approximately $675,000 in receivables and other assets were transferred to AFC. The amount transferred approximated AFC's carrying value of loans to this

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES business. At December 31, 2001, $41.6 million in assets of this business were included in other assets and $9.8 million in liabilities of this business (after consolidation and elimination of loans from AFC subsidiaries) were included in other liabilities in AFC's consolidated balance sheet.

      Assets of the remaining start-up business ($15.3 million at December 31, 2002, and $15.5 million at December 31, 2001) are included in other assets; liabilities of the business ($2.0 million at December 31, 2002 and 2001, after consolidation and elimination of loans from AFC subsidiaries) are included in other liabilities.

      AFC's equity in the losses of these two companies during 2002, 2001 and the fourth quarter of 2000 was $9.0 million, $16.6 million and $4.1 million, respectively, and is included in investee losses in the Statement of Operations.

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

C. SEGMENTS OF OPERATIONS AFC's property and casualty group has been engaged primarily in specialty commercial insurance and private passenger automobile insurance business. The Specialty group includes a highly diversified group of specialty business units. Some of the more significant areas are inland and ocean marine, California workers' compensation, agricultural-related coverages, executive and professional liability, fidelity and surety bonds, collateral protection, and umbrella and excess coverages. In 2003, AFC sold a substantial portion of its Personal segment; see Note P - "Subsequent Events." The Personal group wrote nonstandard and preferred/standard private passenger auto and other personal insurance coverage. AFC's annuity, life and health business markets primarily retirement products as well as life and supplemental health insurance. AFC's businesses operate throughout the United States. In 2002, 2001, and 2000, AFC derived less than 2% of its revenues from the sale of life and supplemental health products in Puerto Rico and less than 1% of its revenues from the sale of property and casualty insurance in Mexico, Canada, Puerto Rico, Europe and Asia.

      The following tables (in thousands) show AFC's assets, revenues and operating profit (loss) by significant business segment. Operating profit
      (loss) represents total revenues less operating expenses.

                                                                2002            2001             2000
                                                                ----            ----             ----
     ASSETS
     Property and casualty insurance (a)                 $ 9,960,769     $ 8,796,909      $ 8,200,683
     Annuities and life                                    9,349,280       8,370,904        7,934,851
     Other                                                   192,407         230,461          247,942
                                                         -----------     -----------      -----------
                                                          19,502,456      17,398,274       16,383,476
     Investment in investees                                  -               -                23,996
                                                         -----------     -----------      -----------
                                                         $19,502,456     $17,398,274      $16,407,472
                                                         ===========     ===========      ===========
     REVENUES (b)
     Property and casualty insurance:
       Premiums earned:
         Specialty                                       $ 1,497,088     $ 1,409,497      $ 1,223,435
         Personal                                            905,246       1,182,651        1,270,328
         Other lines (c)                                         266           1,790            1,129
                                                         -----------     -----------      -----------
                                                           2,402,600       2,593,938        2,494,892
       Investment and other income                           410,947         458,410          450,537
                                                         -----------     -----------      -----------
                                                           2,813,547       3,052,348        2,945,429
     Annuities and life (d)                                  897,365         855,733          823,586
     Other                                                    33,809          21,384           51,095
                                                         -----------     -----------      -----------
                                                         $ 3,744,721     $ 3,929,465      $ 3,820,110
                                                         ===========     ===========      ===========

     OPERATING PROFIT (LOSS)
     Property and casualty insurance:
       Underwriting:
         Specialty                                       $    24,544    ($    23,274)    ($    94,857)
         Personal                                              1,339         (93,254)        (108,372)
         Other lines (c)(e)                                  (52,207)       (110,987)           1,342
                                                         -----------     -----------      -----------
                                                             (26,324)       (227,515)        (201,887)
       Investment and other income                           211,424         296,725          289,549
                                                         -----------     -----------      -----------
                                                             185,100          69,210           87,662
     Annuities and life                                       61,553         100,864           96,211
     Other (f)                                               (51,397)        (99,693)         (63,614)
                                                         -----------     -----------      -----------
                                                         $   195,256     $    70,381      $   120,259
                                                         ===========     ===========      ===========

     (a)  Not allocable to segments.
     (b) Revenues include sales of products and services as well as other income earned by the respective segments.
     (c) Represents development of lines in "run-off"; AFC has ceased underwriting new business in these operations.
     (d)  Represents primarily investment income.
     (e) Includes a special charge of $100 million in 2001 related to asbestos and other environmental matters ("A&E").
     (f)  Includes holding company expenses.

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

D. INVESTMENTS Fixed maturities and other stocks at December 31 consisted of the following (in millions):

                                                       2002                                             2001
                                    -------------------------------------------      -------------------------------------------
                                    Amortized      Market     Gross  Unrealized      Amortized     Market      Gross  Unrealized
                                                              -----------------                                -----------------
                                         Cost       Value      Gains     Losses           Cost      Value       Gains     Losses
                                    ---------       -----      -----     ------      ---------     ------      ------     ------
     Fixed Maturities:
       United States Government
        and government agencies
        and authorities             $ 1,353.6   $ 1,402.0     $ 49.5    ($  1.1)    $ 1,000.1   $ 1,017.8     $ 21.7    ($  4.0)
       States, municipalities and
        political subdivisions          584.4       615.2       36.4       (5.6)        405.6       414.9       16.2       (6.9)
       Foreign government               163.3       169.9        6.6         -          105.5       108.8        3.5        (.2)
       Public utilities               1,038.9     1,058.3       43.4      (24.0)        772.0       778.8       14.4       (7.6)
       Mortgage-backed securities     3,106.6     3,232.1      134.6       (9.1)      2,632.9     2,702.5       89.5      (19.9)
       All other corporate            5,241.8     5,462.7      312.0      (91.1)      5,616.6     5,673.5      160.2     (103.3)
       Redeemable preferred stocks       61.1        66.7        7.8       (2.2)         60.5        52.3         .8       (9.0)
                                    ---------   ---------     ------     ------     ---------   ---------     ------     ------


                                    $11,549.7   $12,006.9     $590.3    ($133.1)    $10,593.2   $10,748.6     $306.3    ($150.9)
                                    =========   =========     ======     ======     =========   =========     ======     ======


     Other stocks                   $   173.9   $   299.1     $129.9    ($  4.7)    $   187.8   $   313.7     $135.7    ($  9.8)
                                    =========   =========     ======     ======     =========   =========     ======     ======

      The table below sets forth the scheduled maturities of fixed maturities based on market value as of December 31, 2002. Asset-backed securities and other securities with sinking funds are reported at average maturity. Data based on amortized cost is generally the same. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers. Mortgage-backed securities had an average life of approximately five years at December 31, 2002.

                 Maturity
               ----------------
               One year or less                              6%
               After one year through five years            23
               After five years through ten years           33
               After ten years                              11
                                                           ---
                                                            73
               Mortgage-backed securities                   27
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

      The only investment which exceeds 10% of Shareholders' Equity is an equity investment in Provident Financial Group, Inc., having a market value of $189 million and $191 million at December 31, 2002 and 2001, respectively.

      Realized gains (losses) and changes in unrealized appreciation (depreciation) on fixed maturity and equity security investments are summarized as follows (in thousands):

                                             Fixed         Equity           Tax
                                        Maturities     Securities       Effects           Total
                                        ----------     ----------     ---------       ---------
         2002
         ----
         Realized                        ($ 61,081)      ($17,854)     $ 27,582       ($ 51,353)
         Change in Unrealized              301,800           (700)     (103,800)        197,300

         2001
         ----
         Realized                          (15,315)        (8,825)        8,451         (15,689)
         Change in Unrealized              139,000        (84,500)      (19,200)         35,300

         2000
         ----
         Realized                          (24,186)        (2,395)        9,303         (17,278)
         Change in Unrealized              255,200         29,900       (98,200)        186,900



                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

      Gross gains and losses on fixed maturity investment transactions included in the Statement of Cash Flows consisted of the following (in millions):

                                        2002         2001         2000
                                        ----         ----         ----

                  Gross Gains         $155.4       $108.9        $15.9
                  Gross Losses       ($216.5)     ($124.2)      ($40.1)

E. GOODWILL AND OTHER INTANGIBLES Effective January 1, 2002, goodwill is no longer amortized but is subject to annual impairment testing under a two step process. Under the first step, an entity's net assets are classified by reporting units and compared to their fair value. Fair value was estimated based primarily on the present value of expected future cash flows. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. In the second quarter of 2002, AFC completed the first step of its transitional impairment test and identified potential impairment of goodwill in its annuities and life insurance segment and the personal lines segment of its property and casualty insurance business. The second step of the impairment test, measuring the amount of impairment loss, was completed in the fourth quarter with a resulting $40.4 million impairment charge reported by restating first quarter 2002 results for the cumulative effect of a change in accounting principle. The impairment charge for the annuities and life insurance segment was related to a decrease in estimated future earnings based upon lower forecasted new business sales over the next few years. The impairment charge for the personal lines segment related primarily to planned future reductions in new business volume written through the direct channel.

      If the goodwill amortization of $13.8 million and $16.5 million in the years 2001 and 2000, respectively, had not been expensed, net earnings
      (loss) for the periods would have been earnings of $16.3 million and a loss of $15.6 million.

      Changes in the carrying value of goodwill during 2002, by reporting segment, are presented in the following table (in thousands):

                                          Property and Casualty           Annuities
                                        --------------------------
                                        Specialty         Personal         and Life            Total
                                        ---------         --------        ---------            -----
     Balance December 31, 2001           $154,339         $117,391          $40,404         $312,134
     Goodwill from acquisitions              -                 -              1,461            1,461
     Transitional impairment charge          -             (39,600)         (21,184)         (60,784)
     Other                                 (4,128)            -                -              (4,128)
                                         --------         --------          -------         --------
     Balance December 31, 2002           $150,211         $ 77,791          $20,681         $248,683
                                         ========         ========          =======         ========

      Included in deferred acquisition costs in AFC's Balance Sheet are $66.8 million and $71.2 million at December 31, 2002 and 2001, respectively, representing the present value of future profits ("PVFP") related to acquisitions by AFC's annuity and life business. The PVFP amounts are net of $57.3 million and $45.5 million of accumulated amortization. Amortization of the PVFP was $11.8 million in 2002, $9.2 million in 2001 and $10.7 million in 2000. During each of the next five years, the PVFP is expected to decrease at a rate of approximately 13% of the balance at the beginning of each respective year.

F. PAYABLE TO AMERICAN FINANCIAL GROUP AFC has a reciprocal Master Credit Agreement with various AFG holding companies under which these companies make funds available to each other for general corporate purposes. Amounts borrowed under the agreement bear interest at 1% over LIBOR.

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

G.   LONG-TERM DEBT  Long-term debt consisted of the following at
     December 31, (in thousands):
                                                         2002          2001
                                                         ----          ----
     HOLDING COMPANIES:
       AFC notes payable under bank line             $248,000      $203,000
       American Premier Underwriters, Inc. ("APU")
         10-7/8% Subordinated Notes due May 2011,
         including premium of $777 and $836
         (imputed rate - 9.6%)                         11,498        11,557
       Other                                            8,014        13,695
                                                     --------      --------
                                                     $267,512      $228,252
                                                     ========      ========
     SUBSIDIARIES:
       GAFRI 6-7/8% Senior Notes due June 2008       $100,000      $100,000
       GAFRI notes payable under bank line            148,600       121,100
       Notes payable secured by real estate            35,610        36,253
       Other                                           12,561        13,399
                                                     --------      --------
                                                     $296,771      $270,752
                                                     ========      ========

      At December 31, 2002, sinking fund and other scheduled principal payments on debt for the subsequent five years were as follows (in millions):

                          Holding
                        Companies      Subsidiaries           Total
                        ---------      ------------          ------
           2003            $ 78.0            $  2.1          $ 80.1
           2004                -              150.8           150.8
           2005             170.0              11.3           181.3
           2006                -               19.6            19.6
           2007               5.1                .2             5.3

      In November 2002, AFC replaced its $300 million bank credit line with a new bank credit agreement. Currently, AFC may borrow up to $280 million under the new agreement; the line may be expanded to $300 million through the end of 2003. The new line consists of two facilities: a 364-day revolving facility, extendable annually, for one-third of the total line and a three-year revolving facility for the remaining two-thirds. Amounts borrowed bear interest at rates ranging from 1.25% to 2.25% over LIBOR based on AFG's credit rating. In addition, GAFRI has an unsecured credit agreement under which it can borrow up to $155 million at floating rates based on prime or Eurodollar rates through December 2004.

      Cash interest payments of $32 million, $50 million and $58 million were made on long-term debt in 2002, 2001 and 2000, respectively. Interest expense in the Statement of Operations includes interest credited on funds held by AFC's insurance subsidiaries under reinsurance contracts and other similar agreements as follows: 2002 - $11.7 million; 2001 - $7.1 million; and 2000 - $9.5 million.

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

H. MINORITY INTEREST Minority interest in AFC's balance sheet is comprised of the following (in thousands):

                                                               2002        2001
                                                               ----        ----
          Interest of AFG (parent) and noncontrolling
            shareholders in subsidiaries' common stock $351,559 $317,824 Preferred securities issued by
            subsidiary trusts                               142,913     142,913
                                                           --------    --------

                                                           $494,472    $460,737
                                                           ========    ========

      SUBSIDIARY PREFERRED SECURITIES Wholly-owned subsidiary trusts of GAFRI have issued preferred securities and, in turn, purchased a like amount of subordinated debt which provides interest and principal payments to fund the respective trusts' obligations. The preferred securities must be redeemed upon maturity or redemption of the subordinated debt. GAFRI effectively provides unconditional guarantees of its trusts' obligations.

      The preferred securities consisted of the following (in thousands):

          Date of                                                            Optional
          Issuance         Issue (Maturity Date)          2002       2001    Redemption Dates
          -------------    ------------------------       ----       ----    --------------------
          November 1996    GAFRI 9-1/4% TOPrS (2026)   $72,913    $72,913    Currently redeemable
          March 1997       GAFRI 8-7/8% Pfd   (2027)    70,000     70,000    On or after 3/1/2007

      MINORITY INTEREST EXPENSE Minority interest expense is comprised of (in thousands):

                                                       2002       2001      2000
                                                       ----       ----      ----
      Interest of AFG (parent) and noncontrolling
        shareholders in earnings of subsidiaries $19,136 $14,879 $ 6,092 Accrued distributions by subsidiaries
        on preferred securities, net of tax           8,424     11,075    11,959
                                                    -------    -------   -------

                                                    $27,560    $25,954   $18,051
                                                    =======    =======   =======

I. SHAREHOLDERS' EQUITY At December 31, 2002, and 2001, American Financial Group beneficially owned all of the outstanding shares of AFC's Common Stock.

      PREFERRED STOCK Under provisions of both the Nonvoting (4.0 million shares authorized) and Voting (4.0 million shares authorized) Cumulative Preferred Stock, the Board of Directors may divide the authorized stock into series and set specific terms and conditions of each series. At December 31, 2002 and 2001, the outstanding voting shares of AFC's Preferred Stock consisted of the following:

           SERIES J, no par value; $25.00 liquidating value per share; annual dividends per share $2.00; redeemable at AFC's option at $25.75 per share beginning December 2005 declining to $25.00 at December 2007 and thereafter; 2,886,161 shares (stated value $72.2 million) outstanding at December 31, 2002 and 2001.

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

      UNREALIZED GAIN (LOSS) ON MARKETABLE SECURITIES, NET The change in unrealized gain (loss) on marketable securities included the following (in millions):

                                                                       Tax       Minority
                                                     Pretax        Effects       Interest            Net
                                                     ------        -------       --------           -----
                        2002
     ------------------------------------------
     Unrealized holding gains on
       securities arising during the period          $195.2         ($66.4)        ($15.5)         $113.3
     Realized losses included in net income            78.9          (27.7)          (4.7)           46.5
                                                     ------          -----          -----          ------
     Change in unrealized gain on marketable
       securities, net                               $274.1         ($94.1)        ($20.2)         $159.8
                                                     ======          =====          =====          ======

                        2001
     ------------------------------------------
     Unrealized holding gains (losses) on
       securities arising during the period          $  0.8         ($ 0.3)        ($ 5.0)        ($  4.5)
     Adoption of EITF 99-20                            16.9           (6.0)          (0.9)           10.0
     Realized losses included in net income and
       unrealized gains of subsidiary sold             23.6           (8.3)          (3.1)           12.2
                                                     ------          -----          -----          ------
     Change in unrealized gain on marketable
       securities, net                               $ 41.3         ($14.6)        ($ 9.0)         $ 17.7
                                                     ======          =====          =====          ======

                        2000
     ------------------------------------------
     Unrealized holding gains on
       securities arising during the period          $221.1         ($75.8)        ($18.8)         $126.5
     Adoption of SFAS No. 133                          15.0           (5.3)           -               9.7
     Realized gains included in net income and
       unrealized losses of subsidiary sold            31.3          (10.9)          (2.7)           17.7
                                                     ------          -----          -----          ------
     Change in unrealized gain on marketable
       securities, net                               $267.4         ($92.0)        ($21.5)         $153.9
                                                     ======          =====          =====          ======

J. INCOME TAXES The following is a reconciliation of income taxes at the statutory rate of 35% and income taxes as shown in the Statement of Operations (in thousands):

                                                         2002           2001            2000
                                                         ----           ----            ----
        Earnings (loss) before income taxes:
          Operating                                  $195,256        $70,381        $120,259
          Minority interest expense                   (32,096)       (31,917)        (24,491)
          Equity in net losses of investees           (13,830)       (25,462)       (142,230)
          Accounting changes                          (57,716)       (15,948)        (13,882)
                                                     --------        -------        --------

        Total                                        $ 91,614       ($ 2,946)      ($ 60,344)
                                                     ========        =======        ========

        Income taxes at statutory rate               $ 32,065       ($ 1,031)      ($ 21,120)
        Effect of:
          Adjustment to prior year taxes              (33,192)        (6,317)           -
          Minority interest                             5,602          4,881           2,177
          Effect of foreign operations                 (4,212)        (3,421)            951
          Amortization and writeoff of intangibles      3,711          4,568           5,537
          Losses utilized                              (3,300)        (1,245)         (7,000)
          Dividends received deduction                 (2,313)        (2,317)         (2,378)
          Tax exempt interest                          (1,367)        (1,233)         (1,571)
          Nondeductible meals, etc.                       992          1,381           1,300
          State income taxes                              153            781             298
          Tax credits                                    -            (1,243)         (5,757)
          Other                                          (875)          (300)           (656)
                                                     --------        -------         -------
        Total Provision (Credit)                       (2,736)        (5,496)        (28,219)

        Amounts applicable to:
          Minority interest expense                     4,536          5,963           6,440
          Equity in net losses of investees             4,840          8,912          49,781
          Accounting changes                           17,356          5,908           4,810
                                                     --------        -------        --------
        Provision for income taxes as shown
          on the Statement of Operations             $ 23,996        $15,287        $ 32,812
                                                     ========        =======        ========

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

      Total earnings before income taxes include income subject to tax in foreign jurisdictions of $17.8 million in 2002, $8.3 million in 2001 and $10.6 million in 2000.

      The total income tax provision (credit) consists of (in thousands):

                                          2002         2001         2000
                                          ----         ----         ----

             Current taxes:
               Federal                 $17,535      $44,715      $10,324
               Foreign                   2,293         -           1,106
               State                       236        1,201          459
             Deferred taxes:
               Federal                 (24,492)     (50,679)     (39,588)
               Foreign                   1,692         (733)        (520)
                                       -------      -------      -------

                                      ($ 2,736)    ($ 5,496)    ($28,219)
                                       =======      =======      =======

      For income tax purposes, certain members of the AFC consolidated tax group had the following carryforwards available at December 31, 2002 (in millions):

                                             Expiring            Amount
                                  {         2003 - 2007             $11
             Operating Loss       {         2008 - 2017               -
                                  {         2018 - 2020              89
             Other - Tax Credits                                     11

      Deferred income tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The significant components of deferred tax assets and liabilities included in the Balance Sheet at December 31, were as follows (in millions):

                                                        2002          2001
                                                        ----          ----
           Deferred tax assets:
             Net operating loss carryforwards         $ 35.4        $ 68.3
             Insurance claims and reserves             278.6         268.2
             Other, net                                108.8          96.4
                                                      ------        ------
                                                       422.8         432.9
             Valuation allowance for deferred
               tax assets                              (34.9)        (40.9)
                                                      ------        ------
                                                       387.9         392.0
           Deferred tax liabilities:
             Deferred acquisition costs               (242.6)       (231.5)
             Investment securities                    (188.3)       (109.0)
                                                      ------        ------
                                                      (430.9)       (340.5)
                                                      ------        ------

           Net deferred tax asset (liability)        ($ 43.0)       $ 51.5
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

      Cash payments for income taxes, net of refunds, were $30.0 million, $10.0 million and $24.4 million for 2002, 2001 and 2000, respectively.

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

K. EQUITY IN LOSSES OF INVESTEES In addition to the start-up manufacturing operations discussed in Note B, and prior to Chiquita's March 2002 restructuring, AFC owned 24 million shares (31% as of December 31, 2001) of Chiquita common stock. Chiquita is a leading international marketer, producer and distributor of quality fresh fruits and vegetables and processed foods.

      In January 2001, Chiquita announced a restructuring initiative that included discontinuing all interest and principal payments on its public debt. Due to the expected restructuring, AFC recorded a fourth quarter 2000 pretax charge of $95.7 million to write down its investment in Chiquita to quoted market value at December 31, 2000. In 2001, AFC suspended accounting for the investment under the equity method and reclassified the investment to "Other stocks". In the third quarter of 2001, AFC wrote down its investment in Chiquita by an additional $8 million (to $.67 per share). In March 2002, the court approved Chiquita's plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. Under the plan, over $700 million in principal and accrued interest related to Chiquita's public debt was converted into common equity. As a result of the restructuring, AFC received approximately 171,000 "new" shares (less than one-half of 1%) in the reorganized company plus warrants expiring in 2009 to purchase an additional 2.9 million shares at $19.23 per share. All of the shares and approximately 4% of the warrants have been sold.

      For the year ended December 31, 2000, Chiquita reported net sales of $2.25 billion, operating income of $27 million, a net loss of $95 million, and a net loss attributable to common shares of $112 million.

L. COMMITMENTS AND CONTINGENCIES Loss accruals (included in other liabilities) have been recorded for various environmental and occupational injury and disease claims and other contingencies arising out of the railroad operations disposed of by American Premier's predecessor, Penn Central Transportation Company ("PCTC"), prior to its bankruptcy reorganization in 1978 and certain manufacturing operations disposed of by American Premier.

      At December 31, 2002, American Premier had liabilities for environmental and personal injury claims aggregating $66.4 million. The environmental claims consist of a number of proceedings and claims seeking to impose responsibility for hazardous waste remediation costs related to certain sites formerly owned or operated by the railroad and manufacturing operations. Remediation costs are difficult to estimate for a number of reasons, including the number and financial resources of other potentially responsible parties, the range of costs for remediation alternatives, changing technology and the time period over which these matters develop. The personal injury claims include pending and expected claims, primarily by former employees of PCTC, for injury or disease allegedly caused by exposure to excessive noise, asbestos or other substances in the workplace. In December 2001, American Premier recorded a $12.1 million charge to increase its environmental reserves due to an increase in expected ultimate claim costs. At December 31, 2002, American Premier had $46.4 million of offsetting recovery assets (included in other assets) for such environmental and personal injury claims based upon estimates of probable recoveries from insurance carriers.

      AFC has accrued approximately $7 million at December 31, 2002, for environmental costs and certain other matters associated with the sales of former operations.

      AFC's insurance subsidiaries continue to receive claims related to environmental exposures, asbestos and other mass tort claims. Establishing reserves for these claims is subject to uncertainties that are significantly greater than those presented by other types of claims. The liability for asbestos and environmental reserves at December 31, 2002 and 2001, respectively, was $572 million and $548 million; related recoverables from reinsurers (net of allowances for doubtful accounts) at those dates were $105 million and $101 million, respectively.

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

      While management believes AFC has recorded adequate reserves for the items discussed in this note, the outcome is uncertain and could result in liabilities exceeding amounts AFC has currently recorded. Additional amounts could have a material adverse effect on AFC's future results of operations and financial condition.

M. QUARTERLY OPERATING RESULTS (UNAUDITED) The operations of certain of AFC's business segments are seasonal in nature. While insurance premiums are recognized on a relatively level basis, claim losses related to adverse weather (snow, hail, hurricanes, tornadoes, etc.) may be seasonal. Quarterly results necessarily rely heavily on estimates. These estimates and certain other factors, such as the nature of investees' operations and discretionary sales of assets, cause the quarterly results not to be necessarily indicative of results for longer periods of time.

      The following are quarterly results of consolidated operations for the two years ended December 31, 2002 (in millions, except per share amounts).

                                                    1st          2nd           3rd          4th         Total
                                                Quarter      Quarter       Quarter      Quarter          Year
                                                -------      -------       -------      -------      --------
                        2002
      ---------------------------------------
      Revenues                                   $925.6       $920.1        $935.4       $963.6      $3,744.7
      Earnings before accounting change            46.1         16.4          24.1         48.2         134.8
      Cumulative effect of accounting change      (40.4)         -             -            -           (40.4)
      Net earnings                                  5.7         16.4          24.1         48.2          94.4


                        2001
      ----------------------------------------
      Revenues                                   $973.5       $995.0      $1,016.4       $944.6      $3,929.5
      Earnings (loss) before accounting change     17.0         12.6         (51.9)        34.9          12.6
      Cumulative effect of accounting change        -          (10.0)          -            -           (10.0)
      Net earnings (loss)                          17.0          2.6         (51.9)        34.9           2.6

      Results for 2002 include a $16 million tax benefit in the first quarter and a $15 million tax benefit in the fourth quarter resulting from the reduction of previously accrued amounts due to the resolution of certain tax matters. Fourth quarter 2002 results also include a $30 million charge related to the settlement of asbestos-related litigation.

      The results for 2001 include goodwill amortization of approximately $3.4 million per quarter.

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

      AFC has realized gains (losses) on sales of subsidiaries in recent years (see Note B). Realized gains (losses) on securities, affiliates and other investments amounted to (in millions):

                        1st         2nd        3rd         4th      Total
                    Quarter     Quarter    Quarter     Quarter       Year
                    -------     -------    -------     -------     ------
           2002      ($17.8)     ($47.5)    ($33.9)       $9.5     ($89.7)
           2001        (8.5)      (26.4)       7.0         3.9      (24.0)

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

N. INSURANCE Securities owned by insurance subsidiaries having a carrying value of just over $1 billion at December 31, 2002, were on deposit as required by regulatory authorities.

      INSURANCE RESERVES The liability for losses and loss adjustment expenses for certain long-term scheduled payments under workers' compensation, auto liability and other liability insurance has been discounted at about 8%, an approximation of long-term investment yields. As a result, the total liability for losses and loss adjustment expenses at December 31, 2002, has been reduced by $25 million.

      The following table provides an analysis of changes in the liability for losses and loss adjustment expenses, net of reinsurance (and grossed up), over the past three years on a GAAP basis (in millions). Adverse development recorded in 2002 and 2001 in prior year reserves related primarily to charges for asbestos and certain Specialty lines in run-off.

                                                     2002          2001           2000
                                                     ----          ----           ----

      Balance at beginning of period               $3,253        $3,192         $3,224

      Provision for losses and LAE occurring
        in the current year                         1,664         1,950          2,056
      Net increase (decrease) in provision for
        claims of prior years                         171           163            (60)
                                                   ------        ------         ------
           Total losses and LAE incurred (*)        1,835         2,113          1,996
      Payments for losses and LAE of:
        Current year                                 (594)         (831)          (905)
        Prior years                                (1,094)       (1,036)          (936)
                                                   ------        ------         ------
           Total payments                          (1,688)       (1,867)        (1,841)

      Reserves of businesses sold                    -             (120)          (187)
      Reclass to unearned premiums                   -              (65)          -
                                                   ------        ------         ------

      Balance at end of period                     $3,400        $3,253         $3,192
                                                   ======        ======         ======

      Add back reinsurance recoverables, net
        of allowance                                1,804         1,525          1,324
                                                   ------        ------         ------

      Gross unpaid losses and LAE included
        in the Balance Sheet                       $5,204        $4,778         $4,516
                                                     ======        ======         ======

        (*) Before amortization of deferred gains on retroactive reinsurance of $20 million in 2002, $33 million in 2001 and $34 million in 2000.

      NET INVESTMENT INCOME The following table shows (in millions) investment income earned and investment expenses incurred by AFC's insurance companies.

                                                     2002       2001       2000
                                                     ----       ----       ----
      Insurance group investment income:
        Fixed maturities                           $850.9     $841.0     $815.5
        Equity securities                             9.6        8.1       10.4
        Other                                          .6        1.1        4.3
                                                   ------     ------     ------
                                                    861.1      850.2      830.2
      Insurance group investment expenses (*)       (40.4)     (36.8)     (41.4)
                                                   ------     ------     ------

                                                   $820.7     $813.4     $788.8
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

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

      STATUTORY INFORMATION AFC's insurance subsidiaries are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Net earnings and policyholders' surplus on a statutory basis for the insurance subsidiaries were as follows (in millions):

                                                                  Policyholders'
                                       Net Earnings (Loss)           Surplus
                                       -------------------      ----------------
                                        2002   2001   2000        2002      2001
                                        ----   ----   ----        ----      ----

      Property and casualty companies   $116    $34    $10      $1,742    $1,669
      Life insurance companies           (24)   (25)    40         445       414

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

                                              2002          2001          2000
                                              ----          ----          ----
             Direct premiums written        $4,027        $3,573        $3,365
             Reinsurance assumed                80            94            76
             Reinsurance ceded              (1,693)       (1,114)         (803)
                                            ------        ------        ------

             Net written premiums           $2,414        $2,553 (*)    $2,638
                                            ======        ======        ======

             Direct premiums earned         $3,798        $3,393        $3,306
             Reinsurance assumed                91            92            45
             Reinsurance ceded              (1,486)         (891)         (856)
                                            ------        ------        ------

             Net earned premiums            $2,403        $2,594        $2,495
                                            ======        ======        ======

             Reinsurance recoveries         $1,142        $  773        $  567
                                            ======        ======        ======

             (*) Net of $29.7 million unearned premium transfer related to the sale of the Japanese division.

O. ADDITIONAL INFORMATION Total rental expense for various leases of office space and equipment was $52 million, $53 million and $44 million for 2002, 2001 and 2000, respectively. Sublease rental income related to these leases totaled $612,000 in 2002, $2.4 million in 2001 and $2.5 million in 2000.

      Future minimum rentals, related principally to office space, required under operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 2002, were as follows: 2003 - $57 million; 2004 - $50 million; 2005 - $35 million; 2006 - $26 million;
      2007 - $17 million and $33 million thereafter. In addition, AFC has 99-year land leases (approximately 94 years remaining) at one of its real estate properties. Minimum lease payments under these leases are expected to be approximately $180,000 in 2003 and are adjusted annually for inflation.

      Other operating and general expenses included charges for possible losses on agents' balances, other receivables and other assets in the following amounts: 2002 - $2.7 million; 2001 - $3.5 million; and 2000 - $9.7 million. Losses and loss adjustment expenses included charges for possible losses on reinsurance recoverables of $6.6 million in 2002 and $11 million in 2001. The aggregate allowance for all such losses amounted to approximately $72 million and $67 million at December 31, 2002 and 2001, respectively.

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

                                        Unadjusted                     Adjusted
                                             Asset    Effect of           Asset
                                       (Liability)     SFAS 115     (Liability)
                                       -----------    ---------     -----------
      2002
      ----
      Fixed maturities                   $11,549.7       $457.2       $12,006.9
      Other stocks                           173.9        125.2           299.1
      Deferred acquisition costs             873.1        (31.0)          842.1
      Annuity benefits accumulated        (6,444.7)        (9.2)       (6,453.9)
                                                         ------
        Pretax unrealized                                 542.2

      Deferred taxes                         144.3       (187.3)          (43.0)
      Minority interest                     (456.3)       (38.2)         (494.5)
                                                         ------

        Unrealized gain                                  $316.7
                                                         ======

      2001
      ----
      Fixed maturities                   $10,593.2       $155.4       $10,748.6
      Other stocks                           187.8        125.9           313.7
      Deferred acquisition costs             827.3         (9.0)          818.3
      Annuity benefits accumulated        (5,827.9)        (4.2)       (5,832.1)
                                                         ------
        Pretax unrealized                                 268.1

      Deferred taxes                         144.7        (93.2)           51.5
      Minority interest                     (442.7)       (18.0)         (460.7)
                                                         ------

        Unrealized gain                                  $156.9
                                                         ======

      FAIR VALUE OF FINANCIAL INSTRUMENTS The following table presents (in millions) the carrying value and estimated fair value of AFC's financial instruments at December 31.

                                           2002                           2001
                                   ----------------------        ----------------------
                                    Carrying         Fair        Carrying          Fair
                                       Value        Value           Value         Value
                                    --------      -------        --------       -------
      ASSETS:
      Fixed maturities               $12,007      $12,007         $10,749       $10,749
      Other stocks                       299          299             314           314

      LIABILITIES:
      Annuity benefits
        accumulated                  $ 6,454      $ 6,284         $ 5,832       $ 5,659
      Long-term debt:
        Holding companies                268          268             228           229
        Subsidiaries                     297          287             271           264

      MINORITY INTEREST:
      Trust preferred securities     $   143      $   139         $   143       $   143

      AFC preferred stock                 72           54              72            61

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

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES

      FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK On occasion, AFC and its subsidiaries have entered into financial instrument transactions which may present off-balance-sheet risks of both a credit and market risk nature. These transactions include commitments to fund loans, loan guarantees and commitments to purchase and sell securities or loans. At December 31, 2002, AFC and its subsidiaries had commitments to fund credit facilities and contribute limited partnership capital totaling up to $18 million.

      RESTRICTIONS ON TRANSFER OF FUNDS AND ASSETS OF SUBSIDIARIES Payments of dividends, loans and advances by AFC's subsidiaries are subject to various state laws, federal regulations and debt covenants which limit the amount of dividends, loans and advances that can be paid. Under applicable restrictions, the maximum amount of dividends available to AFC in 2003 from its insurance subsidiaries without seeking regulatory clearance is approximately $24 million. Additional amounts of dividends, loans and advances require regulatory approval.

      BENEFIT PLANS AFC expensed approximately $20 million in 2002, $19 million in 2001 and $22 million in 2000 for its retirement and employee savings plans.

      TRANSACTIONS WITH AFFILIATES AFG purchased a $3.7 million minority interest in a residential homebuilding company from an unrelated party in 1995. At that same time, a brother of AFC's chairman purchased a minority interest in the company for $825,000. In 2000, that brother and another brother of AFC's chairman acquired the remaining shares from the third parties. In addition, GAFRI had extended a line of credit to this company under which the homebuilder could borrow up to $8 million at 13%. At December 31, 2001, $6.4 million was due under the credit line. In September 2002, the homebuilding company was sold to an unrelated party and GAFRI's line of credit was repaid and terminated.

      In 2001, an AFC subsidiary purchased a 29% interest in an aircraft for $1.6 million (fair value as determined by independent third party) from a company owned by a brother of AFC's chairman. The remaining interests in the aircraft are owned by AFC's chairman and his two brothers. Costs of operating the aircraft are being borne proportionately.

      In September 2000, GAFRI's minority ownership in a company engaged in the production of ethanol was repurchased by that company for $7.5 million in cash and $21.9 million liquidation value of non-voting redeemable preferred stock. Following the repurchase, AFC's Chairman beneficially owns 100% of the ethanol company. In December 2000, the ethanol company retired $3 million of the preferred stock at liquidation value plus accrued dividends and issued an $18.9 million subordinated note in exchange for the remaining preferred stock. The subordinated note bears interest at 12-1/4% with scheduled repayments through 2005. During 2002 and 2001, respectively, $1 million and $6 million of this note was repaid. The ethanol company also owes GAFRI $4.0 million under a subordinated note bearing interest at 14%. In addition, Great American has extended a $10 million line of credit to this company; no amounts have been borrowed under the credit line.

P.    SUBSEQUENT EVENTS (UNAUDITED)

      INFINITY PROPERTY AND CASUALTY CORPORATION On December 31, 2002, AFC transferred to Infinity Property and Casualty Corporation ("Infinity", a newly formed subsidiary) the following subsidiaries involved primarily in the issuance of nonstandard auto policies: Atlanta Casualty Company, Infinity Insurance Company, Leader Insurance Company and Windsor Insurance Company. Effective January 1, 2003, Great American Insurance Company, an AFC subsidiary, transferred to Infinity its personal insurance business written through independent agents. In February 2003, AFC sold 61% of Infinity in a public offering. The businesses transferred generated aggregate net written premiums

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES of approximately $690 million, $900 million and $1.2 billion for the years ended December 31, 2002, 2001, and 2000, respectively. AFC expects to realize a pretax loss of about $40 million on the sale in the first quarter of 2003. In addition, a substantial tax benefit related to AFC's book versus tax basis in Infinity stock may be available.

      DIRECT AUTOMOBILE INSURANCE BUSINESS In January 2003, AFC reached an agreement to sell two of its subsidiaries that market automobile insurance directly to customers. The transaction will include the transfer of Great American Insurance's right to renew certain of its personal automobile insurance business written on a direct basis in selected markets. Premiums generated by the businesses being sold were approximately $79 million in 2002. AFC does not expect to report a significant gain or loss on the sale.

                                     PART IV

                                     ITEM 15

         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------


(a) Documents filed as part of this Report:
        1.  Financial Statements are included in Part II, Item 8.

        2.  Financial Statement Schedules:
              A. Selected Quarterly Financial Data is included in Note M to the Consolidated Financial Statements.

              B. Schedules filed herewith for 2002, 2001 and 2000:
                                                                        Page
                                                                        ----
                   I - Condensed Financial Information of Registrant     S-2

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

        3.  Exhibits - see Exhibit Index on page E-1.

(b)  Report on Form 8-K: none

                AMERICAN FINANCIAL CORPORATION - PARENT ONLY (*)
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 (In Thousands)
--------------------------------------------------------------------------------


                             CONDENSED BALANCE SHEET
                             -----------------------

                                                          December 31
                                                 ----------------------------
                                                       2002              2001
                                                       ----              ----
ASSETS:
  Cash and short-term investments                $    5,778        $   13,636
  Investment in securities                            1,152             2,502
  Receivables from affiliates                        11,376            45,565
  Investment in subsidiaries                      3,446,378         3,005,541
  Other assets                                       94,232            43,742
                                                 ----------        ----------

                                                 $3,558,916        $3,110,986
                                                 ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Accounts payable, accrued expenses
    and other liabilities                        $   65,257        $  100,201
  Payables to affiliates                          1,507,922         1,316,159
  Long-term debt                                    256,014           216,695
  Shareholders' equity                            1,729,723         1,477,931
                                                 ----------        ----------

                                                 $3,558,916        $3,110,986
                                                 ==========        ==========

                        CONDENSED STATEMENT OF OPERATIONS
                        ---------------------------------

                                                          Year Ended December 31,
                                                   -----------------------------------
                                                       2002         2001          2000
                                                       ----         ----          ----
INCOME:
  Dividends from subsidiaries                      $ 75,722     $ 60,000       $25,000
  Equity in undistributed earnings
    of subsidiaries                                 141,686       45,046        37,570
  Realized gains (losses) on investments                (33)         849            (9)
  Investment and other income                         5,242       11,288        16,833
                                                   --------     --------      --------
                                                    222,617      117,183        79,394

COSTS AND EXPENSES:
  Interest charges on intercompany borrowings        28,599       44,212        58,283
  Interest charges on other borrowings                6,400       11,794        12,415
  Other operating and general expenses               38,288       48,175        55,158
                                                   --------     --------      --------
                                                     73,287      104,181       125,856
                                                   --------     --------      --------

Earnings (loss) before income taxes and
  accounting changes                                149,330       13,002       (46,462)
Provision (credit) for income taxes                  14,620          412       (23,409)
                                                   --------     ---------     --------

Earnings (loss) before accounting changes           134,710       12,590       (23,053)

Cumulative effect of accounting changes             (40,360)     (10,040)       (9,072)
                                                    -------     --------      --------

NET EARNINGS (LOSS)                                 $94,350     $  2,550     ($ 32,125)
                                                    =======     ========      ========


                  AMERICAN FINANCIAL CORPORATION - PARENT ONLY
     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED
                                 (In Thousands)

-------------------------------------------------------------------------------

                        CONDENSED STATEMENT OF CASH FLOWS
                        ---------------------------------

                                                                      Year Ended December 31,
                                                                 --------------------------------
                                                                     2002        2001        2000
                                                                     ----        ----        ----
OPERATING ACTIVITIES:
Net earnings (loss)                                              $ 94,350    $  2,550   ($ 32,125)
Adjustments:
  Cumulative effect of accounting changes                          40,360      10,040       9,072
  Equity in earnings of subsidiaries                             (118,116)    (65,126)    (47,903)
  Depreciation and amortization                                     3,510       4,249       1,647
  Realized losses (gains) on investments                              412      (2,432)          9
  Change in receivables from and
    payables to affiliates                                         54,404      54,243      41,095
  Increase in other assets                                        (75,655)    (33,901)     (4,744)
  Increase (decrease) in payables                                 (32,931)     32,536     (35,548)
  Dividends from subsidiaries                                      48,450      60,000      25,000
  Other, net                                                        1,424          83         894
                                                                 --------    --------    --------
                                                                   16,208      62,242     (42,603)
                                                                 --------    --------    --------
INVESTING ACTIVITIES:
  Capital contributions to subsidiaries                          (156,041)    (67,514)       -
  Purchases of property and equipment                              (1,429)     (4,620)     (8,940)
  Other, net                                                        1,542       1,233      (1,634)
                                                                 --------    --------    --------
                                                                 (155,928)    (70,901)    (10,574)
                                                                 --------    --------    --------
FINANCING ACTIVITIES:
  Additional long-term borrowings                                 192,060     135,338     165,800
  Reductions of long-term debt                                   (153,414)   (112,152)    (56,485)
  Borrowings from affiliates                                      128,155     104,377      80,388
  Repayments of borrowings from affiliates                        (38,500)   (119,000)   (149,525)
  Capital contributions from parent                                 9,333      18,667      18,667
  Cash dividends paid                                              (5,772)     (5,772)     (5,772)
                                                                 --------    --------    --------
                                                                  131,862      21,458      53,073
                                                                 --------    --------    --------

NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS         (7,858)     12,799        (104)

Cash and short-term investments at beginning of period             13,636         837         941
                                                                 --------    --------    --------
Cash and short-term investments at end of period                 $  5,778    $ 13,636    $    837
                                                                 ========    ========    ========

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                SCHEDULE V - SUPPLEMENTAL INFORMATION CONCERNING
                     PROPERTY-CASUALTY INSURANCE OPERATIONS
                       THREE YEARS ENDED DECEMBER 31, 2002
                                  (IN MILLIONS)


     --------------- ---------------- --------------- ------------- -----------

        COLUMN A        COLUMN B         COLUMN C       COLUMN D     COLUMN E
     --------------- ---------------- --------------- ------------- -----------
                                           (a)
                                       RESERVES FOR
                        DEFERRED      UNPAID CLAIMS       (b)
      AFFILIATION        POLICY         AND CLAIMS      DISCOUNT       (c)
          WITH         ACQUISITION      ADJUSTMENT    DEDUCTED IN    UNEARNED
       REGISTRANT         COSTS          EXPENSES       COLUMN C     PREMIUMS
     --------------- ---------------- --------------- ------------- -----------

     CONSOLIDATED PROPERTY-CASUALTY ENTITIES
     ---------------------------------------


          2002             $251          $5,204           $25         $1,848
                           ====          ======           ===         ======

          2001             $262          $4,778           $24         $1,641
                           ====          ======           ===         ======

          2000


   ---------------- ------------------- ----------------------- --------------- --------------- -----------
      COLUMN F           COLUMN G            COLUMN H               COLUMN I        COLUMN J      COLUMN K
   ---------------- ------------------- ----------------------- --------------- --------------- -----------
                                          CLAIMS AND CLAIM
                                         ADJUSTMENT EXPENSES     AMORTIZATION        PAID
                                         INCURRED RELATED TO     OF DEFERRED        CLAIMS
                            NET          -------------------       POLICY         AND CLAIM
       EARNED           INVESTMENT       CURRENT      PRIOR      ACQUISITION      ADJUSTMENT     PREMIUMS
      PREMIUMS            INCOME          YEARS       YEARS         COSTS          EXPENSES       WRITTEN
   ---------------- ------------------- ----------- ----------- --------------- --------------- -----------

2002    $2,403             $294           $1,664       $171          $429           $1,688        $2,414
        ======             ====           ======       ====          ====           ======        ======

2001    $2,594             $309           $1,950       $163          $556           $1,867        $2,553
        ======             ====           ======       ====          ====           ======        ======

2000    $2,495             $297           $2,056      ($ 60)         $560           $1,841        $2,638
        ======             ====           ======       ====          ====           ======        ======

(a) Grossed up for reinsurance recoverables of $1,804 and $1,525 at December 31, 2002 and 2001, respectively.
(b) Discounted at approximately 8%.
(c) Grossed up for prepaid reinsurance premiums of $679 and $477 at December 31, 2002 and 2001, respectively.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, American Financial Corporation has duly caused this Report to be signed on its behalf by the undersigned, duly authorized.

                                         American Financial Corporation


Signed:  March 27, 2003                  BY:s/CARL H. LINDNER
                                            ------------------------------------
                                              Carl H. Lindner
                                              Chairman of the Board and
                                                Chief Executive Officer


                ------------------------------------------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      Signature                      Capacity                        Date
      ---------                      --------                        ----


s/CARL H. LINDNER               Chairman of the Board            March 27, 2003
-----------------------
  Carl H. Lindner                 of Directors


s/THEODORE H. EMMERICH          Director*                        March 27, 2003
------------------------
  Theodore H. Emmerich


s/JAMES E. EVANS                Director                         March 27, 2003
-----------------------
  James E. Evans


s/CARL H. LINDNER III           Director                         March 27, 2003
-----------------------
  Carl H. Lindner III


s/KEITH E. LINDNER              Director                         March 27, 2003
-----------------------
  Keith E. Lindner


s/S. CRAIG LINDNER              Director                         March 27, 2003
-----------------------
  S. Craig Lindner
s/WILLIAM R. MARTIN             Director*                        March 27, 2003
-----------------------
  William R. Martin


s/WILLIAM W. VERITY             Director*                        March 27, 2003
-----------------------
  William W. Verity


s/FRED J. RUNK                  Senior Vice President and        March 27, 2003
-----------------------
  Fred J. Runk                    Treasurer (principal
                                  financial and accounting
                                  officer)


* Member of the Audit Committee

                         AMERICAN FINANCIAL CORPORATION

                  SARBANES-OXLEY SECTION 302(a) CERTIFICATIONS
                  --------------------------------------------


I, Carl H. Lindner, certify that:

1. I have reviewed this annual report on Form 10-K of American Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



March 27, 2003                         BY: s/Carl H. Lindner
                                           -------------------------------------
                                           Carl H. Lindner
                                           Chairman of the Board and
                                             Chief Executive Officer
                                             (principal executive officer)

                         AMERICAN FINANCIAL CORPORATION

            --------------------------------------------------------


I, Fred J. Runk, certify that:

1. I have reviewed this annual report on Form 10-K of American Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



March 27, 2003                          BY: s/Fred J. Runk
                                            -----------------------------------
                                            Fred J. Runk
                                            Senior Vice President and Treasurer
                                            (principal financial officer)

                                INDEX TO EXHIBITS

                         AMERICAN FINANCIAL CORPORATION


Number         Exhibit Description
------         -------------------

  3(a)  Amended and Restated Articles of
        Incorporation, filed as Exhibit 3(a)
        to AFC's Form 10-K for 1997                                         (*)

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

        Management Contracts:
 10(a)    Nonqualified Auxiliary RASP, filed as
          Exhibit 10(a) to AFC's Form 10-K for 1998.                        (*)

 10(b)    2002 Annual Bonus Plan, filed as Exhibit 10
          to AFC's March 31, 2002 Form 10-Q.                                (*)

 10(c)    Deferred Compensation Plan, filed as
          Exhibit 10 to AFG's Registration Statement
          No. 333-91945 on Form S-8 on December 2, 1999.                    (*)

 10(d)    Credit Agreement, dated as of November 25, 2002,
          among American Financial Group, Inc., as Guarantor,
          AFC Holding Company, as Guarantor, American
          Financial Corporation, as Borrower, Fleet National
          Bank, Bank of America, N.A. and KeyBank National
          Association filed as Exhibit 10 to AFG's
          Registration Statement No. 333-102556 on Form S-3
          on February 4, 2003.                                              (*)

 12     Computation of ratios of earnings
        to fixed charges.                                               -------

 21     Subsidiaries of the Registrant.                                 -------

 99     Certification of Chief Executive Officer and
        Chief Financial Officer                                         -------

  (*)  Incorporated herein by reference.                                -------