Form 10-K/A
period 2002-12-31
AMERICAN FINANCIAL CORP
filed 2003-04-30
CIK 5016

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

        As of April 1, 2003, there were 10,593,000 shares of the Registrant's Common Stock outstanding, all of which were owned by American Financial Group, Inc. At that date there were 2,886,161 shares of Series J Voting Preferred Stock outstanding (all of which were owned by non-affiliates).



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

--------------------------------------------------------------------------------

                                    PART III

                                     ITEM 10

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
               --------------------------------------------------

       The directors and executive officers of American Financial Corporation ("AFC") at April 15, 2003, were as follows:

                                                                                      Director or
                          Age (a)               Position                              Executive Since
                          -------  -------------------------------------------------  ---------------
Carl H. Lindner              83    Chairman of the Board and Chief Executive Officer      1959
S. Craig Lindner             48    Co-President and a Director                            1979
Keith E. Lindner (b)         43    Co-President and a Director                            1981
Carl H. Lindner III          49    Co-President and a Director                            1980
Michael R. Barrett (c)       52    Director                                               2003
James E. Evans               57    Senior Vice President and General Counsel
                                   and a Director                                         1976
Timothy J. Fogarty (c)       45    Director                                               2003
Joseph P. Tomain (c)         54    Director                                               2003
Keith A. Jensen              52    Senior Vice President                                  1999
Thomas E. Mischell           55    Senior Vice President - Taxes                          1985
Fred J. Runk                 60    Senior Vice President and Treasurer                    1978

---------------------
(a)    As of March 31, 2003.
(b) Keith E. Lindner has informed AFC that he will not stand for reelection to AFC's Board of Directors in 2003 at the upcoming AFG shareholders' meeting and that he does not wish to be re-elected as a Co-President.
(c) On April 14, 2003, American Financial Group, Inc. submitted a merger proposal to AFC, whereby AFC would merge with AFG, and in which each outstanding share of AFC's Series J Preferred Stock would be converted into the right to receive $22.00 of value in shares of AFG common stock. In order to respond to the proposal, the AFC Board elected three new directors (who are independent of AFG) to act as a special committee of the Board to consider the proposal. Joining the AFC Board to comprise the special committee were Joseph P. Tomain, Michael R. Barrett and Timothy
       J. Fogarty. Upon their election, Theodore H. Emmerich, William R. Martin and William W. Verity resigned from the Board.

CARL H. LINDNER Mr. Lindner is the Chairman of the Board and Chief Executive Officer of American Financial Group, Inc. ("AFG") and AFC. He is Chairman of the Board of Directors of Great American Financial Resources, Inc., an 83%-owned subsidiary of AFC that markets tax-deferred annuities principally to employees of educational institutions and offers life and health insurance products.

KEITH E. LINDNER For more than five years, Mr. Lindner has served as Co-President and a director of AFC and AFG. From March 1997 until March 2002, Mr. Lindner was Vice Chairman of the Board of Directors of Chiquita Brands International, Inc., a worldwide marketer and producer of bananas and other food products. Mr. Lindner has informed AFC that he will not stand for reelection to the Board of Directors of AFC and AFG in 2003 and he does not wish to be re-elected as a Co-President.

CARL H. LINDNER III For more than five years, Mr. Lindner has served as Co-President and a director of AFC and AFG. For over ten years, Mr. Lindner has been principally responsible for AFC's property and casualty insurance operations.

S. CRAIG LINDNER For more than five years, Mr. Lindner has served as Co-President and a director of AFC and AFG. He is also President and a director of Great American Financial Resources, Inc. Mr. Lindner is also President of American Money Management Corporation, a subsidiary that provides investment services for AFC and its affiliated companies.

MICHAEL R. BARRETT Mr. Barrett has been a practicing attorney for over 25 years. He is currently in private practice, concentrating in general litigation. He serves on the board of trustees of a number of civic and charitable organizations.

JAMES E. EVANS For more than five years, Mr. Evans has served as Senior Vice President and General Counsel of AFC and AFG. Mr. Evans is also a director of AFG.

TIMOTHY J. FOGARTY Mr. Fogarty has served as co-chief executive officer of West Chester Holdings, Inc., a private company which distributes protective clothing. For over five years prior, he was an Executive Vice President and member of the management committee of Firstar Corporation (now known as US Bancorp), a regional bank holding company.

JOSEPH P. TOMAIN Mr. Tomain has served as the Dean of the University of Cincinnati College of Law for nearly fifteen years. He serves on the board of trustees of a number of civic and charitable organizations.

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

         Carl H. Lindner is the father of Carl H. Lindner III, S. Craig Lindner and Keith E. Lindner.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires AFC's executive officers, directors and persons who own more than ten percent of AFC's Series J Preferred Stock to file reports of ownership with the Securities and Exchange Commission and to furnish AFC with copies of these reports. AFC believes that all filing requirements were met during 2002.

                                     ITEM 11

                             EXECUTIVE COMPENSATION
                             ----------------------


       The following table summarizes the aggregate compensation for 2002, 2001 and 2000 of AFC's Chairman of the Board and Chief Executive Officer and its four other most highly compensated executive officers during 2002 (the "Named Executive Officers"). Such compensation includes amounts paid by AFC and its subsidiaries and certain affiliates during the years indicated.

                           SUMMARY COMPENSATION TABLE

                                                                                              Long-Term
                                                         Annual Compensation                 Compensation
                                                ---------------------------------------    -----------------
                                                                                              Securities
                Name                                                       Other Annual        Underlying         All Other
                And                                                        Compensation      Options Granted    Compensation
        Principal Position             Year     Salary (a)    Bonus (b)        (c)         (# of Shares) (d)         (e)
   -----------------------------       ----     ----------    ---------    ------------    -----------------    ------------
   Carl H. Lindner                     2002      $990,000     $950,000        $ 39,000            ---              $41,000
     Chairman of the Board and         2001       950,000      415,600          47,000            ---               48,000
        Chief Executive Officer        2000       950,500            0          54,000            ---               44,000
   -----------------------------
                                       2002       990,000      950,000          41,000         55,000               30,000
   Keith E. Lindner                    2001       950,000      415,600          26,000            ---               29,400
     Co-President                      2000       950,500            0          35,000        110,000               34,000
   -----------------------------
                                       2002       990,000      950,000          88,000         55,000               31,000
   Carl H. Lindner III                 2001       950,000      415,600          74,000            ---               30,400
     Co-President                      2000       950,500            0          79,000        110,000               29,000
   -----------------------------
                                       2002       990,000      950,000         112,000         55,000               31,000
   S. Craig Lindner                    2001       950,000      415,600         106,000            ---               30,400
     Co-President                      2000       950,500            0          98,000        110,000               28,000
   -----------------------------
   James E. Evans                      2002       990,000      750,000             200         50,000               34,000
     Senior Vice President and         2001       950,000      400,000           4,000            ---               33,400
       General Counsel                 2000       950,500      290,000             500        100,000               30,000
   -----------------------------

(a) This column includes salaries paid by Chiquita to Keith E. Lindner of $8,500 in 2002, $55,000 in 2001, and $47,500 in 2000, and to Carl H. Lindner of
    $12,000 in 2002, $70,000 in 2001, and $62,500 in 2000.

(b) Bonuses are for the year shown, regardless of when paid.

(c) This column includes amounts for personal homeowners and automobile insurance coverage, and the use of corporate aircraft and automobile service as follows.

                                                                  Aircraft &
              Name                      Year      Insurance       Automobile
              --------------------      ----      ---------       ----------
              Carl H. Lindner           2002       $19,000         $20,000
                                        2001        24,000          23,000
                                        2000        25,000          29,000

              Keith E. Lindner          2002        26,000          15,000
                                        2001        21,000           5,000
                                        2000        21,000          14,000

              Carl H. Lindner III       2002        40,000          48,000
                                        2001        37,000          47,000
                                        2000        32,000          47,000

              S. Craig Lindner          2002        52,000          60,000
                                        2001        43,000          63,000
                                        2000        44,000          54,000

              James E. Evans            2002            --             200
                                        2001            --           4,000
                                        2000            --             500

(d) The number of options shown as granted during 2000 includes the 2001 grant, which was made in late December 2000.

(e) Includes AFC or subsidiary contributions or allocations under the (i) defined contribution retirement plans and (ii) employee savings plan in which the following Named Executive Officers participate (and related accruals for their benefit under a benefit equalization plan which generally makes up certain reductions caused by Internal Revenue Code limitations in contributions to certain retirement plans) and AFC paid group life insurance as set forth below.

                                                    AFG
                                                 Auxiliary      Retirement
         Name                          Year         RASP           Plan       Savings Plan    Term Life
         --------------------          ----      ---------      ----------    ------------    ---------
         Carl H. Lindner               2002       $15,000        $10,000            --         $16,000
                                       2001        16,500          8,500            --          23,000
                                       2000        16,500          8,500            --          19,000

         Keith E. Lindner              2002        15,000         10,000        $4,000           1,000
                                       2001        16,500          8,500         3,400           1,000
                                       2000        16,500          8,500         8,000           1,000

         Carl H. Lindner III           2002        15,000         10,000         4,000           2,000
                                       2001        16,500          8,500         3,400           2,000
                                       2000        16,500          8,500         2,000           2,000

         S. Craig Lindner              2002        15,000         10,000         4,000           2,000
                                       2001        16,500          8,500         3,400           2,000
                                       2000        16,500          8,500         2,000           1,000

         James E. Evans                2002        15,000         10,000         4,000           5,000
                                       2001        16,500          8,500         3,400           5,000
                                       2000        16,500          8,500         2,000           3,000

STOCK OPTIONS

       No AFC stock options were granted to, or exercised by, the Named Executive Officers during 2002. Certain executive officers of AFC also serve as executive officers of AFG and certain AFC subsidiaries and may be granted employee stock options by such companies. The tables set forth below disclose stock options granted to, or exercised by, the Named Executive Officers during 2002, and the number and value of unexercised options held by them at December 31, 2002.

                              OPTION GRANTS IN 2002

                                                   Individual Grants
                           ----------------------------------------------------------------
                                                                                                       Potential Realizable
                                Number of         Percent of      Exercise                         Value at Assumed Annual Rates
                               Securities           Total         Price per                              of Stock Price
                           Underlying Options      Options          Share                            Appreciation for Option
                                                  Granted to    (fair market                                  Term(b)
                               Granted (a)        Employees     value at date    Expiration        ----------------------------
       Name                   (# of shares)        in 1999        of grant)         Date               5%               10%
-------------------        ------------------     ----------    -------------    ----------        ---------         ----------

Carl H. Lindner              -           -             -               -             -                    -                -

Keith E. Lindner            AFG        55,000         5.2%          $25.78         2/25/12          $891,710         $2,259,767

S. Craig Lindner            AFG        55,000         5.2%          $25.78         2/25/12          $891,710         $2,259,767

Carl H. Lindner III         AFG        55,000         5.2%          $25.78         2/25/12          $891,710         $2,259,767

James E. Evans              AFG        50,000         4.7%          $25.78         2/25/12          $810,645         $2,054,334

(a) The options were granted under AFG's Stock Option Plan and cover AFG common stock. They vest (become exercisable) to the extent of 20% per year, beginning one year from the respective dates of grant, and become fully exercisable in the event of death or disability or in the event of involuntary termination of employment without cause within one year after a change of control of AFG.

(b) Represents the hypothetical future values that would be realizable if all the options were exercised immediately prior to their expiration in 2012 and assuming that the market price of AFG's common stock had appreciated in value through the year 2012 at the annual rate of 5% (to $41.99 per share) or 10% (to $66.87 per share). Such hypothetical future values have not been discounted to their respective present values, which are lower.

      AGGREGATED OPTION EXERCISES IN 2002 AND 2002 YEAR-END OPTION VALUES

                                                                     Number of Securities
                                        Shares                            Underlying                Value of Unexercised
                                     Acquired on                      Unexercised Options           In-the-Money Options
                                       Exercise                           at Year End                  at Year End (a)
                                        (# of         Value      ----------------------------    ---------------------------
           Name             Company    Shares)      Realized     Exercisable    Unexercisable    Exercisable   Unexercisable
---------------------       -------  -----------    --------     -----------    -------------    -----------   -------------
Carl H. Lindner              AFG          -            $  -           -               -                -             -

Carl H. Lindner III          AFG          -            $  -        547,272          149,000        $144,100        $216,150

S. Craig Lindner             AFG          -            $  -        547,272          149,000        $149,017        $216,150

Keith E. Lindner             AFG          -            $  -        547,272          149,000        $144,100        $216,150

James E. Evans               AFG          -            $  -        276,000          135,000        $131,000        $196,500

(a) The value of unexercised in-the-money options is calculated based on the New York Stock Exchange closing market price of AFG's common stock at year-end 2002. This price was $23.07 per share.

COMPENSATION COMMITTEE REPORT

         The Compensation Committee of the Board of Directors consists of three directors, none of whom is an employee of AFC, AFG or any of its subsidiaries. This Committee also acts as the Compensation Committee for AFG. The Committee's functions include reviewing and making recommendations to the Board of Directors with respect to the compensation of the Company's senior executive officers, as defined from time to time by the Board. The term "senior executive officers" currently includes the Chairman of the Board and Chief Executive Officer (the "CEO") and the Co-Presidents. The Compensation Committee has the exclusive authority to grant stock options under AFG's Stock Option Plan to employees of AFG and its subsidiaries, including senior executive officers.

         COMPENSATION OF EXECUTIVE OFFICERS The Company's compensation policy for all executive officers of the Company has three principal components: annual base salary, annual incentive bonuses and stock option grants. Before decisions were made regarding 2002 compensation for the senior executives, the Committee had discussions with Company executives to solicit their thoughts regarding compensation. Based in part on such discussions as well as the Committee's review of the Company's financial results for the preceding year, the Committee deliberated, formed its recommendations, and presented its determinations regarding salary and bonus to the full Board for its review and approval. The compensation decisions discussed in this report conformed with recommendations made by the Committee, the CEO and the Co-Presidents.

         ANNUAL BASE SALARIES The Committee approved annual base salaries and salary increases for the senior executive officers that were appropriate, in the Committee's subjective judgment, for their respective positions and levels of responsibilities. The Committee approved the 2002 salaries of the CEO and the Co-Presidents, noting that such salaries represented an approximately 4% increase over the salary that had been in effect in 2001, 2000, 1999, 1998 and the latter part of 1997.

         ANNUAL BONUSES As was the case for the past five years, the Committee, working with management, developed an annual bonus plan for 2002 for the CEO and the Co-Presidents that would make a substantial portion of their total compensation dependent on the Company's performance, including achievement of pre-established earnings per share targets. Other executive officers of the Company were included in the annual bonus plan for 2002 by action of the Executive Committee.

         The annual bonus plan for 2002 made 50% of each participant's annual bonus dependent on AFG attaining certain earnings per share targets. The other 50% is based on the Company's overall performance, as subjectively determined by the Committee.

         Under the 2002 annual bonus plan, the bonus target amount for the CEO and each of the Co-Presidents was $990,000 with 0% to 175% of $495,000 (50% of $990,000) to be paid depending on AFG achieving certain 2002 earnings per share allocable to insurance operations (the "EPS Component") and 0% to 175% of $495,000 to be paid based on the Company's overall performance, as subjectively determined by the Committee (the "Company Performance Component").

         The earnings per share target which would result in the payment of 100% of the EPS Component bonus was set by the Committee at $2.35. In recommending the 2002 annual bonus plan to the Board for adoption, the Committee noted that no bonus should be paid under the plan if 2002 earnings per share from insurance operations are less than $1.76 (75% of the 2002 EPS target). The Committee noted that the annual bonus plan provides that unusual or non-recurring items are not to be included in determining earnings allocable to insurance operations. Not including an increase in reserves in connection with asbestos related litigation and tax resolution benefits, AFG reported earnings per share from insurance operations of $2.42. The annual bonus plan provided that in the event earnings per share from insurance operations exceed $2.35, more than 100% of the EPS Component bonus could be paid, such excess to be subjectively determined. The Committee considered the factors discussed below to determine if any amount over 100% should be paid under the EPS Component and any amount that may have been earned under the Company Performance Component. The Committee concurred with the senior executives that the amount of bonus to be paid under the EPS Component to the CEO and each of the Co-Presidents would be $495,000, and no amount over 100% of the target of the EPS Component would be paid.

         The Committee considered a number of factors in discussions of the Company's performance with senior executives. The Committee viewed the following factors positively: (i) the fact that earnings per share from insurance operations exceeded published analyst expectations; (ii) the two segments of the Company's property and casualty insurance operations achieved underwriting profits and were able to increase rates more than planned; (iii) the Company raised capital through the sale of common stock of Infinity Property and Casualty Corporation (the positive view of this consideration was somewhat offset by the stock offering resulting in a loss to the Company); (iv) the return on equity of earnings from insurance operations; (v) resolution of certain tax matters; and (vi) investment portfolio performance including the sale of an investee. The Committee viewed negatively these factors: (i) the decline in AFG's stock price from December 31, 2001 to December 31, 2002, although it noted that the percentage decline in the stock price was less than that of the Standard & Poors 500 Index, the Dow Jones Industrial Average, the Standard & Poors 500 Property and Casualty Stock Index, the Standard & Poors Mid-Cap Insurance Index and the Standard and Poors 500 Life & Health Insurance Index; (ii) the fact that AFG's and certain subsidiaries' credit and financial strength ratings were given a negative outlook or, in one instance, due to a rating agency policy as opposed to AFG performance, a downgrade; and (iii) the only asbestos-related claim known to be material to the Company was settled for an amount in excess of existing reserves (the negative view was somewhat offset by the fact that the settlement enhances financial certainty). The Committee agreed with management's recommendation that a bonus of $455,000 (approximately 90% of the Company Performance Component) under the Company Performance Component would be appropriate.

         The annual base salary and bonus target amounts of the CEO and the Co-Presidents are virtually identical because the Committee views them as a management team whose skills and areas of expertise complement each other.

         STOCK OPTION GRANTS Stock options represent an important part of the Company's performance-based compensation system. The Committee believes that AFG shareholders' interests are well served by aligning the Company's senior executives' interests with those of its shareholders through the grant of stock options in addition to paying a portion of any annual bonus in common stock. Options under AFG's Stock Option Plan are granted at exercise prices equal to the fair market value of common stock on the date of grant and vest at the rate of 20% per year. The Committee believes that these features provide an optionee with substantial incentive to maximize the Company's long-term success. Options for 55,000 shares were granted to each of the Co-Presidents and additional options were granted to the other senior executives of the Company in February 2002. No options were granted to such persons in 2001. No options were granted to the CEO in 2001 or 2002.


Members of the Compensation Committee:        William R. Martin, Chairman
                                              Theodore H. Emmerich
                                              William W. Verity


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         One of the adult sons of William R. Martin was an employee of the Registrant's technology group through August 2002. He received compensation of approximately $65,000 from AFC during 2002.

PERFORMANCE GRAPH

         No performance graph is included as AFC's Common Stock is not publicly traded.

DIRECTORS' COMPENSATION

         AFC's Board of Directors receives no annual compensation from AFC. However, they are paid as directors of AFG, as follows:

         Pursuant to AFG's Non-Employee Directors' Compensation Plan (the "Directors' Plan"), all directors who are not officers or employees of AFG are paid the following fees: an annual retainer of $40,000; an additional annual retainer of $12,000 for each Board Committee on which the non-employee director serves; and an attendance fee of $1,000 for each Board or Committee meeting attended. Non-employee directors who become directors during the year receive a pro rata portion of these annual retainers. The retainers and fees to be paid under the Directors' Plan are reviewed by the Board of Directors from time to time and are subject to change at its discretion.

         In order to align further the interests of AFG's non-employee directors with the interests of shareholders, the Directors' Plan provides that a minimum of 50% of such directors' annual retainers are paid through the issuance of shares of AFG Common Stock.

         The Board of Directors has a program under which a retiring AFG director (other than an officer or employee of AFG or any of its subsidiaries) will, if the director has met certain eligibility requirements, receive upon retirement (in a lump sum or, if elected, in deferred payments) an amount equal to five times the then current annual director's fee. For purposes of this program, retirement means resignation as an AFG director or not being nominated for reelection by shareholders as an AFG director. To be eligible for the retirement benefit, a person must have served as an AFG director for at least four years while not an officer or employee of AFG or any of its subsidiaries. In addition, an AFG director will not become eligible for the retirement benefit until reaching age 55. A director who receives a retirement benefit must provide consulting services to AFG on request for five years following retirement without further compensation (except reimbursement for expenses). Under the program, a death benefit equal to the retirement benefit will be paid (in lieu of any retirement benefit under the program) to the designated beneficiary or legal representative of any person who dies while serving as an AFG director, whether or not eligible for a retirement benefit at time of death. This death benefit will not be available to a director who at any time during the two years immediately preceding death was an officer or employee of AFG or any of its subsidiaries.

         In addition to providing for the grant of stock options to key employees, the Stock Option Plan provides for automatic annual grants of options to each non-employee director of AFG. During 2002, each non-employee director was granted an option under the foregoing provisions of the Stock Option Plan to purchase 2,500 shares at an exercise price of $26.86 per share on June 1, 2002, the exercise price being the fair market value of AFG's Common Stock on the date of grant.

                                     ITEM 12

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

PRINCIPAL SHAREHOLDERS

         The following shareholders are the only persons known to own beneficially 5% or more of AFC's outstanding voting securities as of March 31, 2003.

Name and Address
      of                             Amount and Nature of      Percent of
Beneficial Owner                     Voting Securities Held    Voting Securities
----------------------------------   ----------------------    -----------------
American Financial Group, Inc. (a)
 One East Fourth Street
  Cincinnati, Ohio 45202                  10,593,000 (b)           79.0% (b)

(a) Carl H. Lindner, Carl H. Lindner III, S. Craig Lindner, Keith E. Lindner and trusts for their benefit (collectively the "Lindner Family") are the beneficial owners of approximately 44% of the voting stock of AFG. AFG and the Lindner Family may be deemed to be controlling persons of AFC.

(b) 100% of the shares of Common Stock. Voting securities also include shares of Series J Preferred Stock.


SECURITIES OWNERSHIP

The voting equity securities of AFC consist of its Common Stock and voting preferred stock. All of AFC's Common Stock is owned by AFG. At March 31, 2003, the beneficial ownership of AFC voting preferred stock and the equity securities of AFC's parent and subsidiaries by each director, nominee for director, the executive officers named in the Summary Compensation Table and by all directors and executive officers as a group was as set forth below. Mr. Martin and all directors and executive officers as a group beneficially own 40,126 (1.4%) and 63,494 (2.1%) shares, respectively, of the voting preferred stock of AFC. Messrs. Emmerich, Evans, C.H. Lindner, S.C. Lindner, Martin and all directors and executive officers as a group beneficially own 1,561; 11,138; 6,100; 120,873; 29,275; and 302,851 shares, respectively, of the common stock of Great American Financial Resources. Beneficial ownership of shares of common stock of AFG was as follows: Carl H. Lindner - 8,646,204 (12.7%); Carl H. Lindner III - 6,483,956 (9.4%); S. Craig Lindner - 6,483,956 (9.4%); Keith E. Lindner -
6,483,956 (9.4%); Mr. Emmerich - 29,944; Mr. Evans - 431,675; Mr. Martin -
57,096; Mr. Verity - 5,745; and all directors and executive officers as a group
- 29,477,320 (43.2%).

EQUITY COMPENSATION PLAN INFORMATION

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

         On April 14, 2003, AFG submitted a merger proposal to AFC, whereby AFC would merge with AFG. See footnote(c) to the table in Item 10 for a discussion of the proposal.

         AFC has a reciprocal Master Credit Agreement with AFG, AFC Holding Company ("AFCH") and certain subsidiary holding companies under which these companies make funds available to each other for general corporate purposes. Amounts borrowed under the agreement bear interest based on LIBOR. In January 2003, AFC agreed to guarantee the obligations of AFG with respect to $382 million principal amount of AFG publicly-held senior debentures, in consideration of a payment of approximately $350,000 and an increase of .125% in the interest rate which AFG pays AFC under the credit agreement. The highest amount payable to AFCH during 2002 was $334.8 million and the amount due AFCH at March 1, 2003, was $332.6 million. The highest amount receivable from AFG during 2002 was $181.4 million and the amount receivable at March 1, 2003, was $190.2 million.

         An AFC subsidiary owns a 29% interest in an aircraft, the remaining interests in which are owned by Carl H. Lindner and his two brothers. Each owner is committed to use and pay for a minimum number of flight hours. Capital costs and fixed operating costs are allocated generally in proportion to ownership; variable operating costs are allocated generally in proportion to usage.
Mr. Lindner has assigned his hours to the AFC subsidiary along with the obligation to pay for operating costs allocated; Mr. Lindner continues to pay allocated capital costs. Total charges paid by AFC during 2002 were $959,000.

         In 1997, Carl H. Lindner and Great American Financial Resources, Inc. (an 83%-owned subsidiary of AFC) purchased 51% and 49%, respectively, of the outstanding common stock of a newly incorporated entity formed to acquire the assets of a company engaged in the production of ethanol. In 2000, the ethanol company repurchased the 49% interest from GAFRI for amounts which included an $18.9 million subordinated debenture bearing interest at 12 1/4% with scheduled repayments through 2005. The highest balance owed on the subordinated debenture during 2002 was $12.9 million and interest received during the year was $1.6 million; the balance outstanding on March 1, 2003, was $10.9 million. Another AFC subsidiary has a working capital credit facility in place under which the ethanol company may borrow up to $10 million at a rate of prime plus 3%. There were no borrowings outstanding under this facility in 2002. In 1998, GAFRI made a loan to the ethanol company in the amount of $4 million, bearing interest at the rate of 14% and maturing in September 2008. Interest received on this loan during 2002 was $568,000.

         An AFC subsidiary had a loan outstanding during part of 2002 to a Florida-based homebuilder which was 49% owned by AFG and 51% owned by brothers of Carl H. Lindner. The highest outstanding balance owed to the AFC subsidiary during 2002 was $8.0 million and interest paid during the year was $693,000. The loan was repaid and terminated in 2002 when AFG sold its investment to an unrelated party.

         Members of the Lindner Family are the principal owners of Provident Financial Group, Inc. ("Provident"). Provident leases its main banking and corporate offices, which are located in the same building as AFC's headquarters, from AFC. Provident paid AFC rent of $3,778,000 for this office space in 2002. In 2002, AFC paid Provident $150,000 in connection with an expense sharing arrangement for a cafeteria operated by Provident for the employees of both companies. AFC provides security guard and surveillance services at the main office of Provident for which Provident paid $100,000 in 2002. Provident paid AFC subsidiaries $612,000 for insurance coverage and $114,000 for record retention services in 2002.

         During 2002, AFC paid the Cincinnati Reds $162,000 for tickets to baseball games. Carl H. Lindner is the Chief Executive Officer of the Reds. In addition, a subsidiary of AFC, and a company owned by Carl H. Lindner, Carl H. Lindner III, Keith E. Lindner and S. Craig Lindner, are part owners of the Reds.

         In July 2000, AFC's principal insurance company subsidiary, Great American Insurance Company, entered into a thirty-two-year agreement with the Reds, pursuant to which the Reds' home stadium was named "Great American Ball Park". Although no payments were required to be made in 2002, payments to the Reds average approximately $2.3 million annually over the term of the agreement. For these payments, Great American also receives approximately $1.3 million annually of premium seating, marketing credits, and related sponsorship rights.

         A brother-in-law of S. Craig Lindner is employed by GAFRI in a sales and marketing position. During 2002, he was paid approximately $95,000 by GAFRI.


                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, American Financial Corporation has duly caused this Report to be signed on its behalf by the undersigned, duly authorized.

                                              American Financial Corporation

Signed:   April 30, 2003
                                              BY:s/FRED J. RUNK
                                              -------------------------------
                                                   Fred J. Runk
                                                   Senior Vice President and
                                                     Treasurer

                         AMERICAN FINANCIAL CORPORATION

                  SARBANES-OXLEY SECTION 302(a) CERTIFICATIONS
                  --------------------------------------------

I, Carl H. Lindner, certify that:

1. I have reviewed this amendment to the annual report on Form 10-K of American Financial Corporation;

2. Based on my knowledge, this amendment to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment to the annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this amendment to the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment to the annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amendment to the annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amendment to the annual report (the "Evaluation Date"); and

     c) presented in this amendment to the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this amendment to the annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



April 30, 2003                            BY: /s/Carl H. Lindner
                                              ----------------------------------
                                                 Carl H. Lindner
                                                 Chairman of the Board and
                                                   Chief Executive Officer
                                                   (principal executive officer)

                         AMERICAN FINANCIAL CORPORATION

            --------------------------------------------------------

I, Fred J. Runk, certify that:

1. I have reviewed this amendment to the annual report on Form 10-K of American Financial Corporation;

2. Based on my knowledge, this amendment to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment to the annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this amendment to the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment to the annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amendment to the annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amendment to the annual report (the "Evaluation Date"); and

     c) presented in this amendment to the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this amendment to the annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



April 30, 2003                       BY: /s/Fred J. Runk
                                         --------------------------------------
                                            Fred J. Runk
                                            Senior Vice President and Treasurer
                                            (principal financial officer)

                         AMERICAN FINANCIAL CORPORATION

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing with the Securities and Exchange Commission of the amendment to the Annual Report of American Financial Corporation (the "Company") on Form 10-K for the period ended December 31, 2002 (the "Report"), the undersigned officers of the Company, certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of their knowledge:

       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




April 30, 2003                     BY: s/Carl H. Lindner
--------------------------             -------------------------------------
Date                                     Carl H. Lindner
                                         Chairman of the Board and
                                           Chief Executive Officer




April 30, 2003                     BY: s/Fred J. Runk
--------------------------             -------------------------------------
Date                                     Fred J. Runk
                                         Senior Vice President and Treasurer