Form 10-Q
period 2003-03-31
AMERICAN FINANCIAL CORP
filed 2003-05-15
CIK 5016

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934



For the Quarterly Period Ended                             Commission File
March 31, 2003                                                  No. 1-7361


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

       As of May 1, 2003, there were 10,593,000 shares of the Registrant's Common Stock outstanding, all of which were owned by American Financial Group, Inc.







                                  Page 1 of 31
--------------------------------------------------------------------------------

                       AMERICAN FINANCIAL CORPORATION 10-Q
                                     PART I
                              FINANCIAL INFORMATION

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Dollars In Thousands)

                                                         March 31,  December 31,
                                                             2003          2002
                                                      -----------   -----------
ASSETS:
  Cash and short-term investments                     $   728,868   $   870,797
  Investments:
    Fixed maturities - at market
      (amortized cost - $10,990,657 and $11,549,710)   11,445,257    12,006,910
    Other stocks - at market
      (cost - $161,045 and $173,933)                      251,245       299,133
    Investment in investee corporations                   211,163          -
    Policy loans                                          213,462       214,852
    Real estate and other investments                     248,957       257,731
                                                      -----------   -----------
        Total investments                              12,370,084    12,778,626

  Recoverables from reinsurers and prepaid
    reinsurance premiums                                2,915,464     2,866,780
  Agents' balances and premiums receivable                484,185       708,327
  Deferred acquisition costs                              815,469       842,070
  Other receivables                                       264,701       306,904
  Variable annuity assets (separate accounts)             431,134       455,142
  Prepaid expenses, deferred charges and other assets     348,071       425,127
  Goodwill                                                173,408       248,683
                                                      -----------   -----------

                                                      $18,531,384   $19,502,456
                                                      ===========   ===========

LIABILITIES AND CAPITAL:
  Unpaid losses and loss adjustment expenses          $ 4,601,287   $ 5,203,831
  Unearned premiums                                     1,543,347     1,847,924
  Annuity benefits accumulated                          6,610,445     6,453,881
  Life, accident and health reserves                      934,274       902,393
  Payable to reinsurers                                   438,406       508,718
  Payable to American Financial Group, Inc.               295,800       310,010
  Long-term debt:
    Holding companies                                     114,723       267,512
    Subsidiaries                                          296,369       296,771
  Variable annuity liabilities (separate accounts)        431,134       455,142
  Accounts payable, accrued expenses and other
    liabilities                                         1,038,415     1,032,079
                                                      -----------   -----------
        Total liabilities                              16,304,200    17,278,261

  Minority interest                                       491,551       494,472

  Shareholders' Equity:
    Preferred Stock - at liquidation value                 72,154        72,154
    Common Stock, no par value
      - 20,000,000 shares authorized
      - 10,593,000 shares outstanding                       9,625         9,625
    Capital surplus                                       987,899       987,539
    Retained earnings                                     377,155       343,705
    Unrealized gain on marketable securities, net         288,800       316,700
                                                      -----------   -----------
        Total shareholders' equity                      1,735,633     1,729,723
                                                      -----------   -----------

                                                      $18,531,384   $19,502,456
                                                      ===========   ===========

                       AMERICAN FINANCIAL CORPORATION 10-Q

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                 (In Thousands)


                                                            Three months ended
                                                                 March 31,
                                                           -------------------
                                                               2003       2002
                                                               ----       ----
INCOME:
  Property and casualty insurance premiums                 $542,785   $603,908
  Life, accident and health premiums                         74,110     70,935
  Investment income                                         203,005    220,959
  Realized gains (losses) on:
    Securities                                                2,239    (17,800)
    Subsidiary                                              (39,386)      -
  Other income                                               57,438     47,612
                                                           --------   --------
                                                            840,191    925,614
COSTS AND EXPENSES:
  Property and casualty insurance:
    Losses and loss adjustment expenses                     371,970    442,913
    Commissions and other underwriting expenses             156,437    170,266
  Annuity benefits                                           74,847     75,525
  Life, accident and health benefits                         59,596     55,920
  Annuity and life acquisition expenses                      27,298     24,779
  Interest charges on borrowed money                          9,146     11,094
  Other operating and general expenses                       95,597     88,532
                                                           --------   --------
                                                            794,891    869,029
                                                           --------   --------

Operating earnings before income taxes                       45,300     56,585
Provision for income taxes                                    8,389      2,703
                                                           --------   --------

Net operating earnings                                       36,911     53,882

Minority interest expense, net of tax                        (4,018)    (5,068)
Equity in net earnings (losses) of investees, net of tax        557     (2,734)
                                                           --------   --------
Earnings before cumulative effect of accounting change       33,450     46,080
Cumulative effect of accounting change                         -       (40,360)
                                                           --------   --------

NET EARNINGS                                               $ 33,450   $  5,720
                                                           ========   ========

                       AMERICAN FINANCIAL CORPORATION 10-Q

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)


                                                      Common Stock                    Unrealized
                                        Preferred      and Capital       Retained        Gain on
                                            Stock          Surplus       Earnings     Securities             Total
                                        ---------     ------------       --------     ----------        ----------

BALANCE AT JANUARY 1, 2003                $72,154         $997,164       $343,705       $316,700        $1,729,723

Net earnings                                 -                -            33,450           -               33,450
Change in unrealized                         -                -              -           (27,900)          (27,900)
                                                                                                        ----------
  Comprehensive income                                                                                       5,550

Capital contribution from parent             -               2,333           -              -                2,333
Other                                        -              (1,973)          -              -               (1,973)
                                          -------         --------       --------       --------        ----------

BALANCE AT MARCH 31, 2003                 $72,154         $997,524       $377,155       $288,800        $1,735,633
                                          =======         ========       ========       ========        ==========





BALANCE AT JANUARY 1, 2002                $72,154         $993,750       $255,127       $156,900        $1,477,931

Net earnings                                 -                -             5,720           -                5,720
Change in unrealized                         -                -              -           (60,900)          (60,900)
                                                                                                        ----------
  Comprehensive income (loss)                                                                              (55,180)

Capital contribution from parent             -               1,533           -              -                1,533
Other                                        -                 210           -              -                  210
                                          -------         --------       --------       --------        ----------

BALANCE AT MARCH 31, 2002                 $72,154         $995,493       $260,847       $ 96,000        $1,424,494
                                          =======         ========       ========       ========        ==========

                       AMERICAN FINANCIAL CORPORATION 10-Q

                 AMERICAN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)

                                                           Three months ended
                                                                March 31,
                                                        -----------------------
                                                              2003         2002
                                                              ----         ----
OPERATING ACTIVITIES:
  Net earnings                                          $   33,450   $    5,720
  Adjustments:
    Cumulative effect of accounting change                    -          40,360
    Equity in net (earnings) losses of investees              (557)       2,734
    Depreciation and amortization                           41,177       37,888
    Annuity benefits                                        74,847       75,525
    Realized losses on investing activities                 37,130       17,605
    Deferred annuity and life policy acquisition costs     (44,748)     (38,600)
    Increase in reinsurance and other receivables         (195,979)    (119,921)
    Decrease (increase) in other assets                     30,106       (1,590)
    Increase in insurance claims and reserves              235,949      152,361
    Increase in payable to reinsurers                        8,490       30,348
    Increase (decrease) in other liabilities                46,129      (34,655)
    Increase (decrease) in minority interest                  (821)       3,284
    Other, net                                                 631          321
                                                        ----------   ----------
                                                           265,804      171,380
                                                        ----------   ----------
INVESTING ACTIVITIES:
  Purchases of and additional investments in:
    Fixed maturity investments                          (1,817,002)  (1,499,179)
    Equity securities                                       (8,168)        -
    Real estate, property and equipment                     (5,124)      (4,518)
  Maturities and redemptions of fixed maturity
    investments                                            522,366      408,962
  Sales of:
    Fixed maturity investments                             873,948      597,159
    Equity securities                                        1,820        5,164
    Subsidiary                                             186,269         -
    Real estate, property and equipment                        386        1,669
  Cash and short-term investments of former subsidiary     (86,781)        -
  Decrease in other investments                              4,656        3,368
                                                        ----------   ----------
                                                          (327,630)    (487,375)
                                                        ----------   ----------

FINANCING ACTIVITIES:
  Fixed annuity receipts                                   214,519      169,872
  Annuity surrenders, benefits and withdrawals            (140,294)    (135,912)
  Net transfers from (to) variable annuity assets            8,629       (5,570)
  Additional long-term borrowings                           18,311       41,000
  Reductions of long-term debt                            (171,601)     (20,240)
  Borrowings from AFG                                        1,500        4,400
  Payments to AFG                                          (13,500)     (12,000)
  Capital contribution                                       2,333        2,333
                                                        ----------   ----------
                                                           (80,103)      43,883
                                                        ----------   ----------

NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS           (141,929)    (272,112)

Cash and short-term investments at beginning
  of period                                                870,797      543,644
                                                        ----------   ----------

Cash and short-term investments at end of period        $  728,868   $  271,532
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

      Interest income on non-investment grade asset-backed investments is recorded at a yield based on projected cash flows. The yield is adjusted prospectively to reflect actual cash flows and changes in projected amounts. Impairment losses on these investments must be recognized when
      (i) the fair value of the security is less than its cost basis and (ii) there has been an adverse change in the expected cash flows. These impairment losses are included in realized gains and losses.

      INVESTMENT IN INVESTEE CORPORATIONS Investments in securities of 20%-to 50%-owned companies are generally carried at cost, adjusted for AFC's proportionate share of their undistributed earnings or losses.

                       AMERICAN FINANCIAL CORPORATION 10-Q

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

      DPAC related to annuities and universal life insurance products is deferred to the extent deemed recoverable and amortized, with interest, in relation to the present value of expected gross profits on the policies. To the extent that realized gains and losses result in adjustments to the amortization of DPAC related to annuities, such adjustments are reflected as components of realized gains. DPAC related to annuities is also adjusted, net of tax, for the change in amortization that would have been recorded if the unrealized gains (losses) from securities had actually been realized. This adjustment is included in "Unrealized gain on marketable securities, net" in the shareholders' equity section of the Balance Sheet.

      DPAC related to traditional life and health insurance is amortized over the expected premium paying period of the related policies, in proportion to the ratio of annual premium revenues to total anticipated premium revenues.

             ANNUITY AND LIFE ACQUISITION EXPENSES Annuity and life acquisition expenses on the Statement of Earnings consists primarily of amortization of DPAC related to the annuity and life, accident and health businesses. This line item also includes certain marketing and commission costs that are expensed as paid.

             UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES The net liabilities stated for unpaid claims and for expenses of investigation and adjustment of unpaid claims are based upon (a) the accumulation of case estimates for losses reported prior to the close of the accounting period on direct business written; (b) estimates received from ceding reinsurers and insurance pools and associations;

                       AMERICAN FINANCIAL CORPORATION 10-Q

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

             VARIABLE ANNUITY ASSETS AND LIABILITIES Separate accounts related to variable annuities represent deposits invested in underlying investment funds on which Great American Financial Resources, Inc. ("GAFRI"), an 83%-owned subsidiary at March 31, 2003, earns a fee. Investment funds are selected and may be changed only by the policyholder, who retains all investment risk.

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

                       AMERICAN FINANCIAL CORPORATION 10-Q

      MINORITY INTEREST For balance sheet purposes, minority interest represents
      (i) the interests of noncontrolling shareholders in AFC subsidiaries, including preferred securities issued by trust subsidiaries of GAFRI and
      (ii) American Financial Group, Inc.'s ("AFG") direct ownership interest in American Premier Underwriters, Inc. ("American Premier" or "APU") and American Financial Enterprises, Inc. For income statement purposes, minority interest expense represents those shareholders' interest in the earnings of AFC subsidiaries as well as AFC preferred dividends and accrued distributions on the trust preferred securities.

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

      BENEFIT PLANS AFC provides retirement benefits to qualified employees of participating companies through the AFG Retirement and Savings Plan, a defined contribution plan. AFC makes all contributions to the retirement fund portion of the plan and matches a percentage of employee contributions to the savings fund. Employees have been permitted to direct the investment of their contributions to independently managed investment funds, while Company contributions have been invested primarily in securities of AFG and affiliates. Employees may direct the investment of a portion of their vested retirement fund account balances (increasing from 12.5% in July 2002 to 100% in April 2004) from securities of AFG and its affiliates to independently managed investment funds. As of March 31, 2003, the Plan owned 12% of AFG's outstanding common stock. Company contributions are expensed in the year for which they are declared.

      AFC and many of its subsidiaries provide health care and life insurance benefits to eligible retirees. AFC also provides postemployment benefits to former or inactive employees (primarily those on disability) who were not deemed retired under other company plans. The projected future cost of providing these benefits is expensed over the period employees earn such benefits.

      DERIVATIVES Derivatives included in AFC's Balance Sheet consist primarily of investments in common stock warrants (valued at $8.4 million at March 31, 2003; included in other stocks), the equity-based component of certain annuity products (included in annuity benefits accumulated) and related call options (included in other investments) designed to be consistent with the characteristics of the liabilities and used to mitigate the risk embedded in those annuity products. Changes in the fair value of derivatives are included in current earnings.

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

                       AMERICAN FINANCIAL CORPORATION 10-Q

B.    ACQUISITIONS AND SALES OF SUBSIDIARIES

      INFINITY PROPERTY AND CASUALTY CORPORATION On December 31, 2002, AFC transferred to Infinity Property and Casualty Corporation ("Infinity", a newly formed subsidiary) the following subsidiaries involved primarily in the issuance of nonstandard auto policies: Atlanta Casualty Company, Infinity Insurance Company, Leader Insurance Company and Windsor Insurance Company. Effective January 1, 2003, Great American Insurance Company, an AFC subsidiary, transferred to Infinity its personal insurance business written through independent agents. In February 2003, AFC sold 61% of Infinity in a public offering. AFC realized a pretax loss of $39.4 million on the sale. In addition, AFC realized a $5.5 million tax benefit related to its basis in Infinity stock. The businesses transferred generated aggregate net written premiums of approximately $690 million in 2002.

      DIRECT AUTOMOBILE INSURANCE BUSINESS In January 2003, AFC reached an agreement to sell two of its subsidiaries that market automobile insurance directly to customers. The transaction was completed on April 25, 2003, and included the transfer of Great American Insurance's right to renew certain of its personal automobile insurance business written on a direct basis in selected markets. Premiums generated by the businesses sold were approximately $79 million in 2002. AFC does not expect to report a significant gain or loss on the sale.

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

      MANHATTAN NATIONAL LIFE INSURANCE On June 28, 2002, GAFRI acquired Manhattan National Life Insurance Company ("MNL") from Conseco, Inc. for $48.5 million in cash. At December 31, 2002, MNL reinsured 90% of its in-force business.

                       AMERICAN FINANCIAL CORPORATION 10-Q

C. SEGMENTS OF OPERATIONS AFC's property and casualty group writes primarily specialized commercial products for businesses through a highly diversified group of specialty business units. Some of the more significant areas are inland and ocean marine, California workers' compensation, agricultural-related coverages, executive and professional liability, fidelity and surety bonds, collateral protection, and umbrella and excess coverages. In February 2003, AFC sold a substantial portion of its Personal segment; see Note B - "Acquisitions and Sales of Subsidiaries." The Personal group wrote nonstandard and preferred/standard private passenger auto and other personal insurance coverage. AFC's annuity, life and health business markets primarily retirement products as well as life and supplemental health insurance.

      The following table (in thousands) shows AFC's revenues and operating profit (loss) by significant business segment. Operating profit (loss) represents total revenues less operating expenses.

                                                    Three months ended
                                                         March 31,
                                                 ------------------------
                                                     2003            2002
                                                     ----            ----
        REVENUES (a)
        Property and casualty insurance:
          Premiums earned:
            Specialty                            $427,848        $356,415
            Personal                              114,938         247,203
            Other lines                                (1)            290
                                                 --------        --------
                                                  542,785         603,908
          Investment and other income             120,050         100,259
                                                 --------        --------
                                                  662,835         704,167
        Annuities, life and health (b)            218,446         217,422
        Other                                     (41,090)          4,025
                                                 --------        --------
                                                 $840,191        $925,614
                                                 ========        ========

        OPERATING PROFIT (LOSS)
        Property and casualty insurance:
          Underwriting:
            Specialty                            $  9,521        $  5,294
            Personal                                5,212          (5,239)
            Other lines (c)                          (355)         (9,326)
                                                 --------        --------
                                                   14,378          (9,271)
          Investment and other income              71,290          63,251
                                                 --------        --------
                                                   85,668          53,980
        Annuities, life and health                 15,563          21,981
        Other (d)                                 (55,931)        (19,376)
                                                 --------        --------
                                                 $ 45,300        $ 56,585
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

                       AMERICAN FINANCIAL CORPORATION 10-Q

D. INVESTMENT IN INVESTEES Investment in investee corporations reflects AFC's ownership of 7.9 million shares (38%) of Infinity common stock and a $55 million 8.5% note receivable from Infinity. The market value of the investment in Infinity stock was $143 million at March 31, 2003 and $165 million at May 1, 2003. Prior to AFC's sale of 12.5 million shares of Infinity in February 2003, an AFC subsidiary owned 100% of Infinity (see Note B). Infinity is a national provider of personal automobile insurance with an emphasis on the nonstandard market.

      Summarized financial information for Infinity is shown below for the three months ended March 31, 2003 (in millions).

                      Earned premiums         $165.5
                      Total revenues           181.0
                      Net earnings              11.5

      Equity in net earnings (losses) of investees for the first quarter of 2002 represents AFC's share of the losses from two start-up manufacturing businesses that were formerly subsidiaries. One of these businesses was sold in the fourth quarter of 2002; equity in the net loss of the remaining business for the first quarter of 2003 was $865,000.

E. GOODWILL Effective January 1, 2002, goodwill is no longer amortized but is subject to annual impairment testing under a two step process. Under the first step, an entity's net assets are classified by reporting units and compared to their fair value. Fair value is estimated based primarily on the present value of expected future cash flows. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the initial impairment test, measuring the amount of impairment loss, was completed in the fourth quarter with a resulting $40.4 million impairment charge, net of tax, reported by restating first quarter 2002 results for the cumulative effect of a change in accounting principle. The impairment charge included
      $21.2 million (pretax) for the annuities and life insurance segment related to a decrease in estimated future earnings based upon lower forecasted new business sales over the next few years and $39.6 million (pretax) for the personal lines segment related primarily to planned future reductions in new business volume written through the direct channel.

      The change in goodwill during the first quarter of 2003 reflects $75.3 million in goodwill related to Infinity, which was sold in February 2003.

      Included in deferred acquisition costs in AFC's Balance Sheet are $68.4 million and $66.8 million at March 31, 2003, and December 31, 2002, respectively, representing the present value of future profits ("PVFP") related to acquisitions by AFC's annuity and life business. The PVFP amounts are net of $59.5 million and $57.3 million of accumulated amortization. Amortization of the PVFP was $2.2 million and $1.7 million during the first three months of 2003 and 2002. During each of the next five years, the PVFP is expected to decrease at a rate of approximately 13% of the balance at the beginning of each respective year.

                      AMERICAN FINANCIAL CORPORATION 10-Q

F. PAYABLE TO AMERICAN FINANCIAL GROUP Payable to AFG represents the net amount owed by AFC to AFG under a reciprocal Master Credit Agreement between various AFG holding companies under which these companies make funds available to each other for general corporate purposes. Amounts borrowed under the Master Credit Agreement generally bear interest at 1% over LIBOR. In January 2003, AFC agreed to guarantee the obligations of AFG with respect to $382 million principal amount of AFG senior debentures, in consideration of a payment of approximately $350,000 and an increase in the interest rate which AFG pays AFC under the Master Credit Agreement to 1.125% over LIBOR.

G. LONG-TERM DEBT The carrying value of long-term debt consisted of the following (in thousands):
                                                        March 31,   December 31,
                                                            2003           2002
                                                        --------    -----------
        HOLDING COMPANIES:
          AFC notes payable under bank line             $ 95,000       $248,000
          APU 10-7/8% Subordinated Notes due May 2011     11,482         11,498
          Other                                            8,241          8,014
                                                        --------       --------

                                                        $114,723       $267,512
                                                        ========       ========
        SUBSIDIARIES:
          GAFRI 6-7/8% Senior Notes due June 2008       $100,000       $100,000
          GAFRI notes payable under bank line            148,600        148,600
          Notes payable secured by real estate            35,457         35,610
          Other                                           12,312         12,561
                                                        --------       --------

                                                        $296,369       $296,771
                                                        ========       ========

      At March 31, 2003, scheduled principal payments on debt for the balance of 2003 and the subsequent five years were as follows (in millions):

                           Holding
                         Companies    Subsidiaries        Total
                         ---------    ------------       ------
                2003         $  -           $  9.5       $  9.5
                2004            -            150.6        150.6
                2005          95.0            11.2        106.2
                2006            -             19.4         19.4
                2007           5.3              .1          5.4
                2008            -            100.1        100.1

      AFC may borrow up to $280 million under its credit agreement; the line may be expanded to $300 million through the end of 2003. The new line consists of two facilities: a 364-day revolving facility, extendable annually, for one-third of the total line and a three-year revolving facility for the remaining two-thirds. Amounts borrowed bear interest at rates ranging from 1.25% to 2.25% over LIBOR based on AFG's credit rating. In addition, GAFRI has an unsecured credit agreement under which it can borrow up to $155 million at floating rates based on prime or Eurodollar rates through December 2004.

H.    MINORITY INTEREST Minority interest in AFC's balance sheet is comprised of the following (in thousands):
                                                         March 31,  December 31,
                                                             2003          2002
                                                         --------   -----------
       Interest of AFG (parent) and noncontrolling
         shareholders in subsidiaries' common stock      $348,638      $351,559
       Preferred securities issued by subsidiary trusts   142,913       142,913
                                                         --------      --------
                                                         $491,551      $494,472
                                                         ========      ========

                       AMERICAN FINANCIAL CORPORATION 10-Q

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

      The preferred securities consisted of the following (in thousands):

                                                   Amount Outstanding
      Date of                                      ------------------     Optional
      Issuance         Issue (Maturity Date)       3/31/03   12/31/02     Redemption Dates
      -------------    ------------------------    -------   --------     --------------------
      November 1996    GAFRI 9-1/4% TOPrS (2026)   $72,913    $72,913     Currently redeemable
      March 1997       GAFRI 8-7/8% Pfd   (2027)    70,000     70,000     On or after 3/1/2007

      MINORITY INTEREST EXPENSE Minority interest expense is comprised of (in thousands):

                                                          Three months ended
                                                               March 31,
                                                          ------------------
                                                            2003        2002
                                                            ----        ----
           Interest of AFG (parent) and noncontrolling
             shareholders in earnings of subsidiaries $1,912 $2,962 Accrued distributions by subsidiaries
             on preferred securities, net of tax           2,106       2,106
                                                          ------      ------
                                                          $4,018      $5,068
                                                          ======      ======

I. SHAREHOLDERS' EQUITY At March 31, 2003, and December 31, 2002, American Financial Group beneficially owned all of the outstanding shares of AFC's Common Stock.

      PREFERRED STOCK See Note K - "Subsequent Event." Under provisions of both the Nonvoting (4.0 million shares authorized) and Voting (4.0 million shares authorized) Cumulative Preferred Stock, the Board of Directors may divide the authorized stock into series and set specific terms and conditions of each series. At March 31, 2003, and December 31, 2002, the outstanding voting shares of AFC's Preferred Stock consisted of the following:

          SERIES J, no par value; $25.00 liquidating value per share; annual dividends per share $2.00; redeemable at AFC's option at $25.75 per share beginning December 2005 declining to $25.00 at December 2007 and thereafter; 2,886,161 shares (stated value $72.2 million) outstanding at March 31, 2003, and December 31, 2002.

J. COMMITMENTS AND CONTINGENCIES There have been no significant changes to the matters discussed and referred to in Note L "Commitments and Contingencies" of AFC's Annual Report on Form 10-K for 2002.

K. SUBSEQUENT EVENT On April 17, 2003, AFG announced a proposal to merge with AFC. Under the proposal, AFC Series J Preferred shareholders would receive $22.00 in AFG common stock in exchange for each share of Series J Preferred Stock. This transaction is subject to (i) the negotiation of specific terms and final documentation, (ii) the approval of the Board of Directors of each of AFG, AFC, and a special committee of independent directors of AFC, and (iii) the receipt of all required shareholder, stock exchange listing and regulatory approvals. In addition, the merger would eliminate the deferred tax liabilities associated with AFC's holding of AFG stock. Assuming that the proposed transaction is completed, these changes are expected to result in a 12% to 15% increase in AFG's shareholders' equity. AFG and AFC hope to complete the merger in the third quarter of 2003.

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

                       AMERICAN FINANCIAL CORPORATION 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


      CRITICAL ACCOUNTING POLICIES

      Significant accounting policies are summarized in Note A to the financial statements. The preparation of financial statements requires management to make estimates and assumptions that can have a significant effect on amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change and thus impact amounts reported in the future. Management believes that the establishment of insurance reserves, especially asbestos and environmental-related reserves, and the determination of "other than temporary" impairment on investments are the two areas where the degree of judgment required to determine amounts recorded in the financial statements make the accounting policies critical. For further discussion of these policies, see "Liquidity and Capital Resources - Investments" and "Liquidity and Capital Resources - Uncertainties."

      LIQUIDITY AND CAPITAL RESOURCES

      RATIOS AFG's debt to total capital ratio at the parent holding company level (excluding amounts due AFG) was approximately 6% at March 31, 2003, and 13% at December 31, 2002. Including amounts due AFG, the ratio was 19% at March 31, 2003, and 25% at December 31, 2002.

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

      AFC may borrow up to $280 million under the bank credit line; the line may be expanded to $300 million through the end of 2003. The line consists of two facilities: a 364-day revolving facility, extendable annually, for one-third of the total line and a three-year revolving facility for the remaining two-thirds. Amounts borrowed bear interest at rates ranging from 1.25% to 2.25% over LIBOR based on AFG's credit rating. This credit agreement provides ample liquidity and can be used to obtain funds for operating subsidiaries or, if necessary, for the parent companies. At March 31, 2003, there was $95 million borrowed under the line.

      INVESTMENTS  AFC's investment portfolio at March 31, 2003, contained
      $11.4 billion in "Fixed maturities" and $251.2 million in "Other stocks", all carried at market value with unrealized gains and losses reported as a separate component of shareholders' equity on an after-tax basis. At March 31, 2003, AFC had pretax net unrealized gains of $454.6 million on fixed maturities and $90.2 million on other stocks.

      Approximately 93% of the fixed maturities held by AFC at March 31, 2003, were rated "investment grade" (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and noninvestment grade. Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

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

                       AMERICAN FINANCIAL CORPORATION 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


      Summarized information for the unrealized gains and losses recorded in AFC's balance sheet at March 31, 2003, is shown in the following table (dollars in millions). Approximately $133 million of "Fixed maturities" and $16 million of "Other stocks" had no unrealized gains or losses at March 31, 2003.

                                                                Securities      Securities
                                                                   With            With
                                                                Unrealized      Unrealized
                                                                   Gains          Losses
                                                                ----------      ----------
         Fixed Maturities
         ----------------
           Market value of securities                              $10,232          $1,080
           Amortized cost of securities                            $ 9,692          $1,165
           Gross unrealized gain (loss)                            $   540         ($   85)
           Market value as % of amortized cost                         106%             93%
           Number of security positions                              1,742             316
           Number individually exceeding
             $2 million gain or loss                                    15               8
           Concentration of gains (losses) by
             type or industry (exceeding 5% of
             unrealized):
               Mortgage-backed securities                          $ 120.7         ($  7.7)
               Banks and savings institutions                         43.9             (.5)
               U.S. government and government agencies                41.2              -
               Electric services                                      38.8            (3.0)
               State and municipal                                    33.6            (5.5)
               Asset-backed securities                                15.0            (9.7)
               Air transportation (generally collateralized)           4.3           (34.0)
           Percentage rated investment grade                            96%             67%

         Other Stocks
         ------------
           Market value of securities                              $   208          $   28
           Cost of securities                                      $   115          $   31
           Gross unrealized gain (loss)                            $    93         ($    3)
           Market value as % of cost                                   181%             90%
           Number individually exceeding
             $2 million gain or loss                                     2              -

      AFC's investment in equity securities of Provident Financial Group, a Cincinnati-based commercial banking and financial services company, represents $83 million of the $93 million in unrealized gains on other stocks at March 31, 2003.

                       AMERICAN FINANCIAL CORPORATION 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


      The table below sets forth the scheduled maturities of fixed maturity securities at March 31, 2003, based on their market values. Asset backed securities and other securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

                                                      Securities     Securities
                                                         With           With
                                                      Unrealized     Unrealized
           Maturity                                      Gains         Losses
           --------                                   ----------     ----------
             One year or less                              4%             2%
             After one year through five years            21             24
             After five years through ten years           33             38
             After ten years                               9             23
                                                         ---            ---
                                                          67             87
             Mortgage-backed securities                   33             13
                                                         ---            ---
                                                         100%           100%
                                                         ===            ===

      AFC realized aggregate losses of $1.9 million during the first quarter of 2003 on $12.7 million in sales of fixed maturity securities (3 issues/issuers) that had individual unrealized losses greater than $500,000 at December 31, 2002. Market values of two of the issues increased an aggregate of $3 million from December 31 to date of sale. The market value of the remaining security decreased $263,000 from December 31 to the sale date.

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

                       AMERICAN FINANCIAL CORPORATION 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


      The table below (dollars in millions) summarizes the length of time securities have been in an unrealized gain or loss position at March 31, 2003.

                                                                                    Market
                                                        Aggregate    Aggregate    Value as
                                                           Market   Unrealized   % of Cost
                                                            Value  Gain (Loss)       Basis
                                                        ---------  -----------   ---------
     Fixed Maturities
     ----------------------------------------------
     SECURITIES WITH UNREALIZED GAINS:
        Exceeding $500,000 at 3/31/03 and for:
         Less than one year (333 issues)                  $ 4,770         $305       106.8%
         More than one year (48 issues)                       563           57       111.3
       Less than $500,000 at 3/31/03 (1,361 issues)         4,899          178       103.8
                                                          -------         ----
                                                          $10,232         $540       105.6%
                                                          =======         ====

     SECURITIES WITH UNREALIZED LOSSES:
       Exceeding $500,000 at 3/31/03 and for:
         Less than one year (30 issues)                   $   190        ($ 36)       84.1%
         More than one year (17 issues)                       102          (31)       76.7
       Less than $500,000 at 3/31/03 (269 issues)             788          (18)       97.8
                                                          -------         ----
                                                          $ 1,080        ($ 85)       92.7%
                                                          =======         ====

     Other Stocks
     ----------------------------------------------
     SECURITIES WITH UNREALIZED GAINS:
       Exceeding $500,000 at 3/31/03 and for:
         Less than one year (3 issues)                    $    17         $  5       141.7%
         More than one year (3 issues)                        159           85       214.9
       Less than $500,000 at 3/31/03 (71 issues)               32            3       110.3
                                                          -------         ----
                                                          $   208         $ 93       180.9%
                                                          =======         ====

     SECURITIES WITH UNREALIZED LOSSES:
       Exceeding $500,000 at 3/31/03 and for:
         Less than one year (none)                        $  -            $ -           - %
         More than one year (none)                           -              -           -
       Less than $500,000 at 3/31/03 (75 issues)               28           (3)       90.3
                                                          -------         ----
                                                          $    28        ($  3)       90.3%
                                                          =======         ====

      When a decline in the value of a specific investment is considered to be "other than temporary," a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced. The determination of whether unrealized losses are "other than temporary" requires judgment based on subjective as well as objective factors. A listing of factors considered and resources used is contained in the discussion of "Investments" under Management's Discussion and Analysis in AFC's 2002 Form 10-K.

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

                       AMERICAN FINANCIAL CORPORATION 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


      PROPERTY AND CASUALTY INSURANCE RESERVES The liabilities for unpaid claims and for expenses of investigation and adjustment of unpaid claims are based upon: (a) the accumulation of case estimates for losses reported prior to the close of the accounting periods on direct business written;
      (b) estimates received from ceding reinsurers and insurance pools and associations; (c) estimates of unreported losses based on past experience;
      (d) estimates based on experience of expense for investigating and adjusting claims; and (e) the current state of law and coverage litigation. Using these items as well as historical trends adjusted for changes in underwriting standards, policy provisions, product mix and other factors, company actuaries determine a single or "point" estimate which management utilizes in recording its best estimate of the liabilities. Ranges of loss reserves are not developed by company actuaries.

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

            ASBESTOS AND ENVIRONMENTAL-RELATED ("A&E") RESERVES Establishing reserves for A&E claims relating to policies and participations in reinsurance treaties and former operations is subject to uncertainties that are significantly greater than those presented by other types of claims. For this group of claims, traditional actuarial techniques that rely on historical loss development trends cannot be used. Case reserves and expense reserves are established by the claims department as specific policies are identified. In addition to the case reserves established for known claims, management establishes additional reserves for claims not yet known or reported and for possible development on known claims. These additional reserves are management's best estimate based on its review of industry trends and other industry information about such claims, with due consideration to individual claim situations like the A.P. Green case discussed below. Estimating ultimate liability for asbestos claims presents a unique and difficult challenge to the insurance industry due to, among other things, inconsistent court decisions, an increase in bankruptcy filings as a result of asbestos-related liabilities, novel theories of coverage, and judicial interpretations that often expand theories of recovery and broaden the scope of coverage. The casualty insurance industry is engaged in extensive litigation over these coverage and liability issues as the volume and severity of claims against asbestos defendants continue to increase.

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

      The settlement is for $123.5 million (Great American has the option to pay in cash or over time with 5.25% interest), all of which is covered by reserves established prior to 2003, and anticipated reinsurance recoverables for this matter. The agreement allows up to 10% of the settlement to be paid in AFG common stock.

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

      RESULTS OF OPERATIONS

      GENERAL Results of operations as shown in the accompanying financial statements are prepared in accordance with generally accepted accounting principles. Many investors and analysts focus on "core earnings" of companies, setting aside certain items included in net earnings such as realized gains and losses, the cumulative effect of accounting changes and certain other unusual items. Realized gains and losses are excluded from "core earnings" because they are unpredictable and not necessarily indicative of current operating fundamentals. Other items, such as the tax resolution benefits, are excluded to assist investors in analyzing their impact on the trend in operating results. Nonetheless, these items are significant components of AFC's overall financial results.

                       AMERICAN FINANCIAL CORPORATION 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


      The following table shows AFC's net earnings as stated in the Statement of Earnings as well as the after-tax effect of certain items included in these GAAP measures that are typically excluded in deriving "core earnings" (in millions):

                                                         Three months ended
                                                               March 31,
                                                         ------------------
                                                          2003         2002

     NET EARNINGS                                        $33.5        $ 5.7
     After tax income (expense) items included in
       net earnings:
         Special tax benefits                              5.5         16.0
         Net losses from non-insurance investees           (.9)        (2.7)
         Realized investment losses                      (19.3)        (7.7)
         Cumulative effect of accounting changes            -         (40.4)

      In addition to the effects of items shown in the table above, net earnings increased in 2003 primarily due to significantly improved underwriting results in the property and casualty operations, partially offset by lower investment income.

      PROPERTY AND CASUALTY INSURANCE - UNDERWRITING AFC's property and casualty group has consisted of two major business groups: Specialty and Personal. See Note B, "Acquisitions and Sales of Subsidiaries," to the Financial Statements for a discussion of the sale of nearly all of the Personal group.

      The Specialty group includes a highly diversified group of business lines. Some of the more significant areas are inland and ocean marine, California workers' compensation, agricultural-related coverages, executive and professional liability, fidelity and surety bonds, collateral protection, and umbrella and excess coverages.

      The Personal group wrote nonstandard and preferred/standard private passenger auto insurance and, to a lesser extent, homeowners' insurance. Nonstandard automobile insurance covers risk not typically accepted for standard automobile coverage because of an applicant's driving record, type of vehicle, age or other criteria.

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

                       AMERICAN FINANCIAL CORPORATION 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


      Premiums and combined ratios for AFC's property and casualty insurance subsidiaries were as follows (dollars in millions):

                                                        Three months ended
                                                             March 31,
                                                        ------------------
                                                           2003       2002
                                                           ----       ----
                  Gross Written Premiums (GAAP)
                  -----------------------------
                    Specialty                            $676.8     $562.8
                    Personal (a)                          181.1      347.5
                    Other lines                              -          .3
                                                         ------     ------
                                                         $857.9     $910.6
                                                         ======     ======

                  Net Written Premiums (GAAP)
                  ---------------------------
                    Specialty                            $438.8     $386.7
                    Personal (a)                          117.9      256.4
                    Other lines                              -          .3
                                                         ------     ------
                                                         $556.7     $643.4
                                                         ======     ======

                  Combined Ratios (GAAP)
                  ----------------------
                    Specialty                              97.9%      98.5%
                    Personal                               95.5      102.1
                    Aggregate (including
                      discontinued lines)                  97.4      101.4

                 (a) Includes the operations of Infinity through the sale date in mid-February 2003.

      SPECIALTY The Specialty group's gross written premiums increased 20% for the first quarter of 2003 over the comparable 2002 period, reflecting the impact of continuing rate increases and volume growth in most of its businesses. Specialty rate increases averaged 27% during the first three months of 2003. Net written premiums increased 14% for the first quarter over the comparable 2002 period. Strong growth in gross written premiums was offset by the timing impact of premiums ceded under certain reinsurance agreements.

      The Specialty group reported an underwriting profit of $9.5 million for the 2003 first quarter with a combined ratio of 97.9%, an improvement of .6 points over the 2002 first quarter. The group's underwriting results for the 2003 quarter included approximately $5.1 million, or 1.2 points, of losses from severe weather compared to about $2.6 million, or .7 points, in the 2002 period.

      PERSONAL The Personal group results represent primarily Infinity's underwriting results through the public offering in mid-February 2003 and the direct-to-consumer auto business, which was sold in April 2003. AFC's ongoing personal lines business is limited to two subsidiaries that generated less than $35 million in net written premiums in 2002 and certain direct-to-consumer business in run-off that had approximately $28 million in net written premiums in 2002. AFC's 38% continuing ownership interest in Infinity is accounted for as an investee corporation. Accordingly, AFC's share of Infinity's earnings following the mid-February public offering is included in equity in net earnings (losses) of investees in the Statement of Earnings.

      The Personal group generated an underwriting profit of $5.2 million in the 2003 first quarter. The group's combined ratio of 95.5% improved 6.6 points compared with the 2002 quarter, reflecting Infinity's reduced underwriting in unprofitable states, the continuing positive effects of recent rate increases and recent expense reductions from consolidating business functions.

                       AMERICAN FINANCIAL CORPORATION 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


      INVESTMENT INCOME The decrease in investment income for the first quarter of 2003 compared to the 2002 quarter reflects lower average investment balances (due to the mid-February sale of Infinity) as well as lower average yields on fixed maturity investments.

      REALIZED GAINS Realized capital gains have been an important part of the return on investments. Individual assets are sold creating gains and losses as market opportunities exist.

      GAINS (LOSSES) ON SECURITIES Realized gains (losses) on securities include provisions for other than temporary impairment of securities still held of $34.9 million in the first quarter of 2003 and $18.3 million in the first quarter of 2002. Increased impairment charges in recent years reflect a rise in corporate defaults in the marketplace. The increase in impairment charges in 2003 reflects primarily the downturn in the airline industry and writedowns of certain asset-backed securities.

      Realized losses on securities include losses of $4.5 million in the first quarter of 2003 and $3 million in the first quarter of 2002 to adjust the carrying value of AFC's investment in warrants to market value.

      LOSS ON SUBSIDIARY In February 2003, AFC recognized a $39.4 million pretax loss on the public offering of 12.5 million shares of Infinity.

      REAL ESTATE OPERATIONS AFC's subsidiaries are engaged in a variety of real estate operations including hotels, apartments, office buildings and recreational facilities; they also own several parcels of land. Revenues and expenses of these operations, including gains and losses on disposal, are included in AFC's Statement of Earnings as shown below (in millions).

                                                   Three months ended
                                                        March 31,
                                                   ------------------
                                                      2003       2002
                                                      ----       ----
           Other income                              $16.0      $15.3
           Other operating and general expenses       16.1       14.5
           Interest charges on borrowed money           .6         .6

      OTHER INCOME Other income increased $9.8 million (21%) for the first quarter of 2003 compared to 2002 due primarily to increased revenues earned by the Specialty group's growing warranty business and higher fee income in certain other specialty insurance operations.

      ANNUITY BENEFITS Annuity benefits reflect amounts accrued on annuity policyholders' funds accumulated. Annuity benefits in the first quarter of 2003 were slightly lower than the 2002 quarter as an increase in average annuity benefits accumulated was offset by a decrease in rates credited to policyholders.

      The majority of GAFRI's fixed annuity products permit GAFRI to change the crediting rate at any time subject to minimum interest rate guarantees (as determined by applicable law). Approximately 45% of the annuity benefits accumulated relate to policies that have a minimum guarantee of 3%; the balance have a guarantee of 4%. Virtually all new sales of GAFRI's fixed annuities offer a minimum interest rate of 3%. Historically, management has been able to react to changes in market interest rates and maintain a desired interest rate spread. The recent interest rate environment has resulted in spread compression which could continue at least through the remainder of 2003.

                       AMERICAN FINANCIAL CORPORATION 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


      On its deferred annuities (annuities in the accumulation phase), GAFRI generally credits interest to policyholders' accounts at their current stated "surrender" interest rates. Furthermore, for "two-tier" deferred annuities (annuities under which a higher interest amount can be earned if a policy is annuitized rather than surrendered), GAFRI accrues an additional liability to provide for expected deaths and annuitizations. Changes in crediting rates, actual surrender, death and annuitization experience or modifications in actuarial assumptions can affect this accrual. Significant changes in projected investment yields could result in charges to earnings in the period such projections are modified.

      ANNUITY AND LIFE ACQUISITION EXPENSES Annuity and life acquisition expenses include amortization of annuity and life, accident and health deferred policy acquisition costs ("DPAC") as well as a portion of commissions on sales of insurance products. Annuity and life acquisition expenses also include amortization of the present value of future profits of businesses acquired. The increase in annuity and life acquisition expenses in the first quarter of 2003 compared to 2002 is due primarily to the amortization associated with GAFRI's purchase of MNL in June 2002.

      The vast majority of GAFRI's DPAC asset relates to its fixed annuity, variable annuity and life insurance lines of business. Continued spread compression, decreases in the stock market and adverse mortality could lead to writeoffs of DPAC in the future.

      INTEREST ON BORROWED MONEY Changes in interest expense result from fluctuations in market rates as well as changes in borrowings. AFC has generally financed its borrowings on a long-term basis which has resulted in higher current costs. Interest expense decreased in the first quarter of 2003 compared to the first quarter of 2002 as lower average indebtedness (including AFC's payable to AFG) and lower interest charges on amounts due reinsurers were partially offset by higher average rates on the AFC bank line.

      OTHER OPERATING AND GENERAL EXPENSES Other operating and general expenses increased $7.1 million (8%) for the first quarter of 2003 compared to the first quarter of 2002 due primarily to higher expenses in the Specialty group's growing warranty business and higher expenses related to growth in certain other Specialty operations.

      INCOME TAXES The 2003 provision for income taxes reflects $5.5 million in tax benefits related to AFC's basis in Infinity stock. The 2002 provision for income taxes includes a $16 million first quarter tax benefit for the reduction of previously accrued amounts due to the resolution of certain tax matters.

      INVESTEE CORPORATIONS

      INFINITY PROPERTY AND CASUALTY CORPORATION Following AFC's sale of 61% of Infinity in the mid-February offering, AFC's proportionate share of Infinity's earnings is included in equity in net earnings (losses) of investees. Infinity reported net earnings for the first quarter of 2003 of $11.5 million, including $5.4 million subsequent to the offering.

      START-UP MANUFACTURING BUSINESSES Equity in earnings (losses) of investees also includes losses of two start-up manufacturing businesses (see Note
      D). Equity in net earnings (losses) of investees includes $865,000 in 2003 and $859,000 in 2002 in losses of one of these businesses. Investee losses in 2002 include $1.9 million in losses of the other manufacturing business, which sold substantially all of its assets in December 2002.

                       AMERICAN FINANCIAL CORPORATION 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


      CUMULATIVE EFFECT OF ACCOUNTING CHANGE Effective January 1, 2002, AFC implemented Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", under which goodwill is no longer amortized, but is subject to an impairment test at least annually. The initial impairment testing resulted in a charge of $40.4 million (net of minority interest and taxes) for the cumulative effect of a change in accounting principle.

      RECENT ACCOUNTING STANDARDS In January 2003, the Financial Accounting Standards Board issued Interpretation No.46, Consolidation of Variable Interest Entities ("FIN 46"). This interpretation will require companies to consolidate entities without sufficient equity based on ownership of expected gains and losses. FIN 46 is effective immediately to variable interest entities acquired after January 31, 2003. For entities acquired before that date, the guidance becomes effective for periods beginning after June 15, 2003.

      AFC is currently assessing the application of FIN 46 as it relates to its investments in two collateralized debt obligations ("CDOs"), for which AFC also acts as investment manager. Under the CDOs, securities were issued in various senior and subordinate classes and the proceeds were invested primarily in bank loans, and to a lesser extent, high yield bonds, all of which serve as collateral for the securities issued by the CDOs. None of the collateral was purchased from AFC. The market value of the collateral at March 31, 2003, was approximately $770 million.

      AFC's investments in the two CDOs are subordinate to the senior classes (approximately 92% of the total securities) issued by the CDOs. To the extent there are defaults and unrecoverable losses on the underlying collateral resulting in reduced cash flows, AFC's class would bear losses first. Holders of the CDO debt securities have no recourse against AFC for the liabilities of the CDOs; accordingly, AFC's exposure to loss on these investments is limited to its investment. AFC's investments in the CDOs are carried at estimated market value of $10.8 million at March 31, 2003, and are included in fixed maturities in AFC's balance sheet.

      PROPOSED ACCOUNTING STANDARD GAFRI's variable annuity contracts contain a guaranteed minimum death benefit ("GMDB") (which may exceed the value of the policyholder's account) to be paid if the annuityholder dies before the annuity payout period commences. Payment of any difference between the GMDB and the related account balance is borne by GAFRI and expensed when paid. In periods of declining equity markets, the GMDB difference increases as the variable annuity account value decreases. At March 31, 2003, the aggregate GMDB values (assuming every policyholder died on that date) exceeded the market value of the underlying variable annuities by $243 million. Industry practice varies, but GAFRI does not establish GAAP reserves for this mortality risk. If a proposed accounting standard becomes effective, GAFRI would be required to record a liability for the present value of expected GMDB payments. Initial recognition of a GAAP liability (estimated to be less than 4% of the difference between the underlying market value of the variable annuities and GMDB value) would be accounted for as the cumulative effect of a change in accounting principles. Death benefits paid in excess of the variable annuity account balances were about $600,000 in the first quarter of 2003 and $1.1 million in all of 2002.

                       AMERICAN FINANCIAL CORPORATION 10-Q


                                     ITEM 3

             QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

      As of March 31, 2003, there were no material changes to the information provided in AFC's Form 10-K for 2002 under the caption "Exposure to Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.


                   ------------------------------------------


                                     ITEM 4

                             CONTROLS AND PROCEDURES

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

                       AMERICAN FINANCIAL CORPORATION 10-Q

                                     PART II
                                OTHER INFORMATION

                                     ITEM 6

                        EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 10 - 2003 Annual Bonus Plan.

    Exhibit 99 - Certification pursuant to section 906 of the
                 Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:  none


                    -----------------------------------------



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, American Financial Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized.

                                         American Financial Corporation




May 14, 2003                             BY: s/Fred J. Runk
                                             -----------------------------------
                                             Fred J. Runk
                                             Senior Vice President and Treasurer

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



May 14, 2003                            BY: s/Carl H. Lindner
                                            -----------------------------------
                                            Carl H. Lindner
                                            Chairman of the Board and
                                              Chief Executive Officer
                                              (principal executive officer)

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



May 14, 2003                            BY: s/Fred J. Runk
                                            -----------------------------------
                                            Fred J. Runk
                                            Senior Vice President and Treasurer
                                            (principal financial officer)