Form 10-K/A
period 2002-12-31
AMERICAN FINANCIAL CORP
filed 2003-09-11
CIK 5016

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

                                  -------------
                    Documents Incorporated by Reference: None
--------------------------------------------------------------------------------

                         AMERICAN FINANCIAL CORPORATION

                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

                                                                        Page
                                                                        ----
Part I
  Item  1 - Business:
                Introduction                                               1
                Property and Casualty Insurance Operations                 2
                Annuity and Life Operations                               15
                Other Companies                                           19
                Investment Portfolio                                      19
                Foreign Operations                                        20
                Regulation                                                20
  Item  2 - Properties                                                    21
  Item  3 - Legal Proceedings                                             22
  Item  4 - Submission of Matters to a Vote of Security Holders           23

Part II
  Item  5 - Market for Registrant's Common Equity and Related
               Stockholder Matters                                        24
  Item  6 - Selected Financial Data                                       25
  Item  7 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        26
  Item 7A - Quantitative and Qualitative Disclosures About
               Market Risk                                                43
  Item  8 - Financial Statements and Supplementary Data                   43
  Item  9 - Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                       (a)

Part III
  Item 10 - Directors and Executive Officers of the Registrant            44
  Item 11 - Executive Compensation                                        46
  Item 12 - Security Ownership of Certain Beneficial Owners
               and Management and Related Stockholder Matters             52
  Item 13 - Certain Relationships and Related Transactions                53
  Item 14 - Controls and Procedures                                       53

Part IV
  Item 15 - Exhibits, Financial Statement Schedules and
               Reports on Form 8-K                                       S-1

  (a) The response to this Item is "none".

--------------------------------------------------------------------------------

                                 EXPLANATORY NOTE

     This Amendment to Form 10-K includes the text of the Form 10-K in its entirety and is being filed to:

  (i) add additional disclosure in the last paragraph on page 4 regarding performance measures in Item 1 - Business,
 (ii) disclose the expiration of two reinsurance agreements in the paragraph following the table on page 12 in Item 1 - Business,
(iii) provide comparative investment performance results under "Investment Portfolio - General" in Item 1 - Business,
 (iv) include submission of matters to a vote of security holders under Item 4,
  (v) add additional disclosure under "Uncertainties - Property and Casualty Insurance Reserves" and delete the reference to "core earnings" under "Results of Operations - Three Years Ended December 31, 2002 - General" in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and
 (vi) delete the calculation of earnings to fixed charges excluding interest on annuities in Exhibit 12.

There are no changes to the audited financial statements. This filing amends only the items specified above and does not otherwise update the disclosures in the Form 10-K or Amendment No. 1 as originally filed and does not reflect events occurring after the original filing of the Form 10-K or Amendment No. 1.

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

PERFORMANCE MEASURES SUCH AS SEGMENT UNDERWRITING PROFIT OR LOSS AND RELATED COMBINED RATIOS ARE OFTEN USED BY PROPERTY AND CASUALTY INSURERS TO HELP USERS OF THEIR FINANCIAL STATEMENTS BETTER UNDERSTAND THE COMPANY'S PERFORMANCE.
SEE NOTE C - "SEGMENT OF OPERATIONS" TO THE FINANCIAL STATEMENTS FOR THE RECONCILIATION OF AFC'S OPERATING PROFIT BY SIGNIFICANT BUSINESS SEGMENT TO THE CONSOLIDATED STATEMENT OF OPERATIONS.

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

     In connection with the sales of the Japanese division to Mitsui in 2001 and the Commercial lines division to Ohio Casualty in 1998, Great American agreed to issue and renew policies related to the businesses transferred until each purchaser received the required approvals and licensing to begin writing business on their own behalf. The Ohio Casualty agreement expired December 1, 2000, and the Mitsui agreement expires December 31, 2003. Under these agreements, Great American cedes 100% of these premiums to the respective purchaser. In 2002, 2001, and 2000, premiums of $173 million, $143 million, and $213 million, respectively, were ceded under these agreements.

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

Yield on Stocks (a):
  Excluding realized gains and losses      5.4%           4.5%          5.0%         5.9%         5.4%
  Including realized gains and losses     (4.6%)          (.3%)         3.9%        20.7%        (5.3%)

Yield on Investments (a)(b):
  Excluding realized gains and losses      7.2%           7.6%          7.6%         7.7%         7.8%
  Including realized gains and losses      6.5%           7.4%          7.4%         7.9%         7.8%

(a)  Excludes effects of changes in unrealized gains.
(b)  Excludes "Real Estate and Other Investments".

The table below compares total returns on AFC's fixed income and equity securities to comparable public indices. While there are no directly comparable indices to AFC's portfolio, the two shown below are widely used benchmarks in the industry. Both AFC's performance and the indices include changes in unrealized gains and losses.

                                                2002           2001          2000         1999         1998
                                                ----           ----          ----         ----         ----

Yield on fixed income securities                 9.2%           8.8%          9.8%         1.6%         8.1%
Lehman Universal Bond Index                      9.8%           8.1%         10.8%         0.2%         7.3%

Yield on equity securities                      (5.0%)        (46.3%)        18.1%         1.8%       (43.4%)
Standard & Poors 500 Index                     (22.1%)        (11.9%)        (9.1%)       21.0%        28.6%

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

                                     ITEM 4

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               ---------------------------------------------------

AFC's Annual Meeting of Shareholders was held on November 20, 2002; the only issue voted upon was the election of a Board of Directors. Approximately 93% of the total voting shares (Common and Preferred) were represented at the meeting. The votes cast for and those withheld are set forth below:

      Name                     For       Against     Withheld        Abstain
      ----                     ---       -------     --------        -------
Theodore H. Emmerich       12,477,946       N/A       24,859           N/A
James E. Evans             12,454,115       N/A       48,690           N/A
Carl H. Lindner            12,452,984       N/A       49,821           N/A
Carl H. Lindner III        12,453,969       N/A       48,436           N/A
Keith E. Lindner           12,454,822       N/A       47,983           N/A
S. Craig Lindner           12,453,969       N/A       48,836           N/A
William R. Martin          12,479,310       N/A       23,495           N/A
William W. Verity          12,478,445       N/A       24,360           N/A
----------------------
N/A - Not Applicable

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

      Net realized gains (losses) on securities sold and charges for "other than temporary" impairment on securities held were as follows (in millions):

                   Net Realized
                 Gains (Losses)      Charges for
                       on Sales       Impairment          Other(a)      Total
                 --------------      -----------          -----        ------
      2002               $112.9          ($179.4)        ($12.4)       ($78.9)
      2001                 89.8           (125.5) (b)      11.6         (24.1)
      2000                 (1.7)           (27.5)           2.6         (26.6)
      1999                 37.4            (19.4)           2.1          20.1
      1998                 42.6            (34.6)          (1.7)          6.3

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

      Estimating the liability for unpaid losses and LAE is inherently judgmental and is influenced by factors which are subject to significant variation. Through the use of analytical reserve development techniques, management utilizes items such as the effect of inflation on medical, hospitalization, material, repair and replacement costs, general economic trends and the legal environment. While current factors and reasonably likely changes in variable factors are considered in estimating the liability for unpaid losses, there is no method or system which can eliminate the risk of actual ultimate results differing from such estimates. Reserve development in recent years is quantified and discussed for major areas of AFC's property and casualty insurance operations in the pages that follow under "Results of Operations - Property and Casualty Insurance - Underwriting."

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

     ASBESTOS AND ENVIRONMENTAL-RELATED ("A&E") RESERVES Establishing reserves for A&E claims relating to policies and participations in reinsurance treaties and former operations is subject to uncertainties that are significantly greater than those presented by other types of claims. For this group of claims, traditional actuarial techniques that rely on historical loss development trends cannot be used and a meaningful range of loss cannot be estimated. Case reserves and expense reserves are established by the claims department as specific policies are identified. In addition to the case reserves established for known claims, management establishes additional reserves for claims not yet known or reported and for possible development on known claims. These additional reserves are management's best estimate based on its review of industry trends and other industry information about such claims, with due consideration to individual claim situations like A.P. Green. Estimating ultimate liability for asbestos claims presents a unique and difficult challenge to the insurance industry due to, among other things, inconsistent court decisions, an increase in bankruptcy filings as a result of asbestos-related liabilities, novel theories of coverage, and judicial interpretations that often expand theories of recovery and broaden the scope of coverage. The casualty insurance industry is engaged in extensive litigation over these coverage and liability issues as the volume and severity of claims against asbestos defendants continue to increase.

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

RESULTS OF OPERATIONS - THREE YEARS ENDED DECEMBER 31, 2002

GENERAL The following table shows AFC's net earnings as stated in the Statement of Operations as well as the after-tax effect of other items included in these GAAP measures that are listed below to assist investors in analyzing their impact on the trend in operating results (in millions):
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

                                    SIGNATURE
                                   ----------

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, American Financial Corporation has duly caused this Report to be signed on its behalf by the undersigned, duly authorized.

                                         American Financial Corporation


Signed:  September 10, 2003                 BY:s/FRED J. RUNK
                                            ------------------------------------
                                              Fred J. Runk
                                              Senior Vice President and
                                                Treasurer

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

 21     Subsidiaries of the Registrant, filed as Exhibit 21
        to AFG's Form 10-K for 2002.                                        (*)

 31(a)  Sarbanes-Oxley Section 302(a) Certification of Chief
        Executive Officer

 31(b)  Sarbanes-Oxley Section 302(a) Certification of Chief
        Financial Officer

 32     Sarbanes-Oxley Section 906 Certification of Chief
        Executive Officer and Chief Financial Officer

  (*)  Incorporated herein by reference.